Form 10QSB
period 2002-09-30
STELLAR INTERNATIONAL INC
filed 2002-11-15
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________________________________

FORM 10-QSB

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

*

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-31198

STELLAR INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

ONTARIO, CANADA	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

82 Wellington Street South, Suite 201

London, Ontario Canada

89504

(Address of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)

(519) 434-1540

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No

The number of outstanding common shares, no par value, of the Registrant at:

September 30, 2002 are 14,261,577

STELLAR INTERNATIONAL INC.

SEPTEMBER 30, 2002

CONTENTS

INTERIM FINANCIAL STATEMENTS

Balance Sheet

Statement of Loss and Deficit

Statement of Cash Flows

Notes to Financial Statements

MANAGEMENT DISCUSSION AND ANALYSIS

STELLAR INTERNATIONAL INC.

INTERIM BALANCE SHEET

(Canadian Funds)

(Unaudited – Prepared by Management)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT
Cash and cash equivalents	$ 349,414	$ 841,609
Accounts receivable	69,983	359,468
Inventory (Note 3)	68,218	60,268
Deposits and sundry receivable	32,480	21,960

	520,095	1,283,305

PLANT AND EQUIPMENT (Note 4)	316,832	25,495
OTHER (Note 5)	3,371	3,542

	840,298	1,312,342

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$ 251,397	$ 167,401

CONTINGENCIES AND COMMITEMENTS (Note 7)

SHAREHOLDER’ EQUITY
AUTHORIZED
Unlimited – Non-voting, convertible, redeemable and retractable preferred shares
Unlimited – Common shares
ISSUED
14,261,577 – Common shares	2,051,503	2,051,503
Paid-in capital options	93,263	93,263
DEFICIT	(1,555,865)	(999,825)

588,901	1,144,941

$ 840,298	$ 1,312,342

See accompanying notes to interim financial statements.

STELLAR INTERNATIONAL INC.

INTERIM STATEMENT OF LOSS AND DEFICIT

(Canadian Funds)

(Un-audited – Prepared by Management)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001

REVENUE	$ 187,423	$ 100,378	$ 622,819	$ 298,750

DIRECT EXPENSES	45,828	24,202	142,858	76,727

GROSS PROFIT	141,595	76,176	479,961	222,023

EXPENSES
Selling, general and administrative	314,926	102,712	825,532	454,220
Clinical trials	57,372	216,960	214,184	418,018
Interest on long-term debt	-	229	-	943
Interest and service charges – other	-	1,085	-	2,606
Amortization	6,717	1,717	10,151	5,151
Investment income	(5,124)	(36,774)	(13,865)	(55,754)

373,891	285,929	1,036,002	825,184

NET LOSS FOR THE PERIOD	(232,296)	(209,753)	(556,041)	(603,161)

DEFICIT, beginning of period	(1,323,570)	(847,381)	(999,825)	(453,973)

DEFICIT, end of period	(1,555,866)	(1,057,134)	(1,555,866)	(1,057,134)

NET LOSS PER SHARE
Basic and diluted	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,261,577	14,261,577	14,261,577	14,261,577

See accompanying notes to interim financial statements.

STELLAR INTERNATIONAL INC.

INTERIM STATEMENT OF CASH FLOWS

(Canadian Funds)

(Unaudited – Prepared by Management)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001
OPERATING ACTIVITIES
Net loss for the period	$ (232,296)	$ (209,753)	$ (556,041)	$ (603,161)
Amortization	6,717	1,717	10,151	5,151
Changes in non-cash components of working capital	-	-	-	-
Accounts receivable	29,650	3,120	289,485	(37,702)
Inventory	(14,987)	(2,224)	(7,950)	2,419
Deposits and sundry receivables	210,359	5,615	(10,520)	(18,195)
Accounts payable and accrued liabilities	22,346	(57,151)	83,997	(30,888)

	21,789	(258,676)	(190,878)	(682,376)

FINANCING ACTIVITY
Repayment of long-term debt	-	(1,350)	-	(3,950)

INVESTING ACTIVITY
Purchase of plant and equipment	(284,279)	(7,563)	(301,317)	(12,126)

CHANGE IN CASH AND CASH EQUIVILANTS	(262,490)	(267,589)	(492,195)	(698,452)

CASH AND CASH EQUIVALENTS,
beginning of period	611,904	1,243,456	841,609	1,674,319

CASH AND CASH EVIVALENTS,
end of period	$ 349,414	$ 975,867	$ 349,414	$ 975,867

SUPPLEMENTAL CASH FLOW
INFORMATION – Interest paid	$ -	$ 1,314	$ -	$ 3,549

See accompanying notes to interim financial statements

STELLAR INTERNATIONAL INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(Canadian Funds)

(Unaudited – Prepared by Management)

SEPTEMBER 30, 2002

1.

BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended December 31, 2001.  They do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with United States generally accepted accounting principles.  They have been prepared using the same accounting policies and methods as those used in the December 31, 2001 accounts.

The presentation of interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim financial statements and the revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.

PRIOR PERIOD ADJUSTMENT

Net loss for the nine months ended September 30, 2001 was restated to reflect the decrease of $60,000 in selling, general and administrative expenses due to the improper accounting for the bonuses paid in 2001 for services rendered in prior years.

The effect of the correction of this error results in decrease of $60,000 in net loss for the period ended September 30, 2001 and increase in opening deficit at January 1, 2001.

3.

INVENTORY

	September 30, 2002	December 31, 2001

Raw materials	$ 1,491	$ 14,081
Finished goods	34,049	25,040
Packaging material	32,678	21,147

$ 68,218	$ 60,268

4.

PLANT AND EQUIPMENT

	September 30, 2002		December 31, 2001
	Cost	Accumulated Amortization	Net	Net

Equipment	$ 345,063	$ 28,231	$ 316,832	$ 25,495

5.

OTHER ASSET

	September 30, 2002		December 31, 2001
	Cost	Accumulated Amortization	Net	Net

Patents	$ 3,885	$ 514	$ 3,371	$ 3,542

6.

CAPITAL STOCK

There are no changes in capital stock disclosure since the Company’s financial statements for the fiscal year ended December 31, 2001.

7.

CONTIGENCIES AND COMMITMENTS

(a)

Legal Action

On May 2, 1997 a competitor claimed injunctive relief against the Company as well as damages including aggravated, exemplary and punitive damages of $20,000,000 for each breach of fiduciary duty, breach of contract, misuse of confidential information, including breach of contract, interference with contractual interests, conversion, detinue and an accounting of the profits from such activities.  In turn, the Company counterclaimed for a dismissal of the action and damages in the amount of $500,000, interests and costs.

A motion was brought by the claimant for an interim injunction against the Company which was dismissed.  A leave to appeal motion was brought by the claimant which was also dismissed.  As at year-end, the claimant has paid a total of $27,000 of cost to the Company.  In the opion of the Company’s legal counsel, the competitor’s claim against the Company is without merit and the outstanding counterclaim, if pursued by the Company, would likely result in damages in excess of the competitor’s claim.  Therefore, no provision has been made in the financial statements.

(b)

Royalty Agreement

The Company entered into a royalty agreement on sales of one of its products.  The agreement runs through September 30, 2008 with payments ranging from 5% of sales to September 30, 2001 to 2% by October 1, 2003.

(c)

License Agreement

On December 28, 2001, the Company entered into a license agreement to grant the exclusive rights and license to use the methods and technical know how for the purposes of manufacturing, marketing and selling Urasyst-S products in the specified territory.  In consideration, the Company to receive a combination of non-recurring, non-refundable license fees and royalty payments.  The license fees are due upon the achievement of specified milestones.

One of the license fees was due upon signing of the agreement and has been recognized in the income during fiscal 2001 year, the remaining license fees will be recognized into income upon achievement of the specified milestones.  The royalties, which equal to 17.5% of net sales of each calendar month quarter, is to be paid in arrears on or before the 45th day of each quarter with respect to net sales in the preceding quarter.  Until such time as there are net sales aggregating three million dollars, only 7.5% of the 17.5% royalty will be paid to the Company with the balance of 10% of the royalty being credited against the licensing fee.

The agreement will expire seven years after December 21, 2001 or unless earlier terminated by the parties in accordance with the agreement.

(d)

Operating Lease

The Company entered into an agreement to lease its premises for the term of two years, commencing on June 1, 2001, with an option to renew for a second term of two years.  The lease is $28,800 per annum.

8.

COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform to current period presentation.

MANAGEMENT DISCUSSION AND ALAYSIS

The following discussion should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this report.

Results of Operations

3& 9 month period ended September 30, 2002 compared to the same periods for 2001

Overview

For the 9 month period ended September 30, 2002, total revenue increased to 108.5% to $622,819, compared to $298,750 for the same period in 2001.  This Year-to-date increase declined slightly compared to the first 6 months due to normal summer slow downs.  The quarter ended September 30th showed sales revenues up 87% over the same quarter in 2001.  Gross profit is up YTD by 116.2% and for the quarter 85.5%.  Manufacturing efficiencies continue to improve due to volumes produced.  Stellar’s sales growth continues to be driven by our sales force through face-to-face contacts and enhanced customer service to our core markets and key customers.

Net loss for the quarter was up 10.7%, but down 7.8% for the nine months ended September 30, 2002 to $557,652 as compared to net loss for the same period in 2001 of $604,772.  Losses incurred were directly associated to costs related to the expansion of field representation and the support infrastructure.

Product Sales

Both products groups continue to demonstrate excellent growth in market performance.  Gross sales of NeoVisc for the first 9 months of 2002 have increased by 97.5% over the same period in 2001, while the Uracyst-S products continue to grow at a faster pace, up 199% over the same period.

Cost of Sales

Costs of Goods Sold increased for the quarter due to required packaging changes.  Even with these changes, cost-of-goods as a percentage of sales shows a 3% improvement year-to-date compared to the same period for 2001.

Research and Development

As per previous reports, the Company continues to invest in research necessary to expand its products into international markets.  The focus on product development is two fold; in-licensing and out-licensing for immediate impact on revenue stream, and in-house product development for future growth stability.  Progress continues to be made in all areas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 81.7% for the 9 months ended September 30, 2002.  These increases are related directly to Field Sales Force expansion and New Business Development.  This will assist us to continue to expand current product sales in the Canadian market, build our business into international markets and work on in-licensing opportunities.

Liquidity

The Company feels that cash-on-hand, in-coming milestone payments and future income from operations is sufficient to maintain operations for the next 6 month period.

Stellar is seeking to obtain authorization to have its Common Shares traded on the OTC Bulletin Board Service (the “OTCBB”) of the National Association of Securities Dealers, Inc.  No assurance can be given, however, that the Common Shares will be so authorized for trading.  In the event that the Common Shares are authorized for trading on the OTCBB, Stellar anticipates that it will be in full compliance with the Sarbanes-Oxley Act no later than the date the Common Shares are first traded.  In this regard, Stellar is currently in the process of implementing the necessary internal controls to enable its principal executive and principal financial officers to make the certification required by Section 302 of the Sarbanes-Oxley Act.