Form 10KSB
period 2002-12-31
STELLAR INTERNATIONAL INC
filed 2003-03-28
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________________________________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-31198

STELLAR INTERNATIONAL INC.

(Name of small business issuer in its charter)

ONTARIO, CANADA	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

82 Wellington Street South, Suite 201

London, Ontario Canada

N6B 2K3

(Address of principal executive offices)

(519) 434-1540

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class

Name of each exchange on which registered

   Not applicable

         Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB

State issuer’s revenues for its most recent fiscal year. $854,705 (Cdn.).

As of December 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of such date, was $1,851,146 (Cdn.)

As of December 31, 2002, 14,261,577 Common Shares were outstanding.

Transitional small business disclosure format (check one):  Yes __

No X

General

In this annual report, “Stellar” and the “Company” refer to Stellar International Inc., an Ontario, Canada corporation.  All dollar amounts in this annual report are stated in Canadian Dollars unless stated otherwise.  Certain terms used in this annual report are defined below in the section entitled “Glossary.”  The names of products referred to in this annual report are the trademarks or registered trademarks of their respective owners.

Forward-Looking Statements

Certain statements contained in this annual report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company intends that such “forward-looking statements” be covered by the safe harbor provisions contained in such Sections.  These statements, which can sometimes be identified by words such as “may,” “will,” “could,” “possible,” “intend to,” “plan to,” “anticipate,” “believe,” “estimate,” “should,” “expect” and other words or phrases of similar meaning, include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy.  These statements reflect the current views of management of the Company with respect to future events and are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  The Company does not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars.  All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated.  As at March 11, 2003 the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.6823 (U.S.).

Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during 2002, 2001 and 2000.

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

At End of Year	0.6631	0.6278	0.6669

Average	0.6413	0.6460	0.6733

High	0.6618	0.6700	0.6970

Low	0.6199	0.6297	0.0647

PART 1

Item 1.

Description of Business.

Overview

Stellar is a Canadian pharmaceutical company involved in the development and marketing of high quality, cost-effective, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis.  Stellar also intends to develop additional healthcare products aimed at niche pharmaceutical markets.  Stellar’s product development strategy focuses on seeking novel applications for its products in markets where its products demonstrate true cost effective therapeutic advantages.

Stellar has developed and currently markets the following three medical products:  (i) NeoVisc, (ii) Uracyst-S and (iii) the Uracyst-S Test Kit.  NeoVisc, a 3 injection sodium hyaluronate therapy, was developed to provide a cost-effective alternative treatment to the over 3 million Canadians suffering from osteoarthritis.  Uracyst-S, a chondroitin-based therapy, and the Uracyst-S Test Kit were developed to identify defective bladder linings and provide symptomatic relief to the over 38,000 patients in Canada diagnosed with interstitial cystitis.  Each of these products has  received regulatory approval in Canada.  Uracyst-S and the Uracyst-S Test Kit are patented in the United States (U.S. Patent No. 6,083,933) and in Canada (Patent No. 2,269,260).

Stellar markets its products in Canada through direct sales using a network of commissioned and salaried sales people.  The Company’s principal objective is to extend its sales and marketing efforts to the United States and other international markets through strategic partnerships.  Accordingly, through these partnerships, Stellar intends to conduct clinical trials necessary to obtain the required regulatory approvals for its products in such foreign markets. Effective December 2001, Stellar entered into a strategic licensing agreement with G. Pohl-Boskamp GmbH &Co. for the sale of Uracyst-S products in Europe.

Stellar was incorporated under the Business Corporations Act (Ontario) on November 14, 1994.  The Company’s registered office and executive offices are located at 201-82 Wellington Street South,  London, Ontario, Canada N6B 2K3 with a satellite scientific and regulatory affairs office in North York, Ontario.  The Company’s telephone number is (519) 434-1540, its facsimile number is (519) 434-4382 and its e-mail address is stellar@stellarint.com.

Offering

In November 2000, the Company completed an initial public offering (the “Offering”) of its common shares (“Common Shares”) in Canada.  The Offering consisted of 3,561,578 units; each unit comprising one Common Share and a warrant to purchase one-half of a Common Share.  Stellar received net proceeds of approximately $1,852,000 (Cdn.) from the Offering.  The Offering was effected on a best efforts basis through Patica Securities Inc. (the “Agent”).  The Offering was not registered under the Securities Act.  Following the Offering, the Common Shares were approved for listing on Tier 3 of The Canadian Venture Exchange (now the TSX Venture Exchange). The Common Shares trade on the TSX Venture Exchange under the symbol “YYS.” In December 2002, the Common Shares were approved for trading on the  OTC Bulletin Board service of the National Association of Securities Dealers, Inc. (the “OTC Bulletin Board”) under the symbol “SLRXF.”

Glossary

“hyaluronate” or “HA” -  A naturally occurring polysaccharide, which by virtue of its viscosity and elasticity, acts as a lubricating and shock absorbing component in synovial fluids.   It is the active ingredient in NeoVisc.

“interstitial cystitis” or “IC”  -  A chronic inflammation of the bladder wall.

“NeoVisc” - A  2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints.  NeoVisc is the Company’s proprietary product for the treatment for osteoarthritis.

“osteoarthritis” or “OA” -  A degenerative disease associated with long-term wear primarily on weight bearing joints.

“polysaccharide” - A carbohydrate containing a large number of saccharide (sugar) groups.  Starch is a common type of polysaccharide.

“synovial fluid”  -  A clear viscid fluid, the function of which is to lubricate the joint.

“TPD” - The Therapeutic Products Directorate of Health Canada, which, among other functions, regulates medical devices and other therapeutic products used in Canada.

“Uracyst-S” - A sterile 0.2% sodium chondroitin sulfate solution and Uracyst-S Concentrate A sterile 2.0% sodium chondroitin sulfate solution. Uracyst-S products are the Company’s proprietary  treatments  for certain forms of IC and non-common cystitis.  The products are instilled by catheter directly into a patient’s bladder.

“Uracyst-S Test Kit” - The Company’s proprietary test kit that confirms the existence of bladder lining defects in IC patients and identifies those patients who should respond positively to Uracyst-S.

Development Strategy

Stellar focuses its product development activity around naturally occurring, well-studied (human body) chemicals and seeks novel applications in markets where its products demonstrate cost-effective therapeutic advantages.  By using this development strategy, management of Stellar believes it can bring products with niche applications to unsatisfied, under-serviced markets with relatively low regulatory risk.  In addition, management of the Company believes that a focus on in-licensing additional products focused on these same niche pharmaceutical markets improves its ability to compete with larger companies and gain significant market share for its products and licensed-in products.

Competition Generally

The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology.  The Company competes with other companies to market its products aimed at treating similar conditions.  Many of these companies have substantially greater resources than the Company. There can be no assurance that the Company will continue to be able to compete with such companies or that developments by others will not render the Company’s products or technologies non-competitive or obsolete.  In order to maintain and improve its position in the industry, the Company must continue to enhance its current products, develop or acquire new products and product extensions and implement a comprehensive international sales and distribution marketing strategy.  The Company’s competition comes from a variety of sources, including companies which target all or a portion of the Company’s current product offerings.  See “– Products and Markets.”  Also, many current and potential competitors of the Company may have greater name and brand recognition and more extensive customer bases that could be leveraged to gain market share to the Company’s detriment.  In addition, competitors may be able to complete the regulatory approval process sooner than the Company, and therefore market their products earlier than the Company can market certain of its products.  If the Company is not able to compete effectively against  current and future competitors, such failure may result in fewer customer orders, reduced gross margins and profitability and loss of market share, any of which would materially adversely affect the Company.

Competitive Advantages of Stellar

Management believes that Stellar’s main competitive advantages include:

(i)

the ability to conduct research and development and produce products in a cost-effective manner;

(ii)

a focus on the development of formulations and technologies targeted at smaller market niches that larger multi-national pharmaceutical companies have largely ignored because of size;

(iii)

the ability to offer cost-effective pricing while maintaining acceptable gross profit margins;

(iv)

the patents it holds for certain of its products and

(v)

the ability to identify market needs and develop new niche products.

Products and Markets

Stellar has developed and currently markets the following three medical products:  (i) NeoVisc, (ii) Uracyst-S and (iii) the Uracyst-S Test Kit.  Each of these products is presently licensed for use in Canada and the Company’s sales are primarily in Canada. In addition, Stellar has signed an agreement for the distribution of a medical product called SkeliteTM.

NeoVisc

NeoVisc is a 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints.  NeoVisc is classified in Canada by the TPD as a “medical device” under the Medical Devices Regulations of the Food and Drugs Act (Canada).  NeoVisc is packaged, sold and marketed as a 3 injection therapy.  The product is administered weekly by injection directly into the affected joint.  This type of injection is referred to as an intra-articular injection.

This administration process, referred to as viscosupplementation, is a relatively new therapy for the treatment of osteoarthritis, having gained Canadian approval in 1992 and United States approval in 1997.  However, viscosupplementation has been used for many years in the veterinarian market.  Replacing or supplementing the joint fluid provides symptomatic relief from the pain of osteoarthritis for up to 6 to 8 months before a repeat set of injections is required.

Osteoarthritis and Treatment Options.  Osteoarthritis is a degenerative disease associated with long-term wear on weight bearing joints.  With no known cure, it is estimated that OA affects an estimated 33% of persons over 45 years of age, and approximately 85% over the age of 70.  The Canadian Arthritis Association estimates that 3 million Canadians suffer from the “osteo” form of arthritis.  Stellar estimates the number of American OA sufferers at over 30 million.  The aggregate number of patients with OA is expected to grow significantly as the average age of the population increases.

Current OA remedies focus on symptomatic relief and postponement of surgical intervention.  These remedies include:

(i)

Drugs:

Pain killers such as aspirin, acetaminophen and other non-steroidal anti-inflammatory drugs (NSAID), such as naproxen and diclofenac, as well as new COX/2 Inhibitors;

(ii)

Steroidal

Anti-Inflammatory:

Corticosteroids are also used to treat the inflammation associated with the disease and

(iii)

Joint Replacement:

Surgical replacement with artificial joints.

Products such as NeoVisc have added a fourth non-pharmacological option in obtaining symptomatic improvements by supplementing the synovial fluid in the affected joint.  NeoVisc can also be used in conjunction with drug treatments like COX/2 Inhibitors, reducing the overall cost of treatment, increasing clinical benefits and delaying or avoiding steroid use and joint replacement.

Role of Hyaluronate.  The active ingredient in NeoVisc is hyaluronate, also referred to as hyaluronic acid or “HA.”  HA is a naturally occurring polysaccharide found throughout the human body, which has been shown to play an important role in such biological processes as cell differentiation, tissue hydration and proteoglycan organization.  It has also been shown that injected  HA provides an anti-inflammatory and analgesic effect.  HA plays a fundamental role in human joints, where by virtue of its viscosity, elasticity and other rheological properties, acts as a lubricating and shock absorbing component in joint fluids, and as an ocular lubricant.  HA products are currently being used in eye surgery, wound healing, intra-articular injections and as an adjunct to certain grafting procedures.

Marketing Strategy.  Purchase decisions in the prescription pharmaceutical market are influenced by the prescribing physician, pharmacist and end use patient/customer.  State and private health care plans and patients user groups may also play a role in product/therapy selection, especially where the cost of therapy is high.  In treating OA, it is typically the physician that decides which therapeutic option is best for the patient and which related products to use.

Stellar’s marketing and sales strategy focuses on those physicians currently prescribing HA intra-articular injection products.  Stellar has created a database focused on rheumatologists, orthopaedic surgeons, sports medicine specialists and select general practitioners in Canada.  Direct marketing to the physicians in this database has been, and will continue to be, effective in persuading treating physicians and specialists already using viscosupplementation to convert to NeoVisc, or recommend it to patients.  Management of the Company believes that NeoVisc is at least as effective as any other competitive product and is the lowest cost intra-articular therapy currently on the market.  Accordingly, Stellar’s strategy is to demonstrate that NeoVisc is the most cost-effective viscosupplement therapy available.

Competitive Analysis.  The major competitive product to NeoVisc in Canada and the United States is Synvisc which is manufactured by Genzyme Corp.  Synvisc is a 3 injection therapy marketed in the United States by Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation.  Synvisc is marketed in Canada directly by Genzyme Corp.  Synvisc has been available in Canada since 1992 and in the United States since 1997.  Synvisc is the dominant product in the viscosupplementation market.  Management of Stellar estimates Synvisc’s market share at over 70%  in the United States and 65% in Canada.

In the United States, NeoVisc would also compete with Fidias, SpA’s product, marketed under the trade name “Hyalgan” by Sanofi-Synthelabo Inc. and Seikagaku’s product “Supartz” marketed by Smith and Nephew.  In Canada, NeoVisc also competes with Orthovisc, manufactured by Anika Therapeutics, Inc. and Suplasyn, manufactured by Bioniche Life Sciences Inc. and marketed by Stryker Canada Inc.

With little to differentiate these HA products for use in the treatment of degenerative joint disease, management of the Company believes that Stellar’s lower patient cost and high quality will allow NeoVisc to effectively penetrate the market and obtain a significant share in Canada and, ultimately, the United States.

Uracyst-S and the Uracyst-S Test Kit

Stellar has developed Uracyst-S, a sterile 0.2% sodium chondroitin sulfate solution, Uracyst-S Concentrate, a sterile 2.0% sodium chondroitin sulfate solution and the Uracyst-S Test Kit, comprising Uracyst-S 0.2% and Solution K, a 3.0% potassium chloride solution.  Uracyst-S  products and the Uracyst-S Test Kit are used in the diagnosis and treatment of certain forms of IC and non-common cystitis.  Uracyst S products are packaged and sold in 40 mL and 10 mL vials.  The Uracyst-S Test Kit contains a 40 mL vial of Solution K and a 40 ml vial of Uracyst-S.  These products are instilled by catheter directly into a patient’s bladder.

Uracyst-S provides symptomatic relief for patients suffering from IC and non-common cystitis (including radiation-induced cystitis and hemorrhagic cystitis) by supplementing and replenishing deficiencies in the glycosaminoglycan (“GAG”) lining of the bladder wall.  This GAG lining acts as a protective barrier against irritants and toxins (e.g., microcrystals, carcinogens and  acid) in the urine and serves as an important defense mechanism against bacterial adherence.  Many researchers now believe that a large number of IC patients (over 70%) have “leaky” or deficient GAG layers in their bladders.

When Solution K is instilled in an IC patient’s bladder with GAG deficiencies, the patient experiences pronounced IC like symptoms.  Instilling Uracyst-S into the bladder of those patients responding positively to the test, neutralizes the irritations.  This test allows the clinician to determine which IC patient has a leaking GAG layer and therefore determine which IC patient will more likely respond positively to Uracyst-S to control IC symptoms.

Uracyst-S is typically instilled in patients weekly for the initial month of therapy, then once a month until symptoms resolve.  Because these types of cystitis are typically chronic diseases of no known cause, patients will usually require re-treatment after a variable period of time when symptoms recur.

The Company has been issued a patent in the United States and Canada for the use of the Uracyst-S Test Kit and the Uracyst-S treatments.  Uracyst-S and the Uracyst-S Test Kit are both classified in Canada by the TPD as medical devices under the Medical Devices Regulations of the Food and Drugs Act (Canada).

Prior to the Offering, Stellar was unable to fund the necessary clinical work for Uracyst-S.  Dr. Gary Steinhoff of Vancouver, British Columbia agreed to perform such work, on behalf of Stellar, in consideration for a variable royalty payable until August 31, 2008.  The royalty is based upon a percentage of Uracyst-S net sales.  The royalty percentage for the period which began on September 1, 1998 and ended on August 31, 2000 was 5%.  The royalty percentage for the period which began on September 1, 2000 and ends on August 31, 2003 is 3%.  The royalty percentage for the period beginning on September 1, 2003 and ending on August 31, 2008 will be 2%.  Dr. Steinhoff is not otherwise affiliated with Stellar or any of its officers, directors or principal shareholders.

In December 2001, the Company entered into a license agreement (the “European License”) with G. Pohl-Boskamp GmbH & Co. of Hohenlockstedt, Germany (the “European Licensee”).  Under the European License, the European Licensee was granted the exclusive right to manufacture, market and sell the Company’s Uracyst-S product line in Europe.  In consideration for the grant of such exclusive right, the European Licensee paid Stellar $300,000 (Cdn.) upon execution of the European License.  The European Licensee is required to make an additional $300,000 (Cdn.) payment to Stellar the time of the European Licensee’s first sale of Uracyst-S products in Europe, which is expected to occur early in the second quarter of 2003.  The European Licensee is also obligated to pay the Company a royalty.  The royalty is equal to 17.5% of the quarterly net sales (“Net Sales”) of Uracyst-S products by the European Licensee and its affiliates and sublicensees; provided, however, until such time as Net Sales exceed $3,000,000 (Cdn.), a royalty of only 7.5% of Net Sales is required to be paid to Stellar.  Subject to extension in the case of patented improvements to the Uracyst-S product line, the term of the European License is scheduled to expire on December 21, 2008.

Interstitial Cystitis and Treatment Options.  Interstitial cystitis is a chronic inflammation of the bladder wall.  Unlike common cystitis, IC is not caused by bacteria and does not respond to conventional antibiotic therapy.  IC can affect people of any age, race or sex, but is more frequently diagnosed in women.

Interstitial cystitis causes some or all of the following symptoms:

Frequency:

Day and/or night frequency of urination (up to 60 times a day in severe cases).  In early or very mild cases, frequency is sometimes the only symptom.

Urgency:

Pain, pressure or spasms may also accompany the sensation of having to urinate immediately.

Pain:

Can be abdominal, urethral or vaginal.  Pain is also frequently associated with sexual intercourse.

Other:

Some patients also report experiencing symptoms such as muscle and joint pain, migraines, allergic reactions, colon and stomach problems, as well as the more common symptoms of IC described above.

At present, there is no cure for IC nor is there an effective treatment which works for everyone.  The following treatments have been used to relieve the symptoms of IC in some people:  (i) diet, (ii) bladder distention, (iii) instilled dimethyl sulfoxide (DMSO), heparin or hyaluronic acid, (iv) anti-inflammatory drugs, (v) antispasmodic drugs, (vi) antihistamines and (vii) muscles relaxants.

In severe cases, several types of surgery have been performed including bladder augmentation and urinary diversion. Products available for treating IC vary in their effectiveness.  Most work for short periods of time and, in general, are effective in about 30% to 40% of patients.  Some therapies can take up to 6 months of active treatment before patients start to show symptomatic improvement.

Market For Uracyst-S and the Uracyst-S Test Kit.  Data on the number of IC patients being treated and the method of treatment is not readily available in Canada or the United States.  Many products such as DMSO and heparin are not used exclusively to treat IC.  This lack of detailed end-use product and prescription data make it difficult to define the size of the IC market.  A United States epidemiology study (The Journal of Urology, February, 1999) conservatively estimates the number of people with interstitial cystitis in the U.S. at approximately 700,000.  The number of people in Canada with IC is estimated by Stellar to be 70,000.

Marketing Strategy.  Stellar currently markets Uracyst-S and Uracyst-S Test Kits directly to physicians and pharmacies (although in many cases the patient is the ultimate purchaser) in Canada.  Stellar intends to focus its promotion to a core group of urologists currently treating interstitial cystitis, largely in major Canadian urban centers (all Provincial capitals and cities with medical teaching centers).  Management estimates that there are over 500 practicing urologists in Canada and 7,500 in the United States.  This well-defined target audience makes direct marketing an effective strategy for Stellar.  Pursuant to the European License, Stellar markets its Uracyst-S product line in Europe through the European Licensee.

Stellar’s sales efforts emphasize the patented Uracyst-S Test Kit’s ability to determine those IC patients who are GAG deficient, and then demonstrate the potential to treat these same patients with Uracyst-S.  This ability is important as GAG replenishment therapy can take up to 6 months before patients start to show substantial symptomatic improvement.  Sales efforts also promote the ongoing clinical work that Stellar has undertaken with Uracyst-S which shows a response rate of over 60% and an excellent safety profile.

Management believes that the monthly maintenance therapy cost of Uracyst-S is less than that of all other active treatments.  Stellar expects to gain acceptance more readily from both physicians and patients as the most cost-effective therapy for treating GAG deficient IC patients.  Cost is an important factor in selecting a treatment option as most patients will be on and off GAG replacement therapy for an indeterminate amount of time.  In addition, Stellar’s unique test kit provides Stellar with a substantial competitive advantage over its competitors.

Competitive Analysis.  The treatment of IC is a relatively small niche market supplied by smaller pharmaceutical companies.  Because of low efficacy rates and relatively expensive treatment costs, management believes the treatment of IC remains an unsatisfied market with no dominant competitive product.  Alza Corporation and Shire Pharmaceutical Corporation are the two major suppliers to the IC market.

In 1993, Alza Corporation launched Elmiron (pentosan polysulfate sodium) in Canada.  Elmiron is used as an oral GAG replenishment therapy.  Alza Corporation has been extremely active in the market providing comprehensive materials and services for physicians and IC patients.  Side effects may also be difficult to manage for some patients and can include hair loss, diarrhea and extreme to mild gastrointestinal discomfort.

Shire Pharmaceutical Corporation’s RIMSO 50 (also known as DMSO) was previously a market leader for urinary tract diseases, but has seen its market eroded by generic DMSO selling for 50% of its price.  Since DMSO may be used in treatments for diseases or symptoms other than IC it is difficult to find exact usage data for IC.  DMSO works to desensitize the bladder wall and has numerous negative side effects.  The principal side effects include some discomfort and an emission of a strong, unpleasant odor similar to garlic for up to 48 hours after an instillation.  DMSO, although not favored by patients, remains a product of choice for many urologists.

Elmiron has a typical cost of about $150 (Cdn.)/month as compared to $80 (Cdn.)/month for DMSO and $55 (Cdn.)/month for Uracyst-S.

SkeliteTM

Stellar has acquired the exclusive Canadian marketing and distribution rights to SkeliteTM from Millenium Biologix Inc.  SkeliteTM has been approved by both the FDA in the United States and TPD in Canada, as a synthetic bone void filler. SkeliteTM is a registered trademark of Millenium Biologix Inc.

SkeliteTM is a novel, 100% synthetic, resorbable bone void filler consisting of 67% TCP (tricalcium phosphate) and 33% hydroxyapatite.  SkeliteTM contains a multi-directional, interconnected porosity similar in structure to human cancellous bone allowing for the integration of tissue and fluids.  This product provides a bone void filler that is resorbed by the natural remodeling process and replaced with new bone during the healing period.  Orthopedic surgeons will use this product, with or without bone marrow, to pack into bony voids or gaps of the skeletal system (i.e., the extremities, spine and pelvis).  The defects may be surgically created osseous defects or osseous defects created from traumatic injury to the bone.

Bone Graft Treatment Options.  Bone grafting materials are primarily divided into three categories: autologous, allograft and synthetics.

For more than a century, bone fracture repair has been augmented with the use of autologous (taken from patient’s own body) cancellous bone grafting.  The advantages are that autologous grafts provide the three requisite properties: the scaffolds for osteoconduction, the growth factors for osteoinduction and the progenitor stem cells for osteogenesis.  The disadvantages are procurement (harvesting) site morbidity, longer operating times and limited availability.

Allograft (taken from other human donors) bone material is processed bone taken from cadavers.  Many countries have some form of bone donor programs whereby bone material is harvested upon death from patients who have given prior consent.  However, to combat the risks of disease transmission and histoincompatible response, this bone material is subject to harsh processing techniques that diminish the mechanical properties (osteoconduction) and the biological (osteoinductive) properties.  There are national bone banks and many hospitals have instituted their own bone bank.  The costs for allografts range from minimal to extensive and the supply of material is still limited.

Synthetic alternatives for bone graft procedures have been available since the 1990’s.  Currently used in about 10% of the 2.2 million bone graft procedures worldwide, these new materials offer the advantages of unlimited availability and safety.  Newer materials offer the improved osteoconductive characteristics necessary for bone and tissue integration.

Marketing.  The rising cost of healthcare in hospitals has resulted in payers (i.e. materials management departments and state/provincial/private plans) reducing the number of products covered and restricting the entry of new products.  New products must offer real competitive benefits and cost advantages.  SkeliteTM is expected to offer the high quality that is important to orthopedic surgeons and the cost attractiveness demanded by the payer.

The orthopedic surgeon plays an important role in the selection of products.  Stellar already focuses on orthopedic surgeons and their hospital groups.  Orthopedic surgeons may use SkeliteTM in many procedures but, initially, it is expected that SkeliteTM will be used in trauma and hip / knee revisions.

Stellar currently expects to market SkeliteTM in the Canadian marketplace in the second quarter of 2003.

Competitive Analysis.  SkeliteTM will compete directly with other synthetic bone graft products.  Pro Osteon (Interpore Cross), DynaGraft (GenSci) and Osteoset (Wright MedicalTechnology) are available in Canada.  Stellar management feels that the positive attributes demonstrated in earlier studies by SkeliteTM will be well accepted by orthopedic surgeons and the competitive pricing will allow for early entry into the hospital systems.  Stellar believes this product will capture significant in-market share.

Sales and Distribution

Stellar currently has seven commissioned and salaried sales representatives promoting its products in key Canadian centres.  These sales representatives primarily target medical physicians, pharmacies, hospitals and patient support groups.  Stellar is building a sales network across Canada to generate NeoVisc and Uracyst-S sales.  See “– Human Resources.”  Marketing and sales efforts are coordinated from Stellar’s London, Ontario head office.  One of Stellar’s immediate corporate goals is to establish a stronger network of representatives selling its products and in-licensed products in Canada.   Stellar’s Uracyst-S product line is sold in Europe by the European Licensee pursuant to the European License.  See “Products and Markets – Uracyst-S and the Uracyst-S Test Kit.”

Customers

The Company has historically derived the majority of its revenues from a small number of major customers, although the composition of this group of customers has changed from year to year.  In the event that one or more of these major customers significantly reduced or terminated their purchases of the Company’s products, the Company’s results of operations and financial condition could be materially adversely affected.  The Company has not, however, received any indication from any of its current major customers that it intends to discontinue its relationship with the Company or to reduce its purchases of the Company’s products.

Human Resources

Stellar currently employs thirteen full-time employees and has a contractual arrangement with one independent commission sales agent.  Seven of the Company’s full-time employees are located at the Company’s offices in London and Toronto, Ontario, Canada.  The other six full-time employees of the Company sell the Company’s products in major urban areas throughout Canada.    The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs and administration over the next 18 to 24 months.  Management of the Company believes that its relations with its employees are excellent.

The Company is substantially dependent on the services of its key senior management personnel.  The Company has entered into employment agreements with Peter Riehl, the Chief Executive Officer, and Samuel T. Hahn, the Vice-President, Chief Scientific Officer and Interim Chief Financial Officer, but there can be no assurance that the Company will be able to continue to retain their services.  See “Item 10.  Executive Compensation. – Employment Agreements and Termination of Employment.”  Loss of the services of either person, or any other key management employee, would have a material adverse effect on the Company.  The Company does not maintain key man life insurance on the lives of Messrs. Riehl and Hahn.  In addition, the Company’s future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical, professional and marketing personnel.  Although management of the Company believes that it will be able to hire qualified managerial and technical personnel for such purposes, there can be no assurance that the Company will be able to attract or retain such personnel in the future.  The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive.  The Company’s success will depend in part on the integration, performance and retention of these individuals.  The loss of key employees or the Company’s inability to attract, hire and retain other qualified employees could have a material adverse effect on the Company.

Manufacturing

Stellar currently outsources the manufacturing of its products, other than Uracyst-S products offered for sale in Europe, to a special sterile facility at the Ottawa Hospital.  This facility, which is in compliance with applicable Health Canada, TPD division medical device guidelines, has sufficient excess capacity at present to meet the Company’s estimated requirements for the next 12 to 24 months.  The Company’s products offered for sale in Europe are manufactured by the European Licensee and its sublicensees.  See “Products and Markets – Uracyst-S and the Uracyst-S Test Kit.”  Upon receipt of the necessary United States Food and Drug Administration (“FDA”) approvals, Stellar will outsource the manufacturing of its products for the American market to Lifecore Biomedical (“Lifecore”), a Chaska, Minnesota based, FDA approved manufacturer.  A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

The Company’s arrangement with Lifecore is currently covered by a written proposal (the “Proposal”).  The Proposal provides for Lifecore to supply all of the Company’s United States clinical and commercial production requirements.  Subject to the Company meeting certain annual minimum purchase requirements, the Proposal further provides for Lifecore to afford the Company pricing on terms no less favorable than those afforded to other similarly situated customers of Lifecore.  Subject to the receipt of the necessary FDA approvals, the Company expects to have Lifecore commence commercial production of NeoVisc in July 2004.

The Company has established, non-contractual supply arrangements for its raw materials with several sources.  Stellar currently purchases the HA used in NeoVisc from Lifecore and the chondroitin sulfate used in the formulation of Uracyst-S from BIOIBERICA, a Spanish supplier.  In the event of an interruption in the supply of these raw materials from such suppliers, Stellar believes that it would be able to secure similar raw materials at competitive prices from other suppliers located worldwide.

The manufacture of the Company’s products involves the handling and use of substances that are subject to various environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their storage and disposal.  The Company believes that the manufacturers of its products are in material compliance with such environmental laws and regulations.

The sale and use of the Company’s products entails risk of product liability and the  Company  presently carries product liability insurance.  There can be no assurance that, despite testing by the Company, as well as testing in use by current and potential customers and regulatory agencies, defects will not be found in new products after commencement of commercial shipments.  The occurrence of such defects could result in the loss of, or delay in, market acceptance of the Company’s products, which could have a material adverse effect on the Company.  Furthermore, litigation, regardless of its outcome, could result in substantial costs to the Company, divert management’s attention and resources from the Company’s operations and result in negative publicity that might impair the Company’s on-going marketing efforts.

Patent and Proprietary Protection

Where deemed appropriate, Stellar may file patent applications for technologies which it owns or in respect of which it has acquired a license and, if necessary, then further developed to make such technologies marketable.  Such applications may cover composition of matter, the production of active ingredients and their novel applications.

The Company retains independent patent counsel where appropriate.  Management of the Company believes that the use of outside patent specialists ensures prompt filing of patent applications, as well as the ability to access specialists in various areas of patents and patent law to ensure complete patent filing.

The patent position relating to medical devices and drug development is uncertain and involves many complex legal, scientific and factual questions.  While the Company intends to protect its valuable proprietary information and believes that certain of its information is novel and patentable, there can be no assurance that:  (i) any patent application owned by or licensed to the Company will issue to patent in all countries; (ii) proceedings will not be commenced seeking to challenge the Company’s patent rights or that such challenges will not be successful; (iii) proceedings taken against a third party for infringement of patent rights will be successful; (iv) processes or products of the Company will not infringe upon the patents of third parties or (v) the scope of patents issued to or licensed by the Company will successfully prevent third parties from developing similar and competitive products.  It is not possible to predict how any litigation may affect the Company’s efforts to develop, manufacture or market products.  The cost of litigation to uphold the validity and prevent infringement of the patents owned by or licensed to the Company may be significant.

Issues may arise with respect to claims of others to rights in the patents or patent applications owned by or licensed to the Company.  As the industry expands, and more patents are issued, the risk increases that the Company’s processes and products may give rise to claims that they infringe the patents of others.  Actions could be brought against the Company or its commercial partners claiming damages or an accounting of profits and seeking to enjoin them from clinically testing, manufacturing and marketing the affected product or process.  If any such action were successful, in addition to any potential liability for damages, the Company or its commercial partners could be required to obtain a license in order to continue to manufacture or market the affected product or use the affected process.  There can be no assurance that the Company or its commercial partners could prevail in any such action or that any license required under any such patent would be made available or, if available, would be available on acceptable terms.  If no license is available, the Company’s ability to commercialize its products may be negatively affected.  There may be significant litigation in the industry regarding patents and other intellectual property rights and such litigation could consume substantial resources.  If required, the Company may seek to negotiate licenses under competitive or blocking patents which it believes are required for it to commercialize its products.

Although the scope of patent protection ultimately afforded by the patents and patent applications owned by or licensed to the Company is difficult to quantify, management of the Company believes that such patents will afford adequate protection for it to ensure exclusivity in the conduct its business operations as described herein.  The Company also intends to rely upon trade secrets, confidential and unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position.  To protect these rights, the Company whenever possible requires all employees and consultants to enter into confidentiality agreements with the Company.  There can be no assurance, however, that these agreements will provide meaningful protection for the Company’s trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.  Further, in the absence of patent protection, the Company’s business may be adversely affected by competitors who independently develop substantially equivalent or superior technology.

Regulatory Considerations

Product Regulation

The Canadian health care industry is regulated by Health Canada.  This federal agency has a role similar to that of the FDA and has responsibility for regulating drugs for both human and animal use, cosmetics, medical devices, radiation-emitting devices and other products affecting human health.  A manufacturer is required to follow specific regulations referred to as current Good Manufacturing Practice (“GMP”) regulations in the manufacture of such products.  Regulations imposed by federal, provincial, state and local authorities in Canada and the United States are a significant factor in the conduct of the development, manufacturing and eventual marketing activities for any proposed products.

Stellar has received a license to manufacture and sell NeoVisc, Uracyst-S and the Uracyst-S Test Kit in Canada from Health Canada through TPD.  These products are regulated under the Medical Devices Regulations of the Food and Drugs Act (Canada) and the regulations promulgated thereunder by TPD to ensure the safety and efficacy of medical devices, such as the Company’s products, for the Canadian public.  New Medical Device Regulations require all Canadian device manufacturers, such as the Company, to comply with the National Standard of Canada Quality Systems-Medical Device requirements by their 2003 licence renewal date.  The quality assurance program of the device manufacturer must be certified pursuant to such regulations to demonstrate each device’s compliance with the Canadian regulations for such products.  The Company is in the process of complying with this requirement by seeking ISO 9000, 13485 certification of the Company’s manufacturing process.

Under the European License, the European Licensee is required to cause all Uracyst-S products offered for sale in Europe to be manufactured in accordance with all applicable laws including, without limitation, Council Directive 90/385/EEC of 20 June 1990 and Council Directive 93/42/EEC of 14 June 1993 concerning medical devices.  See “Products and Markets – Uracyst-S and the Uracyst-S Test Kit.”

Stellar intends to market its products in the United States and, as such, it is important that a quality assurance program be designed to also comply with the FDA’s Medical Device GMP regulation.  The Company intends to apply to have NeoVisc, Uracyst-S and the Uracyst-S Test Kit  approved under the PreMarket Approval (“PMA”) program of the FDA for marketing in the United States.  The FDA GMP regulation requires significant documentation on all relevant procedures of the manufacturing and quality control of each device.

Management of Stellar believes that the best strategic approach for the Company to take, with respect to the initiation of its United States approvals, is to take advantage of the pre-consultation process with the FDA reviewers, prior to the submission of the PMA application.  A detailed and comprehensive scientific and medical package will be prepared by the Company for this consultation process and will include, among other things, the safety and efficacy information collected from the Canadian market.  It is expected that substantial evidence to establish the chemical and physical equivalency of the Company’s products to existing devices marketed in the United States will also be included.  The FDA requires the completion of the clinical trials for the safety and efficacy of each therapeutic device before it will issue a PMA.  Accordingly, the Company’s efforts will be focused on determining the necessary clinical trial size and time horizon so that it can establish the basis for the equivalency, in terms of safety and efficacy, to existing products.  Further, an Investigational Device Exemption (“IDE”) application, prepared in accordance with the requirements of the pre-consultation process, must be submitted to the FDA prior to the commencement of the clinical trials in the United States

The Company submitted its IDE application to the FDA on May 30, 2001.  In September 2001, the FDA requested that certain changes be made to such application.  Stellar resubmitted its IDE application to the FDA on November 1, 2001.  On December 5, 2001, Stellar received a conditional approval on its NeoVisc IDE application from the FDA.  In response thereto, Stellar made an additional submission on January 17, 2002 to clear the conditions before the initiation of NeoVisc clinical studies.  Stellar has received approval for the NeoVisc IDE  and once a strategic partnership has been formalized, the Company intends to commence multi-center clinical trials of NeoVisc.  Stellar has recruited seven American and twelve Canadian sites to participate in the NeoVisc clinical trials.

Open label trials of Uracyst-S have been completed and published in The Canadian Journal of Urology. The Company is currently working with an American clinic in establishing an animal model to further demonstrate the role of Uracyst-S in the treatment of cystitis.  In connection with the FDA approval process, Stellar anticipates that it will utilize such American clinic to perform additional services.

Stellar anticipates that the FDA approvals required to market NeoVisc and Uracyst-S in the United States will be obtained no later than the end of 2003.  There can be no assurance, however, that such FDA approvals will be obtained or that Stellar will be able to successfully market its products in the United States.  Stellar expects that the costs associated with obtaining such FDA approvals will be approximately $1,500,000 (Cdn.) and $1,000,000 (Cdn.), respectively.  Stellar plans to fund these costs through strategic agreements with companies currently selling in the United States and engaging in the following types of activities designed to increase its revenues:  First, Stellar intends to continue to increase  sales of its existing product line in Canada and to negotiate in-license agreements to add to this product pipeline.  Second, Stellar will endeavor to further negotiate out-licensing agreements with third parties to strategically assist Stellar in registering and promoting its products in international markets.

Pricing and Reimbursement

As pressures for cost containment increase, particularly in Canada and the United States, there can be no assurance that the prices the Company can charge for its products will be as favorable as historical pharmaceutical product prices.  Reimbursement by payers such as government and managed care organizations has become increasingly important, as has the listing of new products on large formularies, such as those of managed care organizations, pharmaceutical benefit providers  and group buying organizations.  The failure of one or more products to be included on formulary lists, or to be reimbursed by managed care organizations, could have a negative impact on the Company’s results of operation and financial condition.

Future Product Development

Stellar is currently developing a series of new product line extensions, with the intention of expanding the indications for its current products, NeoVisc and Uracyst-S, and, ultimately, expanding into other product areas.  However, Stellar’s efforts will be focused initially on developing strategic partners to assist Stellar in gaining regulatory approval in the United States for its NeoVisc and Uracyst-S related products.  The United States submissions will be a priority for the Company as management believes that this market has significant potential for the distribution of its products.  The registration for all current products will likely require completion of clinical trials.  Clinical work, done in Canada and the United States, can then be used for submissions for entry into other countries.

Item 2.

Description of Property.

The Company maintains its executive offices at leased office space located at 201-82 Wellington Street South in London, Ontario.  The lease with MacNeill and Blake Holdings Ltd. for the Company’s executive office space covers approximately  2,600 square feet, expires on May 31, 2003 and provides for monthly rental payments of $ 2,400 (Cdn.).  The lease is renewable at the option of Stellar for an additional two-year period at such rent as shall be mutually agreed upon, but which under no circumstances shall be less than $ 2,400 (Cdn.) per month.

The Company maintains its scientific and regulatory affairs office at leased office space located at Suite 300, 235 Yorkland Boulevard in North York, Ontario.  The lease with Metro Business Centers Inc. for the Company’s scientific and regulatory affairs office is a month-to-month lease.  This lease covers approximately  350 square feet of office space for monthly rental payments of $ 756 (Cdn.).

The Company believes that its facilities are sufficient to meet its operating requirements for the foreseeable future.

Item 3.

Legal Proceedings.

The Company is not a party to any pending legal proceedings, except for a claim commenced by Bioniche Life Sciences Inc. (“Bioniche”) against Stellar and others in the Ontario Court (General Division) in London, Ontario on May 2, 1997.  Bioniche claimed injunctive relief against the defendants as well as damages in the amount of $20,000,000 (Cdn.) for, among other things, alleged breach of fiduciary duty, alleged breach of contract and alleged misuse of confidential information.  Stellar has defended the action and counterclaimed against Bioniche for damages in the amount of $500,000 (Cdn.).  Since certain unsuccessful attempts by Bioniche to obtain injunctive relief in 1997, no further steps have been taken by either side in the prosecution of the litigation.  Management of the Company considers the claims of Bioniche to be unfounded and without merit.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Market Information

On December 5, 2000, the Common Shares were approved for listing and trading on Tier 3 of the CDNX, now the TSX Venture Exchange under the symbol “YYS.”  The following table sets forth for the periods indicated the market price ranges expressed in Canadian dollars of the Common Shares on the TSX Venture Exchange.

	($) (Cdn.)
Period	High	Low

1st Quarter of 2002	0.29	0.18
2nd Quarter of 2002	0.40	0.20
3rd Quarter of 2002	0.42	0.25
4th Quarter of 2002	0.44	0.30

In December 2002, the Common Shares were approved for listing and trading on the OTC Bulletin Board under the symbol “SLRXF”.  The market price, expressed in United States currency, of the Common Shares during December 2002, ranged between $ 0.24 (U.S) and $ 0.29 (U.S).

Holders

As at January 1, 2003, there were 59  holders of record of the Common Shares.

Dividends

The Company currently intends to retain future earnings, if any, for use in its business. The Company does not anticipate paying dividends on the Common Shares in the foreseeable future.  Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company and will be made taking into account Stellar’s financial condition and other factors deemed relevant by the board of directors.

Penny Stock Considerations

The Securities Exchange Commission has adopted regulations applicable to broker/dealers who sell “penny stock.”  A “penny stock” is generally defined to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.  These regulations impose additional sales practice requirements on broker/dealers who sell “penny stock” to persons other than established customers and accredited investors.  These additional sales practice requirements may have the effect of reducing the level of trading activity in the secondary market for “penny stock.”

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2002 with respect to Common Shares that may be issued under existing equity plans.  For additional information, see “Item 10. Executive Compensation – Stock Option Plan.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	1,600,000.44		1,252,000

Total	1,600,000.44		1,252,000

Exchange Controls and Other Limitations Affecting Security Holders.

Canada has no system of exchange controls.  There are no exchange restrictions on borrowing from citizens or residents of foreign countries nor on the remittance of dividends, interest, royalties or similar payments, management fees, loan repayments, settlement of trade debts or the repatriation of capital.

Under the Investment Canada Act (the “ICA Act”), a Canadian federal statute, certain “non-Canadian” individuals, governments, corporations or other entities who wish to acquire a “Canadian business” (as defined in the ICA Act) or establish a “new Canadian business” (as defined in the ICA Act) may be required to file either a notification or an application for review with a governmental agency known as “Industry Canada”.  The ICA Act further requires that certain acquisitions of control of a Canadian business by a “non-Canadian” must be reviewed and approved by the Minister responsible for the ICA Act on the basis that he is satisfied that the acquisition is “likely to be of net benefit to Canada”.  Only acquisitions of control are reviewable under the ICA Act; however, the ICA Act provides detailed rules for the determination of whether control has been acquired and, pursuant to those rules, the acquisition of one-third or more of the voting shares of the Company may, in some circumstances, be considered to constitute an acquisition of control.  Failure  to comply with the review provisions of the ICA Act could result in, among other things, an injunction or a court order directing disposition of assets or shares.

There are no limitations on the rights of non-Canadian residents or non-Canadian shareholders to hold or vote the Common Shares contained in the Company’s Articles of Incorporation, as amended, or By-Laws, as amended.

Taxation

Dividends

In general, dividends paid by a corporation resident in Canada to non-residents of Canada are subject to Canadian withholding tax.  The rate of withholding tax under the Income Tax Act (Canada) (the “Tax Act”) on dividends is twenty-five percent (25%).  Such rate may be reduced under the provisions of a relevant international tax treaty to which Canada is a party.  The Canada-United States Income Tax Convention (1980) (the “U.S. Treaty”) provides for a general reduction in the rate of Canadian withholding tax to fifteen percent (15%) on dividends paid on shares of a corporation resident in Canada to residents of the United States, and also provides that where the beneficial owner of the dividends is a corporation resident in the United States.  Notwithstanding the foregoing, a reduced rate of (i) ten percent (10%) applies to dividends from a non-resident owned investment corporation if the recipient is a corporation that is the beneficial owner of at least ten percent (10%) of the voting shares of the corporation paying the dividends and (ii) five percent (5%) applies if the recipient is a corporation resident in the United States that is the beneficial owner of at least ten percent (10%) of the voting shares of the corporation paying the dividends.

Capital Gains

A non-resident of Canada is not subject to tax under the Tax Act in respect of a capital gain realized upon the disposition of a share of a public corporation for purposes of the Tax Act unless the share represents taxable Canadian property to the holder thereof.  A share of a public corporation will e taxable Canadian property to the holder thereof if, at any time during the period of sixty (60) months immediately preceding a disposition, the non-resident, persons with whom the non-resident did not deal at arm’s length, or the non-resident together with persons with whom he did not deal at arm’s length, owned (or had an option in respect of or had an interest in) twenty-five percent (25%) or more of the issued shares of any class or series of the corporation or if, upon ceasing to be a resident of Canada, the holder elected that the share be taxable Canadian property.  The Company is a public corporation for purposes of the Tax Act.

The U.S. Treaty provides that, in general, a resident of the United States will not be subject to tax on any capital gains realized by him on the disposition of shares that are taxable Canadian property unless (i) such resident has or had (within the twelve-month period preceding the disposition) a permanent establishment in Canada and such shares formed part of the business property of that permanent establishment, (ii) such shares formed part of the personal property pertaining to a fixed base which is or was available (within a twelve-month period preceding the disposition)  to such resident for the purpose of performing independent personal services, (iii) the value of the shares is derived principally from real property situated in Canada or (iv) the shareholder is an individual who was resident in Canada for 120 months in any twenty-year period preceding the disposition and at any time during the ten-year period immediately preceding the disposition and who owned the shares of the corporation at the time he or she ceased to be a resident of Canada.

Estate and Gift Tax

At present, Canada does not impose any estate or gift tax.

Recent Sales of Unregistered Securities

Effective June 23, 2000, the Common Shares were subdivided on the basis that each Common Share then outstanding became approximately 1,788 Common Shares.  The figures set forth  below are stated after giving effect to such subdivision.

Date	Number and Type of Securities Sold	Offering Price

April 1, 2000	656,000 Common Shares	Issued for services rendered.

June 21, 2000	33,973 Common Shares (in exchange for 1,550 issued and outstanding Class A Preference Shares)	N/A

June 23, 2000	2,500,000 Preferred Shares	$0.12(Cdn.) per share

November 30, 2000	3,561,578 Common Shares and options to purchase 1,780,789 Common Shares[1]	$0.52(Cdn.) per unit

December 5, 2000	2,500,000 Common Shares (upon conversion of 2,500,000 issued and outstanding Preferred Shares)	N/A

In each of the transactions listed above, other than the Offering effected on November 30, 2000, the purchasers in such transactions were all Canadian residents and sophisticated investors.  The purchasers in the Offering were all Canadian residents.  The Offering was reviewed and cleared by the Ontario Securities Commission.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this annual report.  Such discussion and analysis contains forward-looking statements.  The Company’s actual results may differ significantly from those projected in the forward-looking statements.  The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Nature of Operations

Stellar derives revenue from the sale of physician-administered products used to treat certain medical disorders.  Such products are developed by the Company, manufactured under contract and sold both directly and through sales representatives.

From its inception, the Company has focused on developing products for the treatment of certain types of arthritis and bladder disorders.  As such, a significant portion of its capital was used in the development, testing and licensing of its products for use in the Canadian market.  Stellar anticipates the continued development of new products along with testing and licensing of its existing products in new markets.  The Company expects to fund such activity from growing domestic sales and new capital placements.

________________________

1The Agent acted as the sole agent in connection therewith and received a commission of $129,641.88 (Cdn.). Mr. Rosenkrantz, a director and Chairman of the Board of the Company, is a director, officer and significant shareholder of the Agent.  See “Part I.  Item 1.  Description of Business – Offering.”

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001 (in Canadian Dollars)

General

In 2002, Stellar made significant strides on its core business objectives to expand its medical device/pharmaceutical business. Stellar’s objectives for 2002 focused on: growing its business in the Canadian market for current products, building strategic relationships to expand its business into international markets and in-licensing and/or developing additional pharmaceutical and medical device products focused on niche health care markets. As multinational companies grow through acquisitions and mergers, small niche segments in the health care markets are left under serviced, providing opportunity for companies such as Stellar. Developing and promoting quality products and services concentrated on these markets today, presents growing future opportunity as these markets expand with an aging population.

To achieve the Company’s current and longer term goals it was necessary for Stellar to strategically create an infrastructure that will support these objectives. In 2002, Stellar added field representation to improve the sales and services to an expanding customer base. The capacity Stellar now has in field representation is expected to build interest from foreign companies looking for partners to promote their products in Canada. A Quality Management position was also added this year to enhance Stellar’s quality systems, nurturing continuous quality improvement in all aspects of  the organization. Continuous quality improvement is a necessity to meet and exceed current quality standards, a prerequisite to growth in health care markets.  Growing the Company’s product pipeline is important to accelerate top line sales and profitability for the organization. To that end, Stellar hired an experienced business development specialist to focus on in-licensing opportunities and champion the proper integration of these products into the Company’s promotion activities.

The changes implemented over the past year are expected to assist the Company in meeting the following  objectives for 2003:

1.

Double sales revenues for the Canadian market.

2.

In-license products complimentary to current products.

3.

Out-license current products to other international markets including the United States through the development of strategic partners.

4.

Use profits from operations to develop additional proprietary Stellar products.

Results

For the 12 month period ending December 31, 2002, total revenue increased 9.7 % to $ 854.7 thousand, compared to $ 778.9 thousand in 2001.   The 2001 revenue included a onetime milestone payment, where revenue for 2002 did not include any such payments. In-market growth for current products grew by 78.5% for this 12 month period, which was exceptional given the competitive environment. The expansion of the Company’s sales force continues to have a positive impact on product performance; NeoVisc sales grew by 69.2% in an extremely competitive market and Uracyst-S grew by 149.5% as a direct result of this increased sales activity.

Operating loss for the year was $ 795.1 thousand as compared to net loss in 2001 of $ 545.8 thousand. This increase is directly related to the expansion of the Company’s sales force, expenses associated with ongoing in-licensing and out-licensing efforts, improvements to manufacturing and continuous upgrading of quality systems. These expenditures were essential to assure Stellar’s continued growth and ability to meet long term goals.

Liquidity and Capital Resources

The Company remains debt free and has funded its operations mainly from the sale of its shares and the sale of its products.  Management of the Company believes that its current resources (including, without limitation, the payment to be received upon initial sale of product as per the European License Agreement) together with the royalty payments to be received under the European License during 2003 will be sufficient to meet its capital requirements through  2003.  However, additional funds may be required to support ongoing product development and research.  Funding requirements will continue to be influenced by the success and timing of the Company in the marketing of its products.  The magnitude of such required funds will be influenced by the degree of success in product development, regulatory requirements and product sales.

Cost of Sales

For the 12 month period ending December 31, 2002, cost of sales amounted to 20.8% of product sales.  This represents a 2% improvement over the previous year due to improved efficiencies in manufacturing processes.

Research and Development

The Company continues to invest in research necessary to expand its products into international markets.  Product development continues to be focused in two areas, in-licensing and out-licensing for immediate impact on revenue stream and in-house product development for future growth stability.

In September 2002, the Company secured a Canadian in-licensing agreement with Millenium Biologix Inc. for SkeliteTM, their proprietary, synthetic bone grafting product.  SkeliteTM is approved by Health Canada and is expected to officially introduced to the Canadian market by April 2003. This product fits well with the Company’s focus on orthopaedic surgeons, as these physicians also prescribe NeoVisc.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $ 387.4 thousand over the previous year due mainly to the hiring of sales personnel and expanding the infrastructure to properly support the Company’s long term commercial objectives.  It also includes one-time charges related to listing of the Common Shares on the OTC Bulletin Board.

Interest income and expense

Stellar has managed its current positive cash position generating over $ 17.1 thousand in investment income.

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000 (in Canadian dollars)

For the twelve-month period ended December 31, 2001, total revenue increased by approximately 285% to approximately $778,900, compared to approximately $202,400 for the twelve-month period ended December 31, 2000.  The increase in revenues was a direct result of the European License and commercial strategies implemented during 2001.  These strategies included hiring six sales representatives in key markets; increased advertising directly to patients; building product awareness; development and production of new patient support materials that were displayed in key physicians waiting rooms; more focused direct mail campaigns and improving the service relationship with key customers through  professional support furnished by Stellar’s Scientific and Regulatory Affairs staff.  Net loss for the twelve-month period ended December 31, 2001 was approximately $471,400 as compared to net loss for the twelve-month period ended December 31, 2000 of approximately $262,800. This  loss was due mainly to increases in ongoing product development and clinical trial costs (approximately $487,485 for the twelve-month period ended December 31, 2001 compared to $13,140 for the twelve-month period ended December 31, 2000), as well as increased selling, general and administrative expenses (approximately $722,964 for the twelve-month period ended December 31, 2001 compared to approximately $382,662 for the twelve-month period ended December 31, 2000).

For the twelve-month period ended December 31, 2001, total product sales increased by approximately 137% to approximately $478,900 compared to approximately $202,400 for the twelve-month period ended December 31, 2000.  NeoVisc sales for the twelve-month period ended December 31, 2001 more than doubled over the same period during 2000 and represent a significant percentage of Stellar’s sales.  Sales for all products improved in response to increased promotional spending.

For the twelve-month period ended December 31, 2001, cost of sales amounted to approximately 22.5% of product sales, which compares with approximately 26.9% for the for the twelve-month period ended December 31, 2000.  This improvement was due mainly to improved efficiencies in manufacturing processes.

The Company continues to invest in research necessary to expand its products into international markets.  Clinical trial investment, although marginal to date, will increase substantially as research programs are up and running.  The Company’s focus on product development is two fold, in-licensing and out-licensing for immediate impact on revenue stream and in-house product development for future growth stability.

Selling, general and administrative expenses increased by approximately $340,302 reflecting a significant change in accounts receivable plus increased spending to accelerate sales growth in the Canadian market, expand Stellar’s business into international markets and work on licencing opportunities.  In addition, a bonus of $60,000 was paid in January 2001 on account of prior services.

Stellar has managed its current positive cash position generating over $83,000 in investment income.

Item 7.

Financial Statements.

The financial statements of the Company, including the notes thereto, together with the report thereon of Kraft, Berger, Grill, Schwartz, Cohen & March LLP, Chartered Accountants, are attached to the end of this annual report and are hereby incorporated herein by reference.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar.

Name	Age	Positions

Peter Riehl	57	Director, President and Chief Executive Officer

Samuel T. Hahn	61	Director, Vice-President, Chief Scientific Officer and Interim Chief Financial Officer

Steven H. Goldman	47	Director

John J. Kime	60	Director

William C. Garriock	64	Director

David A. Rosenkrantz	45	Director and Chairman of the Board

Doug Froom	58	Director

Set forth below are brief biographies of the Company’s directors and officers.  All of the directors and executive officers of the Company have held their principal occupations indicated below for the past five years unless otherwise noted.

Peter Riehl, President, Chief Executive Officer and Director.  Peter Riehl joined the Company in 1996.  Mr. Riehl has over 30 years experience in the Canadian and international pharmaceutical markets.  He was a former director of sales and marketing for Fisons Corp. Ltd. in Canada responsible for the commercial side of their pharmaceutical business in Canada.  His experience covers sales, marketing, business development and logistics in the pharmaceutical industry.  In 1993, Mr. Riehl was Chairman of the prescription drug sector of the Canadian Wholesale Drug Association.  He is also a former director of sales and marketing for Bioniche Life Sciences Inc.  Mr. Riehl has been involved in numerous professional and industry related training programs and has a Diploma in Business Administration from Conestoga College, Kitchener and studied marketing at York University, Toronto.

Samuel T. Hahn, Vice-President, Chief Scientific Officer, Interim Chief Financial Officer and Director.   Samuel Hahn joined the Company in 1996.  Mr. Hahn has over 30 years experience with major multi-national pharmaceutical companies in Korea and Canada.  He has been instrumental in creating new pharmaceutical and medical device products, and has extensive work experience in both regulatory affairs and quality control.  Mr. Hahn has had extensive experience in both the Canadian and the United States drug and medical device approval systems.  From 1990 to 1992, Mr. Hahn was Chairman of the Scientific and Regulatory Affairs Committee of the Non-prescription Drugs Manufacturers Association of Canada.   He has an M.Sc. Pharmacy from  Seoul National University, Korea, and a B.Sc., Organic Chemistry from the University of Toronto, Canada.  Mr. Hahn is currently a member of the Canadian Pharmaceutical Association, the American Society of Health Systems Pharmacists, the Drug Information Association and the Parenteral Drug Association and Pharmaceutical Science Group (Toronto).  Mr. Hahn is also a board member of the Toronto 2008 Olympic Bid Corporation and a governor of the Canadian Olympic Foundation.

Steven H. Goldman, Corporate Secretary and Director.  Steven H. Goldman has been a director of the Company since August 31, 2000.  Mr. Goldman is a senior partner with the Toronto law firm of Goldman, Rosen and has been legal counsel to the Company since 1997.  Mr. Goldman has a B.A. from Carleton University (President’s Medal, 1976) and a LL.B. from Queen’s University.  He has been practicing law in Toronto since 1982.

John J. Kime, Director.  John J. Kime has been a director of the Company since December 2000.  Mr. Kime has been the President and Chief Executive Officer of the London Economic Development Corporation since 1998.  The London Economic Development Corporation is a public/private partnership with primary responsibility for economic development activities in London, Ontario, Canada.  From 1991 to 1998, Mr. Kime served as Director of International Development for Big ‘O’ Incorporated, a company primarily engaged in the design and manufacture of control and containment systems for water, chemicals and other substances.  Mr. Kime has a B.A. from the University of Western Ontario and is a chartered accountant.  Mr. Kime is also a director of Cancer Care Ontario, Canada.

William C. Garriock, Director.  Mr. Garriock is Chairman of MDS SCIEX, the analytical instrument division of MDS Inc.  From 1994 to 1999 he was President of that division.  From 1993 to 1994, he was Vice President and Managing Partner (Pharmaceuticals) of MDS Health Ventures Inc., following eighteen years as President and Chief Executive of Miles Canada Inc., a pharmaceutical, diagnostics and consumer products company.  He has served as Chairman of the Pharmaceutical Manufacturers Association of Canada.  He serves or has served as Chairman or Director of a number of public or private companies, including Nexia Biotechnologies Inc., GSW Inc., Drug Royalty Corp., Bayer Canada Inc., Miles Canada Inc., Camco Inc. and venture capital financed pharmaceutical companies.  Mr. Garriock is a graduate of the University of British Columbia and obtained his MBA from Northwestern University.

David A. Rosenkrantz, Chairman of the Board and Director.  Mr. Rosenkrantz is Chairman of Patica Corporation, a small-cap merchant bank based in Toronto which focuses on junior growth companies.  He has over fifteen years experience in investment and merchant banking.  Mr. Rosenkrantz has been involved in private and public financing and merger and acquisition transactions involving health care, real estate, oil and gas, and high technology companies.  Mr. Rosenkrantz is a graduate of Carleton University and obtained his MBA from York University.

W. Douglas Froom, Director.  Mr. Froom is presently retired but brings with him over 35 years experience in the pharmaceutical and biotechnology industry. He has been General Manager for Procter and Gamble pharmaceuticals in both Canada and the United Kingdom and more recently served as Vice President of Business Development for Allelix Biopharmaceuticals and Synsorb Biotech Inc.

Board of Directors

The board of directors of the Company consists of seven members.  Directors serve for terms of one year or until their successors are duly elected or appointed.

Committees of the Board of Directors

As a public company, the Company has established an Audit Committee and a Compensation Committee of the board of directors.

Audit Committee

The Audit Committee consists of Messrs. Garriock, Goldman and Kime, and is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit, reviewing the scope and results of the audit with the auditors, reviewing with management and the auditors the Company’s annual operating results and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors’ independence. Mr. John Kime who sits on this committee is a chartered accountant and provides financial expertise to the Audit Committee. Each Audit Committee member is an independent director of the Company.

Compensation Committee

The Compensation Committee consists of Messrs. Garriock, Goldman and Kime, and is responsible for evaluating, reviewing and supervising the procedures of the Company with regard to human resources, assessing the performance of the officers of the Company, reviewing annually the remuneration of the directors and recommending to the board of directors general remuneration policies regarding salaries, bonuses and other forms of remuneration for the directors and executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than ten percent of the Common Shares (collectively, the “Filing Persons”) to file reports of ownership and changes in ownership to the Securities and Exchange Commission.  On December 13, 2002, the Common Shares began trading on the OTC Bulletin Board.  As a result, the Filing Persons were required to file reports on Form 3 within ten days thereafter.  Such reports were not timely filed.  The Filing Persons currently anticipate making such filings on or before April 30, 2003.

Code of Ethics

The Company has not adopted a code of ethics.  The Company anticipates that it will adopt a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer during 2003.

Item 10.

Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation earned during each of the last three fiscal years ended December 31, 2002 by the Chief Executive Officer and the Chief Financial Officer of Stellar (collectively, the “Named Executive Officers”), such individuals being the only executive officers of Stellar whose total annual salary, bonus and other annual compensation exceeded $100,000 (Cdn.).

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($) (Cdn.)	Bonus ($) (Cdn.)	Other Annual Compensation	Securities Underlying Options (#)

Peter Riehl,	2002	100,000	-	-	25,000
President & Chief Executive Officer	2001	100,000	-	-	-
	2000	50,167	60,000	14,750	245,000

Samuel T. Hahn,	2002	100,000	-	-	25,000
Chief Financial Officer	2001	100,000	-	-	-
	2000	33,333	-	-	245,000

The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

Employment Agreements and Termination of Employment

Effective as of September 1, 2000, Stellar entered into separate employment agreements with Peter Riehl and with Samuel Hahn.  Under Mr. Riehl’s employment agreement Mr. Riehl has agreed to serve as a director of Stellar and is employed as the President and Chief Executive Officer of Stellar.  Under Mr Hahn’s employment agreement, Mr. Hahn has agreed to serve as a director of Stellar and is employed as the Vice-President, Chief Scientific Officer and Interim Chief Financial Officer of Stellar.  Each of the employment agreements provides for gross annual remuneration of $100,000 (Cdn.), plus standard dental and life insurance benefits.  Messrs. Riehl and Hahn are also entitled to be reimbursed for all Company-related travel and other out-of-pocket expenses.  Pursuant to their respective employment agreements,  Messrs. Riehl and Hahn are entitled to receive an annual bonus, at the discretion of the board of directors, in the form of cash and/or stock options, based upon the achievement of certain performance goals to be established by the Compensation Committee of the board of directors.  The employment agreements are for an initial term of two years and are renewable automatically at the expiration of the initial term for successive one year terms unless and until notice of intent to terminate is given by either Mr. Riehl or Mr. Hahn, as the case may be, or Stellar at least 3 months prior to the expiration of the initial term or any renewal term.  Notwithstanding the foregoing, in the event that Mr. Riehl’s or Mr. Hahn’s employment is terminated, other than for cause, by the Company, the terminated party is entitled to a lump sum payment equal to 200% of his then current base salary.  In the event of any such termination, any invested stock options held by the terminated party will immediately vest.  Pursuant to their respective employment agreements, Messrs. Riehl and Hahn have each agreed to not compete with the Company for a period of 2 years from the date of the termination of his employment, irrespective of the cause of such termination.

Stock Option Plan

The Company has established a stock option plan for the directors, executive officers, employees and consultants of the Company and any subsidiaries of the Company that may be formed (the “Plan”) in order to attract and retain competent directors, executive officers, employees and consultants motivated to work toward ensuring the Company’s success and to encourage such persons to acquire shares of the Company.  Individuals who are eligible to receive options to purchase Common Shares under the Plan are directors, executive officers, employees and consultants of the Company and subsidiaries of the Company, as determined by the board of directors of Stellar.  The board of directors administers the Plan and has the power to amend, modify, suspend or terminate the Plan, subject to any necessary regulatory approvals.

All of the options granted under the Plan may be exercised within a maximum period of three and one-half years following the date of grant thereof.  Subject to the Plan, the board of directors of Stellar designates the recipients of options and determines the number of Common Shares covered by each of such options, the date of vesting of each option, the exercise price of each option, the expiry date and any other question relating thereto, in each case in accordance with the applicable legislation of the securities regulatory authorities.  The price at which the Common Shares may be purchased pursuant to the Plan may not be lower than the closing price of the Common Shares on the principal stock exchange where the Common Shares are listed on the date of grant.  The maximum number of Common Shares that are issuable under the Plan may not exceed 2,852,000.  The maximum number of Common Shares that may be granted to any person may not exceed 5% of the outstanding Common Shares.

As at January 1, 2003, the number of Common Shares which remain available for issuance under the Plan is 2,852,000 of which 1,600,000 are subject to currently outstanding options.

The Plan has not been approved by the Company’s shareholders.

Option Grants in Last Fiscal Year

25,000 options to purchase Common Shares were granted to each of the Named Executive Officers during the fiscal year ended December 31, 2002.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of options by the Named Executive Officers during the fiscal year ended December 31, 2002.

Name	Securities Acquired on Exercise (#)	Value Realized ($) (Cdn.)	Unexercised Options at December 31, 2002 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2001 ($) (Cdn.) Exercisable/ Unexercisable

Peter Riehl	-	-	270,000/0	-$0- / -$0-

Samuel T. Hahn	-	-	270,000/0	-$0- / -$0-

Compensation of Directors

The directors of the Company are not currently entitled to receive any cash compensation for acting in such capacity but are eligible to participate in the Plan established by the Company.  Each of Messrs. Kime, Garriock, Froom, Rosenkrantz and Goldman has been granted an option under the Plan to purchase 25,000 Common Shares in consideration for serving as a director of the Company.  Each such option provides for an exercise price of $0.23 (Cdn.) per share and an expiry date of February 5, 2005.  In addition Messrs. Kime, Garriock and Goldman received an additional 15,000 options for their duties on the Audit and Compensation Committees. Mr. Goldman has been granted an additional 10,000 options for his duties as Secretary. These additional options were issued at the same price and expiry date as stated above.

Indemnification of Directors

The Company has agreed to indemnify each of its directors to the fullest extent permitted by Ontario, Canada corporate law for all costs, liabilities and expenses incurred by each director, including legal fees, in respect of claims to which each director is made a party by reason of being or having been a director of the Company or any subsidiary thereof, provided such director acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative proceeding enforced by monetary penalty, such director had reasonable grounds for believing that his conduct was lawful.

Directors’ and Officers’ Liability Insurance

The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers.  The annual premium payable by the Company in respect of such insurance is $ 20,088 (Cdn.) and the total amount of insurance purchased for the directors and officers as a group is $5,000,000 (Cdn.). The directors and officers are not required to pay any premium in respect of the insurance.  The insurance policy does not contain deductibility provisions.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at January 1, 2003, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Named Executive Officers (as such term is hereinafter defined in “Item 6.  Executive Compensation”) and (B) all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Shares	Peter Riehl	3,611,961(1)	24.9%
	14 Exmoor Pl.
	London, Ontario
	Canada N5X 3W2

Common Shares	Samuel T. Hahn	3,611,961(2)	24.9%
	23 Snowball Cres.
	Toronto, Ontario
	Canada M1B 1S5

Common Shares	Steven H. Goldman	568,669(3)	3.9%
	22 Vesta Dr.
	Toronto, Ontario
	Canada M5P 2Z5

Common Shares	John J. Kime	85,000(4)	0.6%
	138 Hunt Club Dr.
	London, Ontario
	Canada N6H 3Y7

Common Shares	William C. Garriock	39,000(6)	0.3%
	1 St. Ives Cr.
	Toronto, Ontario
	Canada M4N 3B3

Common Shares	David A. Rosenkrantz	9,061,091(7)	7.2%
	c/o Patica Corporation
	105 Adelaide Street West
	Toronto, Ontario
	Canada M5H 1P9

Common Shares	All directors and executive officers	9,061,091(8)	59.3%
	(7 individuals)

_______________________________

(1)

Includes (i) 1,662,934 Common Shares owned by Mr. Riehl’s wife and (ii) currently exercisable options on 270,000 Common Shares granted under the Plan (as such term is hereinafter defined).  See “Item 10.  Executive Compensation. – Stock Option Plan.”

(2)

Includes (i) 1,662,934 Common Shares owned by Mr. Hahn’s wife and (ii) currently exercisable options on 270,000 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan.”

(3)

Includes currently exercisable options on 250,000 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan.”

(4)

Includes currently exercisable options on 35,000 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan.”

(5)

Includes (i) currently exercisable options on 25,000 Common Shares granted under the Plan See “Item 10. Executive Compensation – Stock Option Plan.” and (ii) currently exercisable options on 60,000 Common Shares which were granted outside of the Plan.  See “Item 12.  Certain Relationships and Related Transactions.”

(6)

Includes currently exercisable options on 35,000 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan.”.

(7)

Includes (i) 500,000 Common Shares owned by Mr. Rosenkrantz’ wife, (ii) 135,000 Common Shares held in trust by Mr. Rosenkrantz’ wife for their children and (iii) currently exercisable options on 25,000 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan.”.

(8)

Includes (i) currently exercisable options on 970,000 Common Shares granted under the Plan and (ii) currently exercisable options on 60,000 Common Shares granted outside of the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan” and  “Item 12.  Certain Relationships and Related Transactions.”

Item 12.

Certain Relationships and Related Transactions.

The Company entered a business consulting agreement in December 2001 with Doug Froom. In consideration for the services which were provided in initiating and signing of the European License agreement with G. Pohl-Boskamp GmbH & Co. of Hohenlockstedt, German, Doug Froom  has been granted an option to purchase 60,000 Common Shares.  Such option provides for an exercise price of $0.25 (Cdn.) per share and an expiry date of February 5, 2005.

Item 13.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit No.	Description of Exhibit	Sequential Page Number______
2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
6.1	Employment Agreement dated as of September 1, 2000 between the Company and Peter Riehl	*
6.2	Employment Agreement dated as of September 1, 2000 between the Company and Samuel Hahn	*
6.3	Amended and Restated Stock Option Plan of the Company	*
6.4	Fiscal Advisory and Consulting Agreement dated November 21, 2000 between the Company and Patica Corporation	*
6.5	United States Patent No. 6,083,933	*
6.6	Canadian Patent No. 2,269,260	*
6.7	Manufacturing Agreement dated April 25, 2001 between the Company and Lifecore Biomedical	*
6.8	Amended Lease dated July 2002 between the Company and MacNeill and Blake Holdings Ltd. regarding the Company’s London, Ontario offices	*
6.9	Lease dated July 17, 2000 between the Company and Metro Business Centres Inc. regarding the Company’s Toronto, Ontario offices	*
6.10	Lease dated June 25, 2001 between the Company and Metro Business Centres Inc. regarding the Company’s Toronto, Ontario offices	*
6.11	Royalty Agreement between the Company and Dr. Gary Steinhoff	*
6.12	License Agreement dated December 21, 2001 between the Company and G. Pohl-Boskamp GmbH & Co.	*
6.13	Agreement dated February 21, 2001 between the Company and LMT Financial Inc.	*
6.14 13.1	Manufacturing Contract between the Company and the Ottawa Hospital, Pharmacy Department Form F-X of the Company	** **
99.1 99.2	Certification of Chief Executive Officer Certification of Chief Financial Officer

*

Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB dated February 4, 2002.

**

Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated April 26, 2002.

(b)

Reports on Form 8-K

Not applicable.

Item 14.

Controls and Procedures.

Within the 90-day period prior to the Company’s filing of this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2003	Stellar International Inc. By: /s/ David A. Rosenkrantz Name: David A. Rosenkrantz Title: Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2003	By: /s/ David A. Rosenkrantz Name: David A. Rosenkrantz Title: Chairman of the Board and Director
Date: March 26, 2003	By: /s/ Peter Riehl Name: Peter Riehl Title: President, Chief Executive Officer and Director
Date: March 26, 2003	By: /s/ Samuel T. Hahn Name: Samuel T. Hahn Title: Vice-President, Chief Scientific Officer, Interim Chief Financial Officer, Principal Accounting Officer and Director
Date: March 26, 2003	By: ___/s/ Steven H. Goldman Name: Steven H. Goldman Title: Director
Date: March 26, 2003	By: ___/s/ John J. Kime Name: John J. Kime Title: Director
Date: March 26, 2003	By: _/s/ William C. Garriock Name: William C. Garriock Title: Director
Date: March 26, 2003	By: /s/ W. Douglas Froom Name: W. Douglas Froom Title: Director

CERTIFICATION

Pursuant to Rule 13a-14

I, Peter Riehl, the Chief Executive Officer of Stellar International Inc. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-KSB of Stellar International Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of  a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

                       By:          /s/  Peter Riehl_______

Peter Riehl

Chief Executive Officer

CERTIFICATION

Pursuant to Rule 13a-14

I, Sam Hahn, the Chief Financial Officer of Stellar International Inc. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-KSB of Stellar International Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of  a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

                   By:      /s/  Sam Hahn_____________

Sam Hahn

Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to 18 United States Code Section 1350

The Undersigned hereby certifies that to his knowledge the annual report of Stellar International Inc. (the “Company”) filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 26, 2003

By:               /s/    Peter Riehl__________

Peter Riehl

Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to 18 United States Code Section 1350

The Undersigned hereby certifies that to his knowledge the annual report of Stellar International Inc. (the “Company”) filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 26, 2003

By:               /s/    Sam Hahn__________

Sam Hahn

Chief Financial Officer

STELLAR INTERNATIONAL INC.

FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2002

CONTENTS

PAGE

AUDITORS’ REPORT

        I

FINANCIAL STATEMENTS

Balance Sheet

        II

Statement of Shareholders’ Equity

       III

Statement of Operations

       IV

Statement of Cash Flows

        V

Notes to Financial Statements

       VI

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of

STELLAR INTERNATIONAL INC.

We have audited the balance sheet of STELLAR INTERNATIONAL INC. as at December 31, 2002 and the statements of shareholders’ equity, operations and cash flows for each of the two years ended December 31, 2002 and 2001.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these  financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and the results of its operations and its cash flows for each of the two  years  ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

 We also have reported separately on the financial statements of Stellar International Inc. for the same period presented in accordance with accounting principles generally accepted in Canada.

KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP

Chartered Accountants

Toronto, Ontario

January 17, 2003

STELLAR INTERNATIONAL INC.

BALANCE SHEET

(Canadian Funds)

DECEMBER 31, 2002

ASSETS
CURRENT
Cash and cash equivalent	$ 189,468
Accounts receivable (net of allowance of $366; 2001 – nil)	26,474
Inventory (Note 3)	71,372
Deposits and sundry receivable	15,276

302,590

PROPERTY AND EQUIPMENT (Note 4)	300,651
OTHER (Note 5)	3,314

$ 606,555

LIABILITIES
CURRENT
Accounts payable	$ 163,799
Accrued liabilities	51,691

215,490

CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK (NOTE 6)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable and retractable Class “A” preferred shares
Unlimited Non-voting, convertible, redeemable and retractable preferred shares
Unlimited Common shares

ISSUED
14,261,577 Common shares	2,051,503
Paid-in capital options -outstanding	67,300
- expired	67,263

2,186,066

DEFICIT	(1,795,001)

391,065

$ 606,555

See accompanying notes to financial statements

APPROVED ON BEHALF OF THE BOARD:

____________________________ Director

_____________________________ Director

STELLAR INTERNATIONAL INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

(Canadian Funds)

FOR THE YEAR ENDED DECEMBER 31, 2002

Paid in Capital Options
Number of Common	Common Shares	Outstanding	Expired	Deficit
Shares	$	$	$	$

BALANCE, January 1, 2001	14,261,577	2,051,503	67,263	-	(453,973)

Options issued to consultants	-	-	26,000	-	-
Net loss	-	-	-	-	(545,852)

BALANCE, December 31, 2001	14,261,577	2,051,503	93,263	-	(999,825)

Options expired	-	-	(67,263)	67,263	-
Options issued to consultants	-	-	41,300	-	-
Net loss	-	-	-	-	(795,176)

BALANCE, December 31, 2002	14,261,577	2,051,503	67,300	67,263	(1,795,001)

See accompanying notes to financial statements

STELLAR INTERNATIONAL INC.

STATEMENT OF OPERATIONS

(Canadian Funds)

FOR THE YEAR ENDED DECEMBER 31, 2002

2002	2001

REVENUE	$ 854,705	$ 778,978

COST OF GOODS SOLD	177,651	107,744

GROSS PROFIT	677,054	671,234

EXPENSES
Selling, general and administrative	1,187,038	799,592
Research and development	271,201	487,485
Amortization	31,154	7,741
Interest and service charges – other	-	4,305
Interest long-term	-	1,185

1,489,393	1,300,308

LOSS FROM OPERATIONS	(812,339)	(629,074)

Investment income	17,163	83,222

NET LOSS FOR THE YEAR	$ (795,176)	$ (545,852)

NET LOSS PER SHARE
Basic and diluted	$ (0.06)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	14,261,577	14,261,577

See accompanying notes to financial statements

STELLAR INTERNATIONAL INC.

STATEMENT OF CASH FLOWS

(Canadian Funds)

FOR THE YEAR ENDED DECEMBER 31, 2002

2002	2001

OPERATING ACTIVITIES
Net loss for the year	$ (795,176)	$ (545,852)
Amortization	31,154	7,741
Services rendered for issuance of options	41,300	51,628

Change in non-cash components of working capital
Accounts receivable	332,994	(352,583)
Inventory	(11,104)	(17,583)
Deposits and sundry receivable	6,684	(1,032)
Accounts payable and accrued liabilities	48,089	47,186

(346,059)	(810,495)

INVESTING ACTIVITY
Purchase of property and equipment	(306,082)	(12,415)

FINANCING ACTIVITY
Repayment of long-term debt	-	(9,800)

CHANGE IN CASH AND CASH EQUIVALENTS	(652,141)	(832,710)

CASH AND CASH EQUIVALENTS, beginning of year	841,609	1,674,319

CASH AND CASH EQUIVALENTS, end of year	$ 189,468	$ 841,609

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -	$ 5,490

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of options for services rendered	$ 41,300	$ 51,628

See accompanying notes to financial statements

STELLAR INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2002

1.

DESCRIPTION OF BUSINESS

Stellar International Inc. ("Stellar" or "Company") is a Canadian pharmaceutical company involved in the development and marketing of high quality, cost-effective, polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.

Stellar also intends to develop additional healthcare products aimed at niche pharmaceutical markets.

The Company currently markets its products in Canada, therefore, it uses Canadian dollars as its functional currency.

The Company's objective is to expand its sales and marketing efforts to the United States.  Accordingly, the Company was conducting clinical trials necessary to obtain the required regulatory approvals. During the year, the Company stopped conducting clinical trials until such time as the Company obtains a U.S. partner.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in United States of America.  On January 17, 2003, we reported on the financial statements for the same period prepared in accordance with Canadian generally accepted accounting principles.

(a)

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.  Substantially all cash and cash equivalents are under the custodianship of one major Canadian institution.

(b)

Revenue Recognition

Sales are recognized when legal title to the goods has been passed to the customer and collection is reasonably assured.  The Company has a "No Return" policy on sale of its goods.  Revenue from non-refundable up-front fees for the licensing of technology and products under agreements which do not require the company to perform research or development activities or other significant future performance obligations is recognized at the time the agreement is executed. Revenue resulting from the achievement of milestone events stipulated in the agreement is recognized when the milestone is achieved.  Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

(c)

Inventory

Inventories are valued at the lower of cost and net realizable value, determined on a first-in, first-out basis.

(d)

Plant and Equipment

Plant and equipment are stated at cost.  Amortization is being provided for a straight-line basis over a five year estimated useful life of the assets.  The Company periodically compares the carrying value of plant and equipment to their net realizable value and recognizes into income any impairment to net assets.

 (e)

Other Assets

Amortization of patents is being provided for on the straight-line basis over 17 years.

Patents represent capitalized legal costs incurred in connection with applications for patents. For patents and applications that are abandoned, the Company charges any remaining accumulated costs to expenses.

 (f)

Deferred Income Taxes

The company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized based on the difference between the accounting values of assets and liabilities and the difference between the accounting values of assets and liabilities and their related tax bases using current income tax rates.

(g)

Stock Option Plan

The Company applies Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations in accounting for its employees' stock option plan.  As allowed under Financial Accounting Standards Board ("FASB"), statement of Financial Accounting Standards No. 123, ("Accounting for Stock-based Compensation" ("SFAS123"), the Company discloses the impact of its stock-based compensation in a pro-forma rather than recognizes it in the financial statements.

 (h)

Foreign Currency Translation

Monetary assets and liabilities are translated into Canadian dollars at the year-end exchange rate, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction.  The resultant gains or losses are included into income.  There were no significant foreign exchange gains or losses in 2002 and 2001.

 (i)

Credit Risk

The Company is engaged in the sale of pharmaceutical products, typically to a small number of major customers, although the composition of this group of customers has changed from year to year.  The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

 (j)

Concentration Risk

Majority of the Company's cash and cash equivalents are with one major Canadian banking institution.  Deposits held with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

(k)

Currency Risk

The Company is subject to currency risk through its activities in the United States.  Unfavourable changes in the exchange rate may affect the operating results of the Company.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk.  However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks.  There were no forward exchange contracts outstanding at December 31, 2002 and 2001.

(l)

Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

(m)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes.  For the years ended December 31, 2002 and 2001, comprehensive income was the same as net earnings.

(n)

Research and Development

Research and development costs are expended as incurred.

(o)

Computations of Earnings per Common Share

Basic earnings per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the year, adjusted for any subdivision or consolidation.

Diluted earnings per common share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.  Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  For the years ended December 31, 2002 and 2001, common equivalent shares had no dilutive effect on earnings per share.

 (p)

Recent Accounting Pronouncements

Under Staff Accounting Bulletin 74, the Company is required to disclose certain information related to new accounting standards which had not yet been adopted due to delayed effective dates.

(i)

Statement of Financial Accounting Standards ("SFAS") No. 141, SFAS 142, SFAS

143 AND SFAS 144.

In July 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets".

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations"

In October 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets"

On January 1, 2002, the company adopted SFAS No. 141, SFAS No. 142, SFAS 143 and SFAS 144.  The adoption of these statements did not have material impact on the Company's results of operations or financial condition.

(ii)

Statement of Financial Accounting Standard No. 146 (SFAS 146)

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task force ("EITF") has set forth in EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."  SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

(iii)

Statement of Financial Accounting Standard No. 148 (SFAS 148)

In December 2002, the FASB issued SFAS No. 148,  "Accounting for Stock-Based Compensation - Transition and Disclosure".  SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123.  The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.

(iv)

FASB Interpretation No. 45 (FIN 45)

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees.  FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 is not expected to materially affect the Company's financial statements.

(v)

FASB Interpretation No. 46 (FIN 46)

In January 2003,  FASB issued FIN 46, "Consolidation of Variable Interest Entities" which requires the consolidation of variable interest entities, as defined.  FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities.

(q)

Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

3.

INVENTORY

2002	2001

Raw Material	$ 3,068	$ 14,081
Finished goods	46,151	25,040
Packaging material	22,153	21,147

$ 71,372	$ 60,268

4.

PLANT AND EQUIPMENT

2002			2001
Cost	Accumulated Amortization	Net	Net

Equipment	$ 349,828	$ 49,177	$ 300,651	$ 25,495

5.

OTHER ASSETS

2002			2001
Cost	Accumulated Amortization	Net	Net

Patents	$ 3,384	$ 571	$ 3,313	$ 3,542
Goodwill	1	-	1	1

$ 3,885	$ 571	$ 3,314	$ 3,543

6.

CAPITAL STOCK

(a)

Warrants

As part of its initial public offering in November, 2000, the Company issued 1,780,789 common share purchase warrants.  Each warrant entitled the holder to purchase one common share of the Company for $0.75.  The warrants expired on November 30, 2002.

(b)

Stock Options

Under the terms of the Company's stock option plan, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant.  On December 31, 2002, the maximum number of common shares that may be issued under the plan was 2,852,000.  Stock options become exercisable at dates determined by the Board or the Compensation Committee of the Board, with the term of an option not to exceed three and one-half years from the date of the grant of the option.

As part of its initial public offering, the Company issued 356,158 options to the agent. Each option entitled the holder to purchase one common share of the Company for $0.52 per share. The options expired on May 30, 2002. The Company also issued 142,616 options to a consultant.  Each option entitled the holder to purchase one common share of the Company for $0.52 per share. The options expired on November 30, 2002.  Consulting expense has been recognized in these financial statements based on the fair value of the options issued in the period the services were rendered.

During the year, the Company issued 300,000 options to employees, officers and directors.  Each option entitles the holder to purchase one common share of the Company for price ranging from $0.23 to $0.38 per share at any time and from time to time until July 23, 2005.

During the year, the Company issued 360,000 options to three consultants.  Each option entitles the holder to purchase one common share for price ranging from $0.23 to $0.55 at any time and from time to time until March 8, 2005.  Consulting expense has been recognised based on the fair value of the options issued in the period the services were rendered.

 The changes in options outstanding are as noted below:

Shares	Weighted Average Exercise Price

Balance, December 31, 2000	1,677,013	0.52
Granted	200,000	0.52

Balance, December 31, 2001	1,877,013	0.52
Granted	660,000	0.34
Expired	(937,013)	0.52

Balance, December 31, 2002	1,600,000	0.44

The following table presents information relating to stock options outstanding and exercisable at December 31, 2001.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.23 - 0.55	1,600,000	1.67years	0.44	1,600,000	0.44

The Company applies APB 25 in accounting for its employee stock option plan which requires the recognition of compensation expense for the difference between the market value of the underlying common stock and the exercise price of the option at the grant date.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.  The weighted average fair value of options granted during the year ended December 31, 2002 was estimated to be $0.10 (2001 - N/A).

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions.

2002	2001

Risk-free interest rate	6%	N/A
Expected life	3.0	N/A
Expected volatility	40%	N/A
Dividend yeild	0%	N/A

Had compensation and other service costs for the Company's stock options and warrants been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would be as follows.

2002	2001

Net loss
Historical	(795,176)	(545,852)
Pro forma	(823,176)	(545,852)
Basic and diluted earnings per share
Historical	(0.06)	(0.04)
Pro forma	(0.06)	(0.04)

7.

LOSS PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period.

The following table sets forth the  computation of basic and diluted earnings per share:

2002	2001

Numerator for basic and diluted earnings per share available to common shareholders	$ (795,176)	$ (545,852)

Denominator for basic earnings (loss) per share – weighted average shares outstanding	14,261,577	14,261,577

Effect of dilutive securities:	-	-
Warrants – Nil (2001 – 1,780,789)	-	-
Stock options – 1,600,000 (2001 – 1,877,013)	-	-

	14,261,577	14,261,577

Loss per share – basic and diluted	$ (0.06)	$ (0.04)

8.

INCOME TAXES

Future income taxes reflect the net effects of temporary differences between the currying amounts of assets and liabilities for financial reporting purposes.  Significant component of net future tax assets was as noted below.

2002	2001

Net operating loss carry-forward	$ 666,300	$ 386,200
Valuation allowance	(666,300)	(386,200)

$ -	$ -

The valuation allowance was provided against the net future tax assets at December 31, 2002 and 2001 due to uncertainties as to their ultimate realization.  The tax losses expire as follows:

2003	$ 5,000
2004	106,000
2007	231,000
2008	582,000
2009	801,000

$ 1,725,000

9.

CONTINGENCIES AND COMMITMENTS

(a)

Legal Action

On May 2, 1997, a competitor claimed injunctive relief against the Company as well as damages including aggravated, exemplary and punitive damages of $20,000,000 for breach of fiduciary duty, breach of contract, misuse of confidential information, including breach of contract, interference with contractual interests, conversion, detinue and an accounting for the profits from such activities.  In turn, the Company counterclaimed for a dismissal of the action and damages in the amount of $500,000, interest and costs.

A motion was brought by the claimant for an interim injunction against the Company which was dismissed.  A leave to appeal motion was brought by the claimant which was also dismissed.  As at year-end, the claimant has paid a total of $27,000 of costs to the Company.  In the opinion of the Company's legal counsel, the competitor's claim against the Company is without merit and the outstanding counterclaim, if pursued by the Company, would likely result in damages in excess of the competitor's claim.  Therefore, no provision has been made in the financial statements.

 (b)

Royalty Agreement

The Company entered into a royalty agreement on sales of one of its products.  The agreement runs through September 30, 2008 with payments ranging from 5% of sales to September 30, 2000 to 2% by October 1, 2003.

 (c)

License Agreement

On December 28, 2001, the Company entered into a license agreement to grant the exclusive rights and license to use the methods and technical know how for the purposes of manufacturing, marketing and selling Urasyst-S products in the specified territory.  In consideration, the Company is to receive a combination of non-recurring, non-refundable license fees and royalty payments.  The license fees are due upon the achievement of specified milestones.

One of the license fees was due upon signing of the agreement and has been recognized in the income during fiscal 2001 year the remaining license fees will be recognized into income upon achievement of the specified milestones.

The royalties, which equal to 17.5% of net sales of each calendar month quarter is to be paid in arrears on or before the 45th day of each quarter with respect to net sales in the preceding quarter.  Until such time as there are net sales aggregating three million dollars, only 7.5% of the 17.5% royalty will be paid to the Company with the balance of 10% of the royalty being credited against the license fee.

The agreement will expire seven years after December 21, 2001 or unless earlier terminated by the parties in accordance with agreement.

 (d)

Operating Lease

The Company entered into an agreement to lease its premises for the term of two years, commencing on June 1, 2001, with an option to renew for a second term of two years with the same terms and conditions.  The remaining lease commitment  is $12,000.

10.

SIGNIFICANT CUSTOMERS

During the year, the Company had one customer that represented 33.7% (2001 - one customer representing 38.4% and another one representing 12.2%) of total annual revenue.

STELLAR INTERNATIONAL INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(Canadian Funds)

DECEMBER 31, 2002

Results of Operations for 12 months ending December 31,  2002

Overview

In 2002, Stellar International Inc. made significant strides on its core business objectives to expand our medical device/pharmaceutical business. Our objective for 2002 focused on: growing our business in the Canadian market for current products, building strategic relationships to expand our business into international markets and in-license and/or develop additional pharmaceutical and medical device products focused on niche health care markets. As multinational companies grow through acquisitions and mergers, small niche segments in the health care markets are left under serviced, providing opportunity for companies such as Stellar. Developing and promoting quality products and services concentrated on these markets today, presents growing future opportunity as these markets expand with an aging population.

To achieve our current and longer term goals it was necessary for Stellar to strategically create an infrastructure that will support these objectives. In fiscal 2002 we added field representation to improve the sales and services to an expanding customer base. The capacity we now have in field representation builds interest from foreign companies looking for partners to promote their products in Canadian. A Quality Management position was also added this year to enhance our quality systems, nurturing continuous quality improvement in all aspects of our organization. Continuous quality improvement is a necessity to meet and exceed current quality standards, a prerequisite to growth in health care markets.  Growing our product pipeline is important to accelerate top line sales and profitability for the organization. To that end, we hired an experienced Business Development specialist to focus on in-licensing opportunities and champion the proper integration of these products into our promotion activities.

Results

For the 12 month period ending December 31, 2002, total revenue increased 9.7 % to $ 854.7 thousand, compared to $ 778.9 thousand in fiscal 2001.   The 2001 revenue included a onetime milestone payment, where revenue for 2002 did not include any such payments. In-market growth for current products grew by 78.5% for this 12 month period, which was exceptional given the competitive environment.

Operating loss for the year was $ 795.1 thousand as compared to net loss in 2001 of $ 545.8 thousand. The increase is directly related to the expansion of our sales force, expenses associated with ongoing in-licensing and out-licensing efforts, improvements to manufacturing and continuous upgrading of our quality systems. These expenditures were essential to assure our continued growth and ability to meet long term goals.

The addition to our own sales force continues to have a positive impact on product performance. In 2002 NeoVisc sales grew by 69.2% in an extremely competitive market and Uracyst-S grew by 149.5% as a direct result of this increased sales activity.

Cost of Sales

For the 12 month period ending December 31, 2002 cost of sales amounted to 20.8 % of product sales.  This represents a 2 % improvement over the previous year due to improved efficiencies in our manufacturing processes.

Research and Development

The company continues to invest in research necessary to expand its products into international markets.  However, clinical trial investment in certain key markets has been on hold due to out-licensing discussions. The company’s focus on product development continues to be two fold, in-licensing and out-licensing for immediate impact on revenue stream and in-house product development for future growth stability.

In September, we were pleased to report an in-licensing agreement with Millenium Biologix Inc. for Skelite, their proprietary, synthetic bone grafting product.  Skelite is approved by Health Canada and we expect to officially introduce the product to the Canadian market by April of 2003. This product fits well with our focus on Orthopaedic surgeons, as these physicians also prescribe NeoVisc. We expect Skelite to have a very positive impact on 2003 sales.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $ 387.4 thousand over the previous year due mainly to the hiring of sales personnel and expanding our infrastructure to properly support our long term commercial objectives.  It also includes one time charges related to listing on the United States Bulletin Board Exchange.

Interest income and expense

Stellar has managed its current positive cash position generating over $ 17.1 thousand in investment income.

Over the past twelve months we have made important steps in demonstrating our ability to achieve our corporate objectives. I feel that we are in a position to capitalize on the positive steps taken last year and growing our business to profitable levels in 2003.