Form 10QSB
period 2003-03-31
STELLAR INTERNATIONAL INC
filed 2003-05-15
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-31198

STELLAR INTERNATIONAL INC.

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Ontario, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

82 Wellington Street South, Suite 201, London, Ontario Canada N6B 2K3

(519) 434-1540

_______________________________________________________________________________

(Address and telephone number of registrant’s principal executive offices and principal place of business)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[     ]

The number of outstanding common shares, no par value, of the Registrant at:

March 31, 2003:  14,261,577

STELLAR INTERNATIONAL INC.

MARCH 31, 2003

CONTENTS

INTERIM FINANCIAL STATEMENTS

Balance Sheet

Statement of Loss and Deficit

Statement of Cash Flows

Notes to Financial Statements

Management Discussion and Analysis

Contents

STELLAR INTERNATIONAL INC.

INTERIM BALANCE SHEET

(Canadian Funds)

(Unaudited – Prepared by Management)

MARCH 31, 2003

	March 31, 2003	December 31, 2002

ASSETS
CURRENT
Cash and cash equivalents	$ 49,151	$ 189,468
Accounts receivable (net of allowance of $366)	63,045	26,474
Inventory (Note 2)	79,636	71,372
Investment tax recoverable	25,243	-
Deposits and sundry receivable	24,063	15,276
	241,138	302,590

PLANT AND EQUIPMENT (Note 3)	283,134	300,651
OTHER (Note 4)	3,217	3,314

	$ 527,489	$ 606,555

LIABILITIES
CURRENT
Accounts payable	$ 146,573	$ 163,799
Accrued liabilities	63,889	51,691
Loans payable	60,000	-
	270,462	215,490

CONTIGENCIES AND COMMITMENTS (Note 6)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 5)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable and retractable preferred shares
Unlimited Common shares

ISSUED
14,261,577 Common shares	2,051,503	1,051,503
- Paid-in capital options - outstanding	67,300	67,300
- expired	67,263	67,263
	2,186,066	2,186,066

DEFICIT	(1,929,039)	(1,795,001)
	257,027	391,065

	$ 527,489	$ 606,555

See accompanying notes to financial statements.

Contents

STELLAR INTERNATIONAL INC.

INTERIM STATEMENT OF LOSS AND DEFICIT

(Canadian Funds)

(Unaudited – Prepared by Management)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003

	2003	2002

REVENUE	$ 222,315	$ 178,031

COST OF GOODS SOLD	45,814	43,918

GROSS PROFIT	176,501	134,095

EXPENSES
Selling, general and administrative	279,023	280,036
Amortization	17,587	1,717
Research and development	13,929	55,927
Interest income	-	(261)
	310,539	337,419

NET LOSS FOR THE PERIOD	(134,038)	(203,324)

DEFICIT, beginning of period	(1,795,001)	(999,825)
	(1,929,039)	(1,203,149)

DEFICIT, end of period	$ (1,929,039)	$ (1,203,149)

NET LOSS PER SHARE
Basic and diluted	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic and diluted	14,261,577	14,261,577

See accompanying notes to financial statements.

Contents

STELLAR INTERNATIONAL INC.

INTERIM STATEMENT OF CASH FLOWS

(Canadian Funds)

(Unaudited – Prepared by Management)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003

	2003	2002

OPERATING ACTIVITIES
Net loss for the period	$ (134,038)	$ (203,324)
Amotization	17,587	1,717

Change in non-cash components of working capital
(Increase) decrease in accounts receivable	(36,571)	288,522
(Increase) decrease in inventory	(8,264)	16,025
Increase in investment tax recoverable	(25,243)	-
(Increase) decrease in deposits and sundry receivable	(8,787)	(14,462)
Increase in accounts payable and accrued liabilities	(5,027)	11,079
	(200,343)	99,557
INVESTING ACTIVITY
Decrease in plant and equipment	26	-

FINANCING ACTIVITY
Increase in loans payable	60,000	-

CHANGE IN CASH AND CASH EQUIVALENTS	(140,317)	99,557

CASH AND CASH EQUIVALENTS, beginning of period	189,468	841,609

CASH AND CASH EQUIVALENTS, end of period	$ 49,151	$ 941,166

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$ -	$ 5,490

See accompanying notes to financial statements.

Contents

STELLAR INTERNATIONAL INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(Canadian Funds)

(Unaudited – Prepared by Management)

MARCH 31, 2003

1.

BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the financial statements for the company's most recently completed fiscal year ended December 31, 2002.  They do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with generally accepted accounting principles.  The have been prepared using the same accounting policies and methods as those used in the December 31, 2002 accounts.

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim financial statements and the revenues and expenses during the reporting period.  Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) which, are necessary to present fairly the financial position as at March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

2.

INVENTORY

	March 31, 2003	December 31, 2002

Raw material	$ 2,275	$ 3,068
Finished goods	55,322	46,151
Packaging material	22,039	22,153

	$ 79,636	$ 71,372

3.

PLANT AND EQUIPMENT

	March 31, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Net

Equipment	$ 349,801	$ 66,667	$ 283,134	$ 300,651

4.

OTHER ASSETS

	March 31, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Net

Patents	$ 3,885	$ 668	$ 3,217	$ 3,314

5.

CAPITAL STOCK

There are no changes to capital stock since the company's financial statements for the fiscal year ended December 31, 2002.

6.

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

The royalties, which equal to 17.5% of net sales of each quarter is to be paid in arrears on or before the 45th day of each quarter with respect to net sales in the preceding quarter.  Until such time as there are net sales aggregating three million dollars, only 7.5% of the 17.5% royalty will be paid to the Company with the balance of 10% of the royalty being credited against the license fee.

The agreement will expire seven years after December 21, 2001 or unless earlier terminated by the parties in accordance with agreement.

(d)

Operating Lease

The Company entered into an agreement to lease its premises for the term of two years, expiring on May 31, 2003, with an option to renew for a second term of two years with the same terms and conditions.  The remaining operating lease commitment  is $12,000.

7.

COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the current year's presentation.

Contents

MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations for 3 months ending March 31, 2003

Overview

In the first 3 months of 2003, Stellar continues to make good progress on its core business objectives to expand its medical device/pharmaceutical business. In-market sales for current products continued to show good growth in the first quarter. Our business development efforts have resulted in a number of in-licensing and out-licensing opportunities that are ongoing with good progress being made to date.

Performance in the first quarter has been hampered by two unplanned delays. The Uracyst®-S launch in Europe was delayed due to certain regulatory issues. We now expect this product launch to take place in late June or early July, which resulted in the postponement of milestone and revenue payments. A selective launch for Skelite in Canada was to occur during this quarter in preparation for a full launch in April. Unfortunately packaging issues have forced us to reschedule the selective launch to June, which has impacted both revenue and expense lines.

Results

For the 3 month period ending March 31, 2003, total revenue increased 24.9 % to $ 222.3 thousand, compared to $ 178.0 thousand in fiscal 2002.  When 2002 revenue is adjusted for a one time export sale, in-market revenue actually increased by 46.2% for 2003. These results continue to be impressive given the competitive environment in Stellar’s two key markets.

Operating loss for the period was $ 134.6 thousand ($ 0.01 per share) as compared to net loss in the same period for 2002 of $ 203.9 thousand ($ 0.01 per share) down 34%. This decrease is directly related to the increase in sales revenue as we progressively move closer to breakeven point.

Cost of Sales

For the 3 month period ending March 31, 2003 cost of sales amounted to 20.6 % of product sales.  This represents a 4.1 % improvement over the same period in 2002 due to improved efficiencies in our manufacturing processes.

Research and Development

The company continues to invest in research necessary to expand its products into international markets.  However, clinical trial investment in certain key markets will remain on hold until such time as out-licensing discussions can be finalized. The company’s focus on product development will continue to be two fold, in-licensing and out-licensing for immediate impact on revenue stream and in-house product development for future growth stability.

Selling, general and administrative expenses

Selling, General and Administrative expenses remain high as we bear the increased costs put in place to launch a new product without off setting revenues.  Even though they remain high, these expenses remain almost unchanged from this first quarter compared to same period in 2002.

These first quarter results continue to reinforce that infrastructure and strategies put in place during 2002 are justified and in 2003 will grow our business to profitable levels.

Stellar is quite confident that it can continue to fund its ongoing operations from the sale of its shares, sale of its products and milestone and royalty payment from out-licensing agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

May 15, 2003

STELLAR INTERNATIONAL INC.

By:

/s/ Peter Riehl______________________

Name:

Peter Riehl

Title:

Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Peter Riehl, the Chief Executive Officer of Stellar International Inc. (the “Company”), certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Stellar International Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ Peter Riehl_________________

Peter Riehl

Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Sam Hahn, the Interim Chief Financial Officer of Stellar International Inc. (the “Company”), certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Stellar International Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ Sam Hahn______________________

Sam Hahn

Interim Chief Financial Officer