Form 10QSB
period 2003-06-30
STELLAR INTERNATIONAL INC
filed 2003-08-14
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, no par value, of the Registrant at:

June 30, 2003:  14,376,577

STELLAR INTERNATIONAL INC.

INTERIM FINANCIAL STATEMENTS

(Canadian Funds)

(Unaudited – Prepared by Management)

JUNE 30, 2003

CONTENTS

INTERIM FINANCIAL STATEMENTS

Balance Sheet

Statement of Loss and Deficit

Statement of Cash Flows

Notes to Financial Statements

Management Discussion and Analysis

STELLAR INTERNATIONAL INC.

INTERIM BALANCE SHEET

(Canadian Funds)

(Unaudited – Prepared by Management)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT
Cash and cash equivalents	$ 138,820	$ 189,468
Accounts receivable	143,029	26,474
Inventory (Note 2)	74,244	71,372
Deposits and sundry receivable	29,768	15,276
	385,861	302,590

PLANT AND EQUIPMENT (Note 3)	295,140	300,651
OTHER (Note 4)	3,160	3,314

	$ 684,161	$ 606,555

LIABILITIES
CURRENT
Accounts payable	$ 182,843	$ 163,799
Accrued liabilities	87,174	51,691
Loans payable (Note 5)	207,900	-
	477,917	215,490

CONTINGENCIES AND COMMITMENTS (Note 7)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 6)
AUTHORIZED
Unlimited – Non-voting, convertible, redeemable and retractable preferred shares
Unlimited – Common shares
ISSUED
14,376,577 Common shares (December 31, 2002 – 14,261,577)	2,089,454	2,051,503
- Paid-in capital options – outstanding	77,300	67,300
- expired	67,263	57,263
52,083 – Shares to be issued	14,036	-
	2,248,053	2,186,066
DEFICIT	(2,041,809)	(1,795,001)
	206,244	391,065

	$ 684,161	$ 606,555

See accompanying notes to financial statements.

STELLAR INTERNATIONAL INC.

INTERIM STATEMENT OF LOSS AND DEFICIT

(Canadian Funds)

(Unaudited – Prepared by Management)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2003	2002	2003	2002

REVENUE	$ 358,932	$ 257,383	$ 581,247	$ 435,396

COST OF GOODS SOLD	59,371	53,112	105,185	97,030

GROSS PROFIT	299,561	204,271	476,062	388,366

EXPENSES
Selling, general and administrative	360,887	267,294	639,910	510,606
Research and development	34,376	64,161	48,305	156,812
Amortization	17,333	1,717	34,920	3,434
Investment income	(265)	(8,480)	(265)	(8,741)
	412,331	324,692	722,870	662,111

NET LOSS FOR THE PERIOD	(112,770)	(120,421)	(246,808)	(323,745)

DEFICIT, beginning of period	(1,929,039)	(1,203,149)	(1,795,001)	(999,825)

DEFICIT, end of period	$ (2,041,809)	$ (1,323,570)	$ (2,041,809)	$ (1,323,570)

NET LOSS PER SHARE
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	14,318,445	14,261,577	14,290,168	14,261,577

See accompanying notes to financial statements.

STELLAR INTERNATIONAL INC.

INTERIM STATEMENT OF CASH FLOWS

(Canadian Funds)

(Unaudited – Prepared by Management)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2003	2002	2003	2002

OPERATING ACTIVITIES
Net loss for the period	$ (112,770)	(120,421)	(246,808)	(323,745)
Amortization	17,333	2,253	34,920	4,508
Service rendered for issuance of shares and options	61,986	-	61,986	4,508
Changes in non-cash components of working capital
Accounts receivable	(79,984)	(28,687)	(116,555)	259,835
Inventory	5,392	(8,988)	(2,872)	7,037
Investment tax recoverable	25,243	-	-	(220,879)
Deposits and sundry receivables	(5,705)	(206,417)	(14,492)	(220,879)
Accounts payable and accrued liabilities	59,556	50,572	54,528	61,651
	(28,949)	(311,688)	(229,293)	(211,593)

FINANCING ACTIVITY
Increase in loans payable	147,900	-	207,900	-

INVESTING ACTIVITY
Purchase of plant and equipment	(29,282)	(17,038)	(29,255)	(19,038)

CHANGE IN CASH AND CASH EQUIVALENTS	89,669	(328,726)	(50,648)	(228,631)

CHANGE IN CASH AND CASH EQUIVALENTS, beginning of period	59,151	941,166	189,468	841,609

CHANGE IN CASH AND CASH EQUIVALENTS, end of period	$ 138,820	$ 612,440	$ 138,820	$ 612,978

See accompanying notes to financial statements.

STELLAR INTERNATIONAL INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(Canadian Funds)

(Unaudited – Prepared by Management)

JUNE 30, 2003

1.

BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the financial statements for the Company's most recently completed fiscal year ended December 31, 2002.  They do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with Canadian general accepted accounting principles.  They have been prepared using the same accounting policies, and methods as those used in the December 31, 2002 accounts.

The preparation of interim financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim financial statements and the revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.

INVENTORY

	June 30, 2003	December 31, 2002

Raw materials	$ 13,978	$ 3,068
Finished goods	32,755	46,151
Packaging material	27,511	22,153

	$ 74,244	$ 71,372

3.

PLANT AND EQUIPMENT

	June 30, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Net

Equipment	$ 379,083	$ 83,943	$ 295,140	$ 300,651

4.

OTHER ASSET

	June 30, 2003			December 31, 2002
	Cost	Accumulated Amortization	Net	Net

Patents	$ 3,885	$ 725	$ 3,160	$ 3,314

5.

LOANS PAYABLE

Subsequent to June 30, 2003, the loans payable were converted into 770,000 shares of the Company's common stock at $0.27 per share.

6.

CAPITAL STOCK

During the current quarter, the Company issued 115,000 common shares at $0.33 per share totalling $37,950 in payment for consulting services.

7.

CONTINGENCIES AND COMMITMENTS

(a)

Legal Action

On May 2, 1997, a competitor claimed injunctive relief against the Company as well as damages including aggravated, exemplary and punitive damage of $20,000,000 for breach of fiduciary duty, breach of contract, misuse of confidential information, including breach of contract, interference with contractual interest, conversion, detinue and an accounting for the profits from such activities.  In turn, the Company counterclaimed for a dismissal of the action and damages in the amount of $500,000, interest and cost.

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

Results of Operations for 3 months ending June 30, 2003

Overview

During this past quarter ending June30, 2003, Stellar continued to make positive progress on its core business objectives to expand its medical device/pharmaceutical business. In-market sales for current products continued to show strong growth in this second quarter even with the impact of SARS. Sales for the month of June were so strong that Stellar produced a profit for the month. Our business development efforts have also been productive with two new out-licensing agreements signed in the quarter and excellent progress on a number of in-licensing opportunities.

Regulatory approval of Uracyst® in the European market has still not been completed, which continues to delay milestone and royalty payments. The Skelite launch in Canada has also been delayed due to process validations, the first supply of product is now not expected until August. This will mean the earliest launch date will be in the final quarter of this year. Even with these delays, which carry added costs with no offsetting revenues, our monthly cash burn rate was reduced by 6.3%.

Results (all dollars are quoted in thousands)

For the 3 month period ending June 30, 2003, total revenue increased 39.5 % to $ 358.9, compared to $ 257.4   for the same period in 2002.  Sales for the 6 month period ending June 30, 2003 were $ 581.2  up 33.5 % over the same period of 2002. The results over all were negatively affected by the SARS outbreak in our major markets in the second quarter. We believe this event reduced our sales by over 10% as elective procedures were either delayed or cancelled.

Operating loss for the 3 month period ending June 30, 2003 was $ 113.3  (less than $ 0.01 per share) as compared to net loss in the same period for 2002 of $ 121.0  ($ 0.01 per share) down 6.3%. For the 6 month period ended June 30, 2003 operating loss was down 23.8 % to $ 247.8 compared to a loss of $ 324.8 for same period ending June 30, 2002. This decrease is directly related to the increase in sales revenue, as we progressively move closer to breakeven point. In the month of June alone, the company showed a profit of over $ 30, which is encouraging for the remaining quarters.

Cost of Sales

For the 3 month period ending June 30, 2003 cost of sales amounted to 16.5 % of product sales and 18.1 % for the 6 month period ending June 30, 2003.  This represents a 4.1 % improvement over the same periods in 2002 as we continue to improve our operation efficiencies.

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

Selling, general and administrative expenses

Selling, General and Administrative expenses remain high as we bear the increased costs put in place to launch a new product without off setting revenues and add infrastructure necessary to meet future growth.

The second quarter results although not as strong as expected continue to strengthen our belief that our strategies will grow our business to profitable levels in 2003. Stellar is quite confident that it can continue to fund its ongoing operations from the sale of its shares, sale of its products and milestone and royalty payment from out-licensing agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

August 14, 2003

STELLAR INTERNATIONAL INC.

By:

/s/ Peter Riehl______________________

Name:

Peter Riehl

Title:

Chief Executive Officer