Form 10QSB
period 2003-09-30
STELLAR INTERNATIONAL INC
filed 2003-11-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-31198

STELLAR INTERNATIONAL INC.
_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

Ontario, Canada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

82 Wellington Street South, Suite 201, London, Ontario Canada N6B 2K3
(519) 434-1540
(Address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), o r (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]             No [ ]

The number of outstanding common shares, no par value, of the Registrant at:

September 30, 2003: 15,942,912

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

STELLAR INTERNATIONAL INC.

By: /s/ Peter Riehl
Name: Peter Riehl
Title: Chief Executive Officer