Form 10KSB
period 2003-12-31
STELLAR INTERNATIONAL INC
filed 2004-04-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-31198

Stellar International Inc.
(Name of small business issuer in its charter)

Ontario, Canada	Not Applicable
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201-82 Wellington Street South, London, Ontario, Canada	N6B 2K3
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number (519) 434-1540

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Not applicable	Not Applicable

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year. $1,109,431(Cdn.).

UNITED STATES 10-KSB filing 2003

As of March 1, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price for 2004, of such common equity, as of such date, was $9,685.337 (Cdn.)

As of December 31, 2003, 16,407,912 Common Shares were outstanding.

Transitional small business disclosure format (check one): Yes __     No   X

UNITED STATES 10-KSB filing 2003

General

In this annual report, "Stellar" and the "Company" refer to Stellar International Inc., an Ontario, Canada corporation. All dollar amounts in this annual report are stated in Canadian Dollars unless stated otherwise. Certain terms used in this annual report are defined below in the section entitled "Glossary." The names of products referred to in this annual report are the trademarks or registered trademarks of their respective owners.

Forward-Looking Statements

Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements included in the foregoing report, which involve a number of risks or uncertainties. Forward-looking statements are statements that are not historical facts, and include statements regarding the Company's planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company's intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company's anticipated future performance. Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "may", "could" or "should" occur, or comparable terminology referring to future events or results.

The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those listed under "Risks and Uncertainties", any of which could cause actual results to vary materially from current results or the Company's anticipated future results. The Company assumes no responsibility to update the information contained herein.

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at February 16, 2004 the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.7606 (U.S.).

Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during 2003, 2002 and 2001.

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

At End of Year	0.7738	0.6631	0.6278

Average	0.7281	0.6413	0.6460

High	0.7726	0.6618	0.6700

Low	0.6381	0.6199	0.6297

Enforceability of Certain United States Judgments

The Company is a Province of Ontario, Canada corporation and a substantial part of its assets are located outside of the United States. The Company's directors and officers are neither citizens nor residents of the United States, and all or a substantial part of the assets of such persons may be

UNITED STATES 10-KSB filing 2003

located outside the United States. As a result, it may be difficult to effect service of process within the United States upon the Company and such persons or to realize against the Company or such persons within the United States upon judgments of courts of the United States predicated upon civil liabilities under the United States federal securities laws. Fogler, Rubinoff LLP, Canadian counsel for the Company, has advised that there is doubt as to whether courts in the Province of Ontario would (i) enforce judgments of United States courts obtained in actions against the Company or such persons predicated upon the civil liability provisions of the United States federal securities laws or (ii) enforce, in original actions, liabilities against the Company or such persons predicated solely upon such statutory provisions.

PART I

Item 1.     Description of Business.

Overview

Stellar is a Canadian pharmaceutical company involved in the development and marketing of high quality, cost-effective, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis. Stellar also intends to develop additional healthcare products aimed at niche pharmaceutical markets. Stellar's product development strategy focuses on seeking novel applications for its products in markets where its products demonstrate true cost effective therapeutic advantages. It also intends to build revenues through in-licensing products for Canada and international markets that are focused on similar niche markets.

Stellar has developed and currently markets the following three medical products: (i) NeoVisc, (ii) Uracyst-S and (iii) the Uracyst-S Test Kit. NeoVisc, a 3 injection sodium hyaluronate therapy, was developed to provide a cost-effective alternative treatment to the over 3 million Canadians suffering from osteoarthritis. Uracyst-S, a chondroitin-based therapy, and the Uracyst-S Test Kit were developed to identify defective bladder linings and provide symptomatic relief to the over 40,000 patients in Canada diagnosed with interstitial cystitis. Each of these products has received regulatory approval in Canada. Uracyst-S and the Uracyst-S Test Kit are patented in the United States (U.S. Patent No. 6,083,933) and in Canada (Patent No. 2,269,260).

Stellar markets its products in Canada through direct sales using a network of commissioned and salaried sales people. The Company's focus on product development continues to be two fold, in-licensing and out-licensing for immediate impact on revenue stream allowing Stellar to fund its own in-house product development for future growth stability. Stellar intends to conduct clinical trials necessary to obtain the required regulatory approvals for its products in foreign markets.

Effective December 2001, Stellar entered into a strategic licensing agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp") for the sale of Uracyst-S products in Europe. In December of 2003, Pohl-Boskamp received approval to begin selling Uracyst in Europe.

In June of 2003 Stellar entered into distribution agreements with CMI Canada Medical Inc and BurnsAdler Pharmaceuticals to sell Stellar's products in the Middle East, Latin America and the Caribbean.

In October of 2003, Stellar in-licensed BladderChek, for the Canadian market. BladderChek is a unique point of care diagnostic used in the diagnosis and monitoring of bladder cancer. Stellar expects to launch this product in mid 2004, once Canadian regulatory approval is completed.

Stellar also has acquired the exclusive Canadian marketing and distribution rights, with Millenium Biologix Inc., to sell Skelite™,. Skelite™ is a bone void filler that is resorbed by the

UNITED STATES 10-KSB filing 2003

natural remodeling process and replaced with new bone during the healing period. In December of 2003, all validations were completed with Skelite™, with the Canadian launch occuring on January 29, 2004.

Stellar was incorporated under the Business Corporations Act (Ontario) on November 14, 1994. The Company's registered office and executive offices are located at 201 - 82 Wellington Street South, London, Ontario, Canada N6B 2K3. The Company's telephone number is (519) 434-1540, its facsimile number is (519) 434-4382 and its e-mail address is stellar@stellarint.com.

Offering

In November 2000, the Company completed an initial public offering (the "Offering") of its common shares ("Common Shares") in Canada. The Offering was not registered under the Securities Act. Following the Offering, the Common Shares were approved for listing on Tier 3 of The Canadian Venture Exchange (now the TSX Venture Exchange). The Common Shares traded on the TSX Venture Exchange under the symbol "YYS." In December 2002, the Common Shares were approved for trading on the OTC Bulletin Board service of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board") under the symbol "SLRXF." Effective January 2, 2004, Stellar was approved for listing on Tier 2 of TSX Venture Exchange trading under the symbol "SLX."

Glossary

"hyaluronate" or "HA"
- A naturally occurring polysaccharide, which by virtue of its viscosity and elasticity, acts as a lubricating and shock absorbing component in synovial fluids. It is the active ingredient in NeoVisc.

"interstitial cystitis" or "IC"
- A chronic inflammation of the bladder wall.

"NeoVisc®"
- A 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints. NeoVisc is the Company's proprietary product for the treatment for osteoarthritis.

"osteoarthritis" or "OA"
- A degenerative disease associated with long-term wear primarily on weight bearing joints.

"polysaccharide"
- A carbohydrate containing a large number of saccharide (sugar) groups. Starch is a common type of polysaccharide.

"synovial fluid"
- A clear viscid fluid, the function of which is to lubricate the joint.

"TPD"
- The Therapeutic Products Directorate of Health Canada, which, among other functions, regulates medical devices and other therapeutic products used in Canada.

"Uracyst®-S"
- A sterile 0.2% sodium chondroitin sulfate solution and Uracyst-S Concentrate A sterile 2.0% sodium chondroitin sulfate solution. Uracyst-S products are the Company's proprietary treatments for certain forms of IC and non-common cystitis. The products are instilled by catheter directly into a patient's bladder.

"Uracyst®-S Test Kit"
- The Company's proprietary test kit that confirms the existence of bladder lining defects in IC patients and identifies those patients who should respond positively to Uracyst-S.

UNITED STATES 10-KSB filing 2003

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

Competition Generally

The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology. The Company competes with other companies to market its products aimed at treating similar conditions. Many of these companies have substantially greater resources than the Company. There can be no assurance that the Company will continue to be able to compete with such companies or that developments by others will not render the Company's products or technologies non-competitive or obsolete. In order to maintain and improve its position in the industry, the Company must continue to enhance its current products, develop or acquire new products and product extensions and implement a comprehensive international sales and distribution marketing strategy. The Company's competition comes from a variety of sources, including companies, which target all, or a portion of the Company's current product offerings. See "- Products and Markets." Also, many current and potential competitors of the Company may have greater name and brand recognition and more extensive customer bases that could be leveraged to gain market share to the Company's detriment. In addition, competitors may be able to complete the regulatory approval process sooner than the Company, and therefore market their products earlier than the Company can market certain of its products. If the Company is not able to compete effectively against current and future competitors, such failure may result in fewer customer orders, reduced gross margins and profitability and loss of market share, any of which would materially adversely affect the Company.

Competitive Advantages of Stellar

Management believes that Stellar's main competitive advantages include:

  the ability to conduct research and development and produce products in a cost-effective manner;

  a focus on the development of formulations and technologies targeted at smaller market niches that larger multi-national pharmaceutical companies have largely ignored because of size;

  the ability to offer cost-effective pricing while maintaining acceptable gross profit margins;

  the patents it holds for certain of its products and

  the ability to identify market needs and develop new niche products.

Products and Markets

Stellar has developed and currently markets the following three medical products: (i) NeoVisc®, (ii) Uracyst®-S and (iii) the Uracyst-S Test Kit. Each of these products is presently licensed for use in Canada and the Company's sales are primarily in Canada. In addition, Stellar has

UNITED STATES 10-KSB filing 2003

signed an agreement for the distribution of two medical products SkeliteTM and BladderChek TM. Stellar launched the selling of Skelite™ in January 2004, and anticipates the sale of BladderChek™ to occur in mid 2004.

NeoVisc®

NeoVisc is a 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints. NeoVisc is classified in Canada by the TPD as a "medical device" under the Medical Devices Regulations of the Food and Drugs Act (Canada). NeoVisc is packaged, sold and marketed as a 3 injection therapy. The product is administered weekly by injection directly into the affected joint. This type of injection is referred to as an intra-articular injection.

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

Osteoarthritis and Treatment Options. Osteoarthritis is a degenerative disease associated with long-term wear on weight bearing joints. With no known cure, it is estimated that OA affects an estimated 33% of persons over 45 years of age, and approximately 85% over the age of 70. The Canadian Arthritis Association estimates that 3 million Canadians suffer from the "osteo" form of arthritis. Stellar estimates the number of American OA sufferers at over 30 million. The aggregate number of patients with OA is expected to grow significantly as the average age of the population increases.

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

Role of Hyaluronate. The active ingredient in NeoVisc is hyaluronate, also referred to as hyaluronic acid or "HA." HA is a naturally occurring polysaccharide found throughout the human body, which has been shown to play an important role in such biological processes as cell differentiation, tissue hydration and proteoglycans organization. It has also been shown that injected HA provides an anti-inflammatory and analgesic effect. HA plays a fundamental role in human joints, where by virtue of its viscosity, elasticity and other rheological properties, acts as a lubricating and shock absorbing component in joint fluids, and as an ocular lubricant. HA products are currently

UNITED STATES 10-KSB filing 2003

being used in eye surgery, wound healing, intra-articular injections and as an adjunct to certain grafting procedures.

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

Stellar's marketing and sales strategy focuses on those physicians currently prescribing HA intra-articular injection products. Stellar has created a database focused on orthopaedic surgeons, rheumatologists, sports medicine specialists and select general practitioners in Canada. Direct marketing to the physicians in this database has been, and will continue to be, effective in persuading treating physicians and specialists already using viscosupplementation to convert to NeoVisc, or recommend it to patients. Management of the Company believes that NeoVisc is at least as effective as any other competitive product and is the lowest cost intra-articular therapy currently on the market. Accordingly, Stellar's strategy is to demonstrate that NeoVisc is the most cost-effective viscosupplement therapy available.

Competitive Analysis. The major competitive product to NeoVisc in Canada and the United States is Synvisc, which is manufactured by Genzyme Corp. Synvisc is a 3 injection therapy marketed in the United States by Wyeth-Ayerst Pharmaceuticals, a division of American Home Products Corporation. Synvisc is marketed in Canada directly by Genzyme Corp. Synvisc has been available in Canada since 1992 and in the United States since 1997. Synvisc is the dominant product in the viscosupplementation market. Management of Stellar estimates Synvisc's market share at over 70% in the United States and 65% in Canada.

In the United States, NeoVisc would also compete with Fidias, SpA's product, marketed under the trade name "Hyalgan" by Sanofi-Synthelabo Inc. and Seikagaku's product "Supartz" marketed by Smith and Nephew. In Canada, NeoVisc also competes with Orthovisc, manufactured by Anika Therapeutics, Inc. and Suplasyn, manufactured by Bioniche Life Sciences Inc ("Bioniche"). With little to differentiate these HA products for use in the treatment of degenerative joint disease, management of the Company believes that Stellar's lower patient cost and high quality will allow NeoVisc to effectively penetrate the market and obtain a significant share in Canada and, ultimately, the United States.

Uracyst®-S and the Uracyst®-S Test Kit

Stellar developed Uracyst-S Concentrate, a sterile 2.0% sodium chondroitin sulfate solution and the Uracyst-S Test Kit, comprising Uracyst-S 2.0% and Solution K, a 3.0% potassium chloride solution. Uracyst-S products and the Uracyst-S Test Kit are used in the diagnosis and treatment of certain forms of IC and non-common cystitis. Uracyst S products were previously packaged and sold in 40 mL (which was discontinued in late 2003) and 10 mL vials. The Uracyst-S Test Kit contains a 100 mL pouch of Solution K and a 10 mL vial of Uracyst-S. These products are instilled by catheter directly into a patient's bladder.

Uracyst-S provides symptomatic relief for patients suffering from IC and non-common cystitis (including radiation-induced cystitis and hemorrhagic cystitis) by supplementing and replenishing deficiencies in the glycosaminoglycan ("GAG") lining of the bladder wall. This GAG lining acts as a protective barrier against irritants and toxins (e.g., microcrystals, carcinogens and acid) in the urine and serves as an important defense mechanism against bacterial adherence. Many researchers now believe that a large number of IC patients (over 70%) have "leaky" or deficient GAG layers in their bladders.

UNITED STATES 10-KSB filing 2003

When Solution K is instilled in an IC patient's bladder with GAG deficiencies, the patient experiences pronounced IC like symptoms. Instilling Uracyst-S into the bladder of those patients responding positively to the test, neutralizes the irritations. This test allows the clinician to determine which IC patient has a leaking GAG layer and therefore determine which IC patient will more likely respond positively to Uracyst-S to control IC symptoms.

Uracyst-S is typically instilled in patients weekly for the initial month of therapy, then once a month until symptoms resolve. Because these types of cystitis are typically chronic diseases of no known cause, patients will usually require re-treatment after a variable period of time when symptoms recur.

The Company has been issued a patent in the United States and Canada for the use of the Uracyst-S Test Kit and the Uracyst-S treatments and has other international patents pending. Uracyst-S and the Uracyst-S Test Kit are both classified in Canada by the TPD as medical devices under the Medical Devices Regulations of the Food and Drugs Act (Canada).

Prior to the Offering, Stellar was unable to fund the necessary clinical work for Uracyst-S. Dr. Gary Steinhoff of Vancouver, British Columbia agreed to perform such work, on behalf of Stellar, in consideration for a variable royalty payable until August 31, 2008. The royalty is based upon a percentage of Uracyst-S net sales. The royalty percentage for the period which began on September 1, 1998 and ended on August 31, 2000 was 5%. The royalty percentage for the period which began on September 1, 2000 and ended on August 31, 2003 was 3%. The royalty percentage for the period beginning on September 1, 2003 and ending on August 31, 2008 will be 2%. Dr. Steinhoff is not otherwise affiliated with Stellar or any of its officers, directors or principal shareholders.

In December 2001, the Company entered into a license agreement (the "European License") with Pohl-Boskamp of Hohenlockstedt, Germany. Under the European License, Pohl-Boskamp was granted the exclusive right to manufacture, market and sell the Company's Uracyst-S product line in Europe. In consideration for the grant of such exclusive right, Pohl-Boskamp paid Stellar $300,000 (Cdn.) upon execution of the European License. The European License required an additional $300,000 (Cdn.) payment to Stellar at the time of Pohl-Boskamp's first sale of Uracyst-S products in Europe, which occurred in December of 2003. Pohl-Boskamp is also obligated to pay the Company a royalty. The royalty is equal to 17.5% of the quarterly net sales ("Net Sales") of Uracyst-S products by Pohl-Boskamp and its affiliates and sublicensees; provided, however, until such time as Net Sales exceed $3,000,000 (Cdn.), a royalty of only 7.5% of Net Sales is required to be paid to Stellar. Subject to extension in the case of patented improvements to the Uracyst-S product line, the term of the European License is scheduled to expire on December 21, 2008. In June of 2003, Stellar entered into two distribution agreements; the first agreement was with CMI Canada Medical Inc. (located in Oshawa, Ontario Canada) to distribute Stellar's products in the Middle East, the second with BurnsAdler Pharmaceuticals (located in Charlotte, North Carolina USA) to distribute Stellar's NeoVisc in Latin America and the Caribbean. Both of these arrangements are simple distribution agreements.

Interstitial Cystitis and Treatment Options. Interstitial cystitis is a chronic inflammation of the bladder wall. Unlike common cystitis, IC is not caused by bacteria and does not respond to conventional antibiotic therapy. IC can affect people of any age, race or sex, but is more frequently diagnosed in women.

Interstitial cystitis causes some or all of the following symptoms:

UNITED STATES 10-KSB filing 2003

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

At present, there is no cure for IC nor is there an effective treatment, which works for everyone. The following treatments have been used to relieve the symptoms of IC in some people: (i) diet, (ii) bladder distention, (iii) instilled dimethylsulfoxide (DMSO), heparin or hyaluronic acid, (iv) anti-inflammatory drugs, (v) antispasmodic drugs, (vi) antihistamines and (vii) muscles relaxants.

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

Marketing Strategy. Stellar currently markets Uracyst-S and Uracyst-S Test Kits directly to physicians and pharmacies (although in many cases the patient is the ultimate purchaser) in Canada. Stellar intends to focus its promotion to a core group of urologists currently treating interstitial cystitis, largely in major Canadian urban centers (all Provincial capitals and cities with medical teaching centers). Management estimates that there are over 550 practicing urologists in Canada and 7,500 in the United States. This well-defined target audience makes direct marketing an effective strategy for Stellar. Pursuant to the European License, Stellar markets its Uracyst-S product line in Europe through the European Licensee.

Stellar's sales efforts emphasize the patented Uracyst-S Test Kit's ability to determine those IC patients who are GAG deficient, and then demonstrate the potential to treat these same patients with Uracyst-S. This ability is important as GAG replenishment therapy can take up to 6 months before patients start to show substantial symptomatic improvement. Sales efforts also promote the ongoing clinical work that Stellar has undertaken with Uracyst-S which shows a response rate of over 60% and an excellent safety profile.

Management believes that the monthly maintenance therapy cost of Uracyst-S is less than that of all other active treatments. Stellar expects to gain acceptance more readily from both physicians and patients as the most cost-effective therapy for treating GAG deficient IC patients.

UNITED STATES 10-KSB filing 2003

Cost is an important factor in selecting a treatment option as most patients will be on and off GAG replacement therapy for an indeterminate amount of time. In addition, Stellar's unique test kit provides Stellar with a substantial competitive advantage over its competitors.

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

Shire Pharmaceutical Corporation's RIMSO 50 (also known as DMSO) was previously a market leader for urinary tract diseases, but has seen its market eroded by generic DMSO selling for 50% of its price. Since DMSO may be used in treatments for diseases or symptoms other than IC it is difficult to find exact usage data for IC. DMSO works to desensitize the bladder wall and has numerous negative side effects. The principal side effects include some discomfort and an emission of a strong, unpleasant odor similar to garlic for up to 48 hours after an instillation. DMSO, although not favored by patients, remains a product of choice for many urologists.

Elmiron has a typical cost of about $150 (Cdn.)/month as compared to $80 (Cdn.)/month for DMSO and $55 (Cdn.)/month for Uracyst-S.

SkeliteTM

Stellar has acquired the exclusive Canadian marketing and distribution rights to SkeliteTM from Millenium Biologix Inc. SkeliteTM has been approved by both the FDA in the United States and TPD in Canada, as synthetic bone void filler. SkeliteTM is a registered trademark of Millenium Biologix Inc. The agreement is for a period of five years with a renewal term for a successive term of three years. The product is brought into Stellar on a consignment basis, with payment terms of 45 days following the end of the month.

SkeliteTM is a novel, 100% synthetic, resorbable bone void filler consisting of 67% Silicon stabilized TCP + 33% hydroxyapatite. SkeliteTM contains a multi-directional, interconnected porosity similar in structure to human cancellous bone allowing for the integration of tissue and fluids. This product provides a bone void filler that is resorbed by the natural remodeling process and replaced with new bone during the healing period. Orthopedic surgeons will use this product, with or without bone marrow, to pack into bony voids or gaps of the skeletal system (i.e., the extremities, spine and pelvis). The defects may be surgically created osseous defects or osseous defects created from traumatic injury to the bone.

Bone Graft Treatment Options. Bone grafting materials are primarily divided into three categories: autologous, allograft and synthetics.

For more than a century, bone fracture repair has been augmented with the use of autologous (taken from patient's own body) cancellous bone grafting. The advantages are that autologous grafts provide the three requisite properties: the scaffolds for osteoconduction, the growth factors for osteoinduction and the progenitor stem cells for osteogenesis. The disadvantages are procurement

UNITED STATES 10-KSB filing 2003

(harvesting) site morbidity, longer operating times and limited availability.

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

Synthetic alternatives for bone graft procedures have been available since the 1990's. Currently used in about 10% of the 2.2 million bone graft procedures worldwide, these new materials offer the advantages of unlimited availability and safety. Newer materials offer the improved osteoconductive characteristics necessary for bone and tissue integration.

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

The orthopedic surgeon plays an important role in the selection of products. Stellar already focuses on orthopedic surgeons and their hospital groups. Orthopedic surgeons may use SkeliteTM in many procedures but, initially, it is expected that SkeliteTM will be used in trauma and hip / knee revisions. Stellar currently expects to market SkeliteTM in the Canadian marketplace in January of 2004.

Competitive Analysis. SkeliteTM will compete directly with other synthetic bone graft products. ProOsteon (Interpore Cross), DynaGraft (GenSci) and Osteoset (Wright Medical Technology) are available in Canada. Stellar management feels that the positive attributes demonstrated in earlier studies by SkeliteTM will be well accepted by orthopedic surgeons and the competitive pricing will allow for early entry into the hospital systems. Stellar believes this product will capture significant in-market share.

NMP22® BladderChekTM

Stellar has licensed BladderChek™ for the Canadian market, from Matritech, USA. The initial term of this agreement begins January 1, 2004 to December 31, 2008, with an extension period of one year. Stellar has agreed to a minimum order of $2,000 U.S., with payment terms of net 30 days. The NMP22 BladderChek test is a simple to use, point-of-care, in vitro diagnostic test for bladder cancer, and provides results (within 30 minutes) while the patient is in the physician's office. By placing four drops of urine on the NMP22 BladderChek test cassette, a physician is able to detect the presence of elevated NMP22.

Matritech's scientists discovered that high levels of the nuclear matrix protein, NMP22, in urine frequently indicated the presence of cancer. NMPs are found in the nuclei of cells where they contribute to nuclear structure and regulate important cell functions. NMP22 is elevated in bladder cancer cells 20 to 80 fold and is released into the urine of bladder cancer patients.

Market Overview: In the USA, more than one million patients receive a diagnostic work up for bladder cancer each year. Another 10 million are at risk for the disease. According to the

UNITED STATES 10-KSB filing 2003

American Cancer Society (2001), 54,300 new cases of bladder cancer (2.5:1 men: women) are diagnosed each year.

If diagnosed in its early stages, the five-year bladder cancer survival rate exceeds 90 percent. However, 12,400 people in the United States died of bladder cancer in 2001. Many died because the disease was not caught in its earliest stages

The estimate for Canada is 270,000 opportunities for use (diagnosis and monitoring) for BladderChek.

Market Growth: BladderChek, a third generation urine based biomarker, was able to correctly identify cancers not seen by cystoscopy and provides more accurate and clinically useful information than cytology. The strategy will be to introduce BladderChek directly to hospitals and urology clinics where the overall value of a POC device will be appreciated.

BladderChek will be sold at a competitive price, which should allow for immediate savings per final test and eliminate the current practice of repeated cytology tests due to the inaccuracy of the readings.

Stellar expects to initially launch BladderChek into the Canadian market in mid 2004.

Sales and Distribution

Stellar currently has six commissioned and salaried sales representatives and one sales agent, promoting its products in key Canadian centres. These sales representatives primarily target medical physicians, pharmacies, hospitals and patient support groups. Stellar is building a sales network across Canada to generate NeoVisc and Uracyst-S sales. See "- Human Resources." Marketing and sales efforts are coordinated from Stellar's London, Ontario head office. One of Stellar's immediate corporate goals is to establish a stronger network of representatives selling its products and in-licensed products in Canada.

Stellar's product line is also sold in Europe, Middle East, Latin America, and the Caribbean by other companies, through licensing or distribution agreements.

Customers

The Company has historically derived the majority of its revenues from a small number of major customers, although the composition of this group of customers has changed from year to year. In the event that one or more of these major customers significantly reduced or terminated their purchases of the Company's products, the Company's results of operations and financial condition could be materially adversely affected. The Company has not, however, received any indication from any of its current major customers that it intends to discontinue its relationship with the Company or to reduce its purchases of the Company's products.

Human Resources

Stellar currently employs eleven full-time employees and has a contractual arrangement with one independent commission sales agent. Six of the Company's full-time employees are located at the Company's offices in London Ontario, Canada. The other five full-time employees of the Company sell the Company's products in major urban areas throughout Canada. The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs and administration over the next 18 to 24 months. Management of the Company believes that its relations with its

UNITED STATES 10-KSB filing 2003

employees are excellent.

The Company is substantially dependent on the services of its key senior management personnel. The Company has entered into employment agreements with Peter Riehl, the Chief Executive Officer, , but there can be no assurance that the Company will be able to continue to retain his services. See "Item 10. Executive Compensation. - Employment Agreements and Termination of Employment." Loss of the services of this key person, or any other key management employee, would have a material adverse effect on the Company. The Company does not maintain key man life insurance on the life of Messrs. Riehl. In addition, the Company's future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical, professional and marketing personnel. Although management of the Company believes that it will be able to hire qualified managerial and technical personnel for such purposes, there can be no assurance that the Company will be able to attract or retain such personnel in the future. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive. The Company's success will depend in part on the integration, performance and retention of these individuals. The loss of key employees or the Company's inability to attract, hire and retain other qualified employees could have a material adverse effect on the Company.

Manufacturing

Stellar currently out sources the manufacturing of its products, other than Uracyst-S products offered for sale in Europe, to a special sterile facility at the Ottawa Hospital. This facility, which is in compliance with applicable Health Canada, TPD division medical device guidelines, has sufficient excess capacity at present to meet the Company's Canadian estimated requirements for the next 6 to 12 months. The Company's products offered for sale in Europe are manufactured by Pohl-Boskamp and its sublicensees. See "Products and Markets - Uracyst-S and the Uracyst-S Test Kit."

Stellar has entered into an agreement with Dalton Chemical Labs. Inc ("Dalton") to manufacture Uracyst-S and NeoVisc for Stellar. The validation and start-up process for this change will start in early 2004. Stellar expects to supply product from this facility during the second quarter of 2004. Upon receipt of the necessary United States Food and Drug Administration ("FDA") approvals, Stellar will move most of its manufacturing to Dalton. Dalton has the capacity to meet Stellar's long-term growth needs. Dalton, is a GMP manufacturing facility that has the capability to meet domestic and international manufacturing regulations. A significant interruption in the supply of any of the Company's products could impair the successful marketing of such products.

The Company's arrangement with Dalton is currently covered by a written agreement (the "Supply Agreement"). The Supply Agreement provides for Dalton to supply all of the Company's clinical and commercial production requirements well into the future. Stellar believes the Supply Agreement will cause its production costs to improve based on the economies of scale projected. This Supply Agreement will replace the present agreement Stellar has with Ottawa Hospital.

The Company has established non-contractual supply arrangements for its raw materials with several sources, which will continue to be in effect. Stellar currently purchases the HA used in NeoVisc from Lifecore and the chondroitin sulfate used in the formulation of Uracyst-S from Bioiberica, a Spanish supplier. In the event of an interruption in the supply of these raw materials from such suppliers, Stellar believes that it would be able to secure similar raw materials at competitive prices from other suppliers located worldwide.

The manufacture of the Company's products involves the handling and use of substances that are subject to various environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water, and establish standards for their storage and disposal. The

UNITED STATES 10-KSB filing 2003

Company believes that the manufacturers of its products are in material compliance with such environmental laws and regulations.

The sale and use of the Company's products entails risk of product liability and the Company presently carries product liability insurance. There can be no assurance that, despite testing by the Company, as well as testing in use by current and potential customers and regulatory agencies, defects will not be found in new products after commencement of commercial shipments. The occurrence of such defects could result in the loss of, or delay in, market acceptance of the Company's products, which could have a material adverse effect on the Company. Furthermore, litigation, regardless of its outcome, could result in substantial costs to the Company, divert management's attention and resources from the Company's operations and result in negative publicity that might impair the Company's on-going marketing efforts.

Patent and Proprietary Protection

Where deemed appropriate, Stellar may file patent applications for technologies, which it owns or in respect of which it has acquired a license and, if necessary, then further developed to make such technologies marketable. Such applications may cover composition of matter, the production of active ingredients and their novel applications.

The Company retains independent patent counsel where appropriate. Management of the Company believes that the use of outside patent specialists ensures prompt filing of patent applications, as well as the ability to access specialists in various areas of patents and patent law to ensure complete patent filing.

The patent position relating to medical devices and drug development is uncertain and involves many complex legal, scientific and factual questions. While the Company intends to protect its valuable proprietary information and believes that certain of its information is novel and patentable, there can be no assurance that: (i) any patent application owned by or licensed to the Company will issue to patent in all countries; (ii) proceedings will not be commenced seeking to challenge the Company's patent rights or that such challenges will not be successful; (iii) proceedings taken against a third party for infringement of patent rights will be successful; (iv) processes or products of the Company will not infringe upon the patents of third parties or (v) the scope of patents issued to or licensed by the Company will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any litigation may affect the Company's efforts to develop, manufacture or market products. The cost of litigation to uphold the validity and prevent infringement of the patents owned by or licensed to the Company may be significant.

Issues may arise with respect to claims of others to rights in the patents or patent applications owned by or licensed to the Company. As the industry expands, and more patents are issued, the risk increases that the Company's processes and products may give rise to claims that they infringe the patents of others. Actions could be brought against the Company or its commercial partners claiming damages or an accounting of profits and seeking to enjoin them from clinically testing, manufacturing and marketing the affected product or process. If any such action were successful, in addition to any potential liability for damages, the Company or its commercial partners could be required to obtain a license in order to continue to manufacture or market the affected product or use the affected process. There can be no assurance that the Company or its commercial partners could prevail in any such action or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. If no license is available, the Company's ability to commercialize its products may be negatively affected. There may be significant litigation in the industry regarding patents and other intellectual property rights and such litigation could consume substantial resources. If required, the Company may seek to negotiate licenses under

UNITED STATES 10-KSB filing 2003

competitive or blocking patents, which it believes are required for it to commercialize its products.

Although the scope of patent protection ultimately afforded by the patents and patent applications owned by or licensed to the Company is difficult to quantify, management of the Company believes that such patents will afford adequate protection for it to ensure exclusivity in the conduct its business operations as described herein. The Company also intends to rely upon trade secrets, confidential and unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. To protect these rights, the Company whenever possible requires all employees and consultants to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent or superior technology.

Regulatory Considerations

Product Regulation

The Canadian health care industry is regulated by Health Canada. This federal agency has a role similar to that of the FDA and has responsibility for regulating drugs for both human and animal use, cosmetics, medical devices, radiation-emitting devices and other products affecting human health. A manufacturer is required to follow specific regulations referred to as current Good Manufacturing Practice ("GMP") regulations in the manufacture of such products. Regulations imposed by federal, provincial, state and local authorities in Canada and the United States are a significant factor in the conduct of the development, manufacturing and eventual marketing activities for any proposed products.

Stellar has received a license to manufacture and sell NeoVisc, Uracyst-S and the Uracyst-S Test Kit in Canada from Health Canada through TPD. These products are regulated under the Medical Devices Regulations of the Food and Drugs Act (Canada) and the regulations promulgated there under by TPD to ensure the safety and efficacy of medical devices, such as the Company's products, for the Canadian public. New Medical Device Regulations required all Canadian device manufacturers, such as the Company, to comply with the National Standard of Canada Quality Systems-Medical Device requirements by their 2003 licence renewal date. The quality assurance program of the device manufacturer must be certified pursuant to such regulations to demonstrate each device's compliance with the Canadian regulations for such products. The Company has been granted their ISO 13485 certification as of July 2003.

Under the European License, Pohl-Boskamp is required to cause all Uracyst-S products offered for sale in Europe to be manufactured in accordance with all applicable laws including, without limitation, Council Directive 90/385/EEC of 20 June 1990 and Council Directive 93/42/EEC of 14 June 1993 concerning medical devices. See "Products and Markets - Uracyst-S and the Uracyst-S Test Kit."

Stellar intends to market its products in the United States and, as such, it is important that a quality assurance program be designed to also comply with the FDA's Medical Device GMP regulation. The Company intends to apply to have NeoVisc, Uracyst-S and the Uracyst-S Test Kit approved under the Pre-Market Approval ("PMA") program of the FDA for marketing in the United States. The FDA GMP regulation requires significant documentation on all relevant procedures of the manufacturing and quality control of each device.

Management of Stellar believes that the best strategic approach for the Company to take,

UNITED STATES 10-KSB filing 2003

with respect to the initiation of its United States approvals, is to take advantage of the pre-consultation process with the FDA reviewers, prior to the submission of the PMA application. A detailed and comprehensive scientific and medical package will be prepared by the Company for this consultation process and will include, among other things, the safety and efficacy information collected from the Canadian market. It is expected that substantial evidence to establish the chemical and physical equivalency of the Company's products to existing devices marketed in the United States will also be included. The FDA requires the completion of the clinical trials for the safety and efficacy of each therapeutic device before it will issue a PMA. Accordingly, the Company's efforts will be focused on determining the necessary clinical trial size and time horizon so that it can establish the basis for the equivalency, in terms of safety and efficacy, to existing products. Further, an Investigational Device Exemption ("IDE") application, prepared in accordance with the requirements of the pre-consultation process, must be submitted to the FDA prior to the commencement of the clinical trials in the United States

The Company submitted its IDE application to the FDA on May 30, 2001. In September 2001, the FDA requested that certain changes be made to such application. Stellar resubmitted its IDE application to the FDA on November 1, 2001. On December 5, 2001, Stellar received a conditional approval on its NeoVisc IDE application from the FDA. In response thereto, Stellar made an additional submission on January 17, 2002 to clear the conditions before the initiation of NeoVisc clinical studies. Stellar has received approval for the NeoVisc IDE and now that a strategic party has been formalized, expects to see multi-center clinical trials in place for NeoVisc.

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

Stellar anticipates that the FDA approvals required to market NeoVisc and Uracyst-S in the United States will be obtained no later than the end of 2005. There can be no assurance, however, that such FDA approvals will be obtained or that Stellar will be able to successfully market its products in the United States. Stellar expects that the costs associated with obtaining such FDA approvals will be approximately $1,500,000 (Cdn.) and $1,000,000 (Cdn.), respectively. The funding of these FDA approvals will be the responsibility of SJ Pharma as per our License Agreement.

Stellar intends to continue to increase sales of its existing product line in Canada and to negotiate in-license agreements to add to this product pipeline. Second, Stellar will endeavor to further negotiate out-licensing agreements with third parties to strategically assist Stellar in registering and promoting its products in international markets.

Pricing and Reimbursement

As pressures for cost containment increase, particularly in Canada and the United States, there can be no assurance that the prices the Company can charge for its products will be as favorable as historical pharmaceutical product prices. Reimbursement by payers such as government and managed care organizations has become increasingly important, as has the listing of new products on large formularies, such as those of managed care organizations, pharmaceutical benefit providers and group buying organizations. The failure of one or more products to be included on formulary lists, or to be reimbursed by managed care organizations, could have a negative impact on the Company's results of operation and financial condition.

UNITED STATES 10-KSB filing 2003

Future Product Development

Stellar is currently developing a series of new product line extensions, with the intention of expanding the indications for its current products, NeoVisc and Uracyst-S, and, ultimately, expanding into other product areas. However, Stellar's efforts will be focused initially on developing strategic partners to assist Stellar in gaining regulatory approval in the United States for its NeoVisc and Uracyst-S related products. The United States submissions will be a priority for the Company, as management believes that this market has significant potential for the distribution of its products. The registration for all current products will likely require completion of clinical trials. Clinical work, done in Canada and the United States, can then be used for submissions for entry into other countries. Negotiations between Stellar and SJ Pharma started in December, 2003 and resulted in a License Agreement and Supply Agreement with SJ Pharma being signed in March, 2004 for both Stellar products for the United States market.

Item 2.        Description of Property.

The Company maintains its executive offices at leased office space located at 201-82 Wellington Street South in London, Ontario. The lease with MacNeill and Blake Holdings Ltd. for the Company's executive office space covers approximately 2,600 square feet, expired on May 31, 2003 and provides for monthly rental payments of $ 2,400 (Cdn.). The lease is renewable at the option of Stellar for an additional two-year period at such rent as shall be mutually agreed upon, but which under no circumstances shall be less than $ 2,400 (Cdn.) per month. The Company is presently working on a month to month rental arrangement, and is presently researching a new location to meet is requirement to sustain its expanding business needs.

Item 3.        Legal Proceedings.

The Company is not a party to any pending legal proceedings, except for a claim commenced by Bioniche against Stellar and others in the Ontario Court (General Division) in London, Ontario on May 2, 1997. Bioniche claimed injunctive relief against the defendants as well as damages in the amount of $20,000,000 (Cdn.) for, among other things, alleged breach of fiduciary duty, alleged breach of contract and alleged misuse of confidential information. Stellar has defended the action and counterclaimed against Bioniche for damages in the amount of $500,000 (Cdn.). Since certain unsuccessful attempts by Bioniche to obtain injunctive relief in 1997, no further steps have been taken by either side in the prosecution of the litigation. Management of the Company considers the claims of Bioniche to be unfounded and without merit.

Item 4.        Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

On December 5, 2000, the Common Shares were approved for listing and trading on Tier 3 of the CDNX, now the TSX Venture Exchange, under the symbol "YYS". This symbol changed to "SLX" effective in January 2004 as Stellar was approved for Tier 2 status on the TSX Venture

UNITED STATES 10-KSB filing 2003

Exchange. The following table sets forth for the periods indicated the market price ranges expressed in Canadian dollars of the Common Shares on the TSX Venture Exchange.

	($) (Cdn.)
Period	High	Low
1st Quarter of 2002	0.29	0.18
2nd Quarter of 2002	0.40	0.20
3rd Quarter of 2002	0.42	0.25
4th Quarter of 2002	0.44	0.30
1st Quarter of 2003	0.48	0.30
2nd Quarter of 2003	0.54	0.23
3rd Quarter of 2003	0.60	0.31
4th Quarter of 2003	0.87	0.33

In December 2002, the Common Shares were approved for listing and trading on the OTC Bulletin Board under the symbol "SLRXF". The following table sets forth the periods indicated, the market price ranges expressed in United States dollars of the common shares on the OTC Bulletin Board

	($) (USD.)
Period	High	Low
1st Quarter of 2002	0.34	0.21
2nd Quarter of 2002	0.41	0.15
3rd Quarter of 2002	0.45	0.23
4th Quarter of 2002	0.68	0.25

Holders

As at January 1, 2004, there were 52 holders of record of the Common Shares.

Dividends

The Company currently intends to retain future earnings, if any, for use in its business. The Company does not anticipate paying dividends on the Common Shares in the foreseeable future. Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company and will be made taking into account Stellar's financial condition and other factors deemed relevant by the Board of Directors.

Penny Stock Considerations

The Securities Exchange Commission has adopted regulations applicable to broker/dealers who sell "penny stock." A "penny stock" is generally defined to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker/dealers who sell "penny stock" to persons other than established customers and accredited investors. These additional sales practice requirements may have the effect of reducing the level of trading activity in the secondary market for "penny stock."

UNITED STATES 10-KSB filing 2003

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2003 with respect to Common Shares that may be issued under existing equity plans. For additional information, see "Item 10. Executive Compensation - Stock Option Plan."

Plan category	Number of securities	Weighted-average	Number of securites
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options,	warrants and rights	under equity
	warrants and rights	In Canadian $	compensation plans
(excluding securities
reflected in column (a))

	(a)	(b)	(c)

Equity compensation
plans approved by
	__	__	__
security holders
Equity compensation
plans not approved by
	2,650,000.50		202,000
security holders

Total
	2,650,000.50		202,000

Exchange Controls and Other Limitations Affecting Security Holders.

Canada has no system of exchange controls. There are no exchange restrictions on borrowing from citizens or residents of foreign countries nor on the remittance of dividends, interest, royalties or similar payments, management fees, loan repayments, settlement of trade debts or the repatriation of capital.

Under the Investment Canada Act (the "ICA Act"), a Canadian federal statute, certain "non-Canadian" individuals, governments, corporations or other entities who wish to acquire a "Canadian business" (as defined in the ICA Act) or establish a "new Canadian business" (as defined in the ICA Act) may be required to file either a notification or an application for review with a governmental agency known as "Industry Canada". The ICA Act further requires that certain acquisitions of control of a Canadian business by a "non-Canadian" must be reviewed and approved by the Minister responsible for the ICA Act on the basis that he is satisfied that the acquisition is "likely to be of net benefit to Canada". Only acquisitions of control are reviewable under the ICA Act; however, the ICA Act provides detailed rules for the determination of whether control has been acquired and, pursuant to those rules, the acquisition of one-third or more of the voting shares of the Company may, in some circumstances, be considered to constitute an acquisition of control. Failure to comply with the review provisions of the ICA Act could result in, among other things, an injunction or a court order directing disposition of assets or shares.

There are no limitations on the rights of non-Canadian residents or non-Canadian

UNITED STATES 10-KSB filing 2003

shareholders to hold or vote the Common Shares contained in the Company's Articles of Incorporation, as amended, or By-Laws, as amended.

Taxation

Dividends

In general, dividends paid by a corporation resident in Canada to non-residents of Canada are subject to Canadian withholding tax. The rate of withholding tax under the Income Tax Act (Canada) (the "Tax Act") on dividends is twenty-five percent (25%). Such rate may be reduced under the provisions of a relevant international tax treaty to which Canada is a party. The Canada-United States Income Tax Convention (1980) (the "U.S. Treaty") provides for a general reduction in the rate of Canadian withholding tax to fifteen percent (15%) on dividends paid on shares of a corporation resident in Canada to residents of the United States, and also provides that where the beneficial owner of the dividends is a corporation resident in the United States. Notwithstanding the foregoing, a reduced rate of (i) ten percent (10%) applies to dividends from a non-resident owned investment corporation if the recipient is a corporation that is the beneficial owner of at least ten percent (10%) of the voting shares of the corporation paying the dividends and (ii) five percent (5%) applies if the recipient is a corporation resident in the United States that is the beneficial owner of at least ten percent (10%) of the voting shares of the corporation paying the dividends.

Capital Gains

A non-resident of Canada is not subject to tax under the Tax Act in respect of a capital gain realized upon the disposition of a share of a public corporation for purposes of the Tax Act unless the share represents taxable Canadian property to the holder thereof. A share of a public corporation will be taxable Canadian property to the holder thereof if, at any time during the period of sixty (60) months immediately preceding a disposition, the non-resident, persons with whom the non-resident did not deal at arm's length, or the non-resident together with persons with whom he did not deal at arm's length, owned (or had an option in respect of or had an interest in) twenty-five percent (25%) or more of the issued shares of any class or series of the corporation or if, upon ceasing to be a resident of Canada, the holder elected that the share be taxable Canadian property. The Company is a public corporation for purposes of the Tax Act.

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

Recent Sales of Unregistered Securities

SJ Strategic Investments LLC, a private Tennessee limited liability company, on February 19, 2004, announced that Stellar agreed to issue 4,088,794 common shares to SJ for U.S.$ 0.74

UNITED STATES 10-KSB filing 2003

(approximately Cdn$1.00) per common share, which represents 19.9% of the issued and outstanding Stellar common shares, on a non-diluted basis (including the Stellar common shares issued on the private placement). The aggregate proceeds of the proposed private placement was. $3,025,708 U.S (approximately Cdn $4,000,000). The Stellar common shares issued in the private placement offering are subject four month hold period by virtue of its United States residency.

In connection, with the completion of this offering, SJ the subscriber, also obtained a right from the company to subscribe for additional Stellar common shares in the future from time to time in order to maintain its percentage equity ownership interest in Stellar, subject to adjustment in certain circumstances, and subject to regulatory approval. SJ has also been granted the right by Stellar to participate as a selling shareholder in future offerings of common shares. In addition, Peter Riehl, Samuel Hahn and each of their spouses have entered into agreements with SJ pursuant to which they have granted rights of first refusal to SJ in respect of the sale of securities in Stellar owned by them.

The Stellar common shares were acquired by SJ for investment purposes only, and not with the purpose of influencing control or direction over Stellar. SJ may acquire further Stellar common shares, or dispose of its holdings of Stellar common shares, as investment conditions warrant. The Stellar common shares purchased by SJ in the private placement are all of the securities of Stellar that SJ owns, or exercises control or direction over.

Exemption from the registration provisions of the Securities Act for the transaction described above was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve any public offering, the purchaser was sophisticated with access to the kind of information registration would provide and that such purchaser acquired such securities without a view towards distribution thereof.

Issuer Purchases of Equity Securities.

None.

Item 6.        Management's Discussion and Analysis or Plan of Operartion

General

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this annual report. Such discussion and analysis contains forward-looking statements. The Company's actual results may differ significantly from those projected in the forward-looking statements. The Company's consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP").

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

UNITED STATES 10-KSB filing 2003

anticipates the continued development of new products along with testing and licensing of its existing products in new markets. The Company expects to fund such activity from growing domestic sales and new capital placements.

Results of Operations (in Canadian Dollars)

General

Stellar International Inc. ("Stellar" or the "Company"), founded in 1994, is a Canadian pharmaceutical company involved in the development and commercialization of high quality, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis. Stellar also markets a test kit that confirms the existence of bladder lining defects in interstitial cystitis patients and identifies those patients who should respond positively to the Company's proprietary therapeutic product.

Stellar has developed and is marketing three products in Canada based on its core polysaccharide technology: NeoVisc®, for the treatment of osteoarthritis, Uracyst®-S and the Uracyst® Test Kit, Stellar's patented technology for the diagnosis and treatment of Interstitial Cystitis (IC), an inflammatory disease of the urinary bladder wall. Stellar also has in-licensing agreements for Skelite™ a proprietary synthetic bonegrafting product and NMP22® BladderChek™, a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer. These products are expected to positively impact sales in 2004.

Fiscal 2003 Highlights

In fiscal 2003, Stellar continued to focus on its core business strategies by growing the Canadian market through aggressive promotion of its current products, building revenue through in-licensing and out-licensing agreements and expanding its product line through product development.

The year 2003 was another growth year for Stellar with gains being made in all areas of its business. Sales growth in 2003 was positive but was significantly impacted in the second quarter by the SARS outbreak. Stellar's products have high institutional use and their use was severely constrained through this period, as patient access to hospitals was restricted. Once the epidemic subsided product growth returned and both products achieved double digit sales increases for the year.

In June, Stellar signed two out-licensing agreements, with two companies. Both companies are working on gaining regulatory approval in their respective countries. Stellar does not expect these commercial relationships to impact revenue until mid 2004.

In December of 2003 Uracyst®-S was launched in Europe resulting in an additional milestone payment and the initiation of royalty payments. These royalty payments have been treated as deferred revenue on the 2003 financial statements.

In December Stellar also began negotiations for the out-licensing of Stellar's products in the USA, these discussions continue. During 2003 the company began working on a number of in-licensing agreements to build domestic sales. These agreements will lead to Stellar launching three new products in 2004. Although the statements show expenses for Stellar's in-licensing and out-licensing agreements completed in 2003, there will be no offsetting revenues until 2004.

The company will continue to focus on in-licensing and out-licensing products to drive revenue growth. This will allow the company to develop Stellar's own products for future sales and

UNITED STATES 10-KSB filing 2003

profit growth.

Results of Operations for the 12 Months Ending December 31, 2003

For the 12 month period ending December 31, 2003, total revenue increased 29.8 % to $ 1,109,431, compared to $854,705 in fiscal 2002. In-market growth for current products was negatively impacted by the SARS outbreak. Stellar conservatively estimates lost sales in March, April May and June 2003 to be in excess of $ 250,000. Sales force activities continue to have a positive impact on product revenues. NeoVisc® gross sales grew by 27.2 % and Uracyst®-S gross sales grew by 43.7%.

The operating loss for the year 2003 was $ 807,920 as compared to net loss in 2002 of $ 812,339. It should be noted that during 2003 Stellar incurred non cash expenses for consulting of $312,273 (issued common shares), up 656.1% over 2002. In 2003 Stellar also had increased expenses associated with its in-licensing and out-licensing efforts including business development and legal fees. These fees increased by 87.3% over 2002. As well Stellar incurred ongoing expenses for improvements to its manufacturing facility, which included upgrading our quality systems. These expenditures were necessary for the Company to continue to grow and meet Stellar's long term goals.

Stellar currently has no debt and remains confident that it can continue to fund its ongoing operations from the sale of its products and from milestone and royalty payments resulting from out-licensing agreements.

Cost of Sales

During fiscal 2003 cost of sales amounted to 19.5 % of product sales. This represents a 1.2 % reduction when compared to previous year as Stellar continues to benefit from improved efficiencies in our manufacturing processes.

Research and Development

Stellar continues to invest in research necessary to expand its products into international markets. However, clinical trial investment has been put on hold due to out-licensing discussions. In June of 2003 Stellar announced two in-licensing agreements: one with BurnsAdler Pharmaceuticals for Latin America, Mexico and Caribbean, and the second, with CMI Canada Medical Inc. for the Middle East. Both these agreements have positive potential but will not have a major impact on income until the products have received specific country regulatory approval. These approvals are expected by mid 2004.

Uracyst®-S was launched in Europe in December of 2003 resulting in a second milestone payment. Royalty revenues from this agreement are expected throughout 2004.

In September 2003, Stellar in-licensed BladderChek™, for the Canadian market BladderChek™ is a unique point of care diagnostic used in the diagnosis and monitoring of bladder cancer. Stellar expects to launch this product in early 2004, once Canadian regulatory approval has been completed.

In December of 2003 all validations were completed with Skelite™, our in-licensed product from Millenium Biologix Inc. and the product was launched in Canada on January 29, 2004. Stellar is encouraged with the early physician interest in Skelite™ and expects it to perform well in 2004.

UNITED STATES 10-KSB filing 2003

During 2003 Stellar worked with Dr. Robert Hurst of the University of Oklahoma on animal studies with Uracyst®-S. Dr. Hurst produced what Stellar feels is important experimental evidence to further understanding of the mode action of Uracyst®-S. Dr Hurst expects to publish his results in 2004.

Selling, general and administrative expenses

For the year ended December 31, 2003, selling, general and administrative expenses increased by $336,776 mainly due to $312,272 in non cash expenses, share issuance fees, legal and consulting fees, which increased by over $53,000 compared to fiscal 2002. In addition, there has been ongoing investment to expand Stellar's infrastructure to support Stellar's long term commercial objectives. A portion of these expenses were incurred to meet necessary quality standards that resulted in Stellar receiving its ISO 13485 registration in July of 2003.

Interest income and expense

Stellar has managed its current positive cash position generating over $4,119 in investment income in 2003.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $255,237 at December 31, 2003 as compared with $80,451 at September 30, 2003 and $138,820 at June 30, 2003. During the first quarter of fiscal 2004, the Company received aggregate exercise proceeds of $390,700 for the exercise of 735,000 stock options and $1,316.15 for the exercise of 3,889 warrants. There are 1,935,000 stock options outstanding and 645,778 outstanding warrants.

While the Company is generating royalty revenue and revenue from the distribution of pharmaceutical products in Canada, such revenue will not be sufficient to fund the Company's planned research, development and marketing activities. Accordingly, the Company expects to continue to incur losses in fiscal 2004 and reduce its holdings of cash, cash equivalents and short-term investments. In addition, the Company intends to actively seek additional funding in calendar 2004. See "Outlook" below.

Subsequent Events

During December 2003, Stellar entered into discussions with SJ Strategic Investments LLC ("SJ") regarding a number of business opportunities in the United States of America. SJ is owned and managed by the founder and former Chairman and CEO of King Pharmaceuticals, John Gregory. In February 2004, Stellar completed a private placement with SJ, issuing 4,088,794 common shares for US $ 0.74 per share, which represents 19.9 % of the issued and outstanding Stellar common shares. Stellar believes this association and infusion of capital will allow Stellar to accelerate its growth in Canada and international markets. The company also received a significant milestone payment from its European licensee of Uracyst® as the product was launched for sale in Europe.

Outlook

As at February 29, 2004, the Company had working capital of $3,956,530. After taking into

UNITED STATES 10-KSB filing 2003

account the receipt of royalties from the sale of Uracyst® in Europe, the Caribbean and South America, research and development and marketing expenditures relating primarily to Neovisc® and Uracyst®, as well as costs associated with the launch of several licensed in products, the Company expects that its current working capital will be sufficient to finance operations for the next 24 months.

The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financings for companies such as Stellar is challenging, and there can be no assurance that additional funding by way of equity financing will be available. The failure of the Company to obtain additional funding on a timely basis may result in the Company reducing or delaying one or more of its planned research, development and marketing programs and reducing related personnel, any of which could impair the current and future value of the business. Any additional equity financing, if secured, may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including technology licensing, co-development collaborations, and other strategic alliances, which, if obtained, may reduce the Company's interest in its projects or products. There can be no assurance, however, that any alternative sources of funding will be available.

Risks and Uncertainties

Stellar is subject to risks, events and uncertainties, or "risk factors", associated with being both a publicly traded company operating in the biopharmaceutical industry, and as an enterprise with several projects in the research and development stage. Such risk factors could cause reported financial information to not necessarily be indicative of future operating results or of future financial position. The Company cannot predict all of the risk factors, nor can it assess the impact, if any, of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause future results or financial position to differ materially from those reported or those projected in any forward-looking statements. Accordingly, reported financial information and forward-looking statements should not be relied upon as a prediction of future actual results.

Some of the risks and uncertainties affecting the Company, its business, operations and results include, but are not limited to: the Company's dependence on a few customers and a few suppliers, the loss of any of which would negatively impact the Company's operations; the need to develop and commercialize new products which will require further time consuming and costly research and development, the success of which cannot be assured; the Company's dependency on third parties for manufacturing, materials and for research, development and commercialization assistance and support; the Company's dependency on assurances from third parties regarding licensing of proprietary technology owned by others; government regulation and the need for regulatory approvals for both the development and commercialization of products, which are not assured; uncertainty that the Company's products will be accepted in the marketplace; rapid technological change and competition from pharmaceutical companies, biotechnology companies and universities, which may make the Company's technology or products obsolete or uncompetitive; the need to attract and retain skilled employees; risks associated with claims of infringement of intellectual property and of proprietary rights; risks inherent in manufacturing (including upscaling) and marketing; product liability and insurance risks; risks associated with clinical trials, including the possibility that trials may be terminated early, delayed or unsuccessful; exchange rate fluctuations; political, economic and environmental risks; the need for performance by buyers and suppliers of products; the Company's dependency on performance by its licensees regarding the sale of our licensed out products NeoVisc® and Uracyst®, and the risk of unanticipated expenses or unanticipated reductions in revenue, or both, any of which could cause the Company to reduce, delay or divest one or more of its research, development or marketing programs.

UNITED STATES 10-KSB filing 2003

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001 (in Canadian Dollars)

General

In 2002, Stellar made significant strides on its core business objectives to expand its medical device/pharmaceutical business. Stellar's objectives for 2002 focused on: growing its business in the Canadian market for current products, building strategic relationships to expand its business into international markets and in-licensing and/or developing additional pharmaceutical and medical device products focused on niche health care markets. As multinational companies grow through acquisitions and mergers, small niche segments in the health care markets are left under serviced, providing opportunity for companies such as Stellar. Developing and promoting quality products and services concentrated on these markets today, presents growing future opportunity as these markets expand with an aging population.

To achieve the Company's current and longer term goals it was necessary for Stellar to strategically create an infrastructure that will support these objectives. In 2002, Stellar added field representation to improve the sales and services to an expanding customer base. The capacity Stellar now has in field representation is expected to build interest from foreign companies looking for partners to promote their products in Canada. A Quality Management position was also added this year to enhance Stellar's quality systems, nurturing continuous quality improvement in all aspects of the organization. Continuous quality improvement is a necessity to meet and exceed current quality standards, a prerequisite to growth in health care markets. Growing the Company's product pipeline is important to accelerate top line sales and profitability for the organization. To that end, Stellar hired an experienced business development specialist to focus on in-licensing opportunities and champion the proper integration of these products into the Company's promotion activities.

The changes implemented over the past year are expected to assist the Company in meeting the following objectives for 2003:

  Double sales revenues for the Canadian market.

  In-license products complimentary to current products.

  Out-license current products to other international markets including the United States through the development of strategic partners.

  Use profits from operations to develop additional proprietary Stellar products.

Results

For the 12 month period ending December 31, 2002, total revenue increased 9.7 % to $ 854.7 thousand, compared to $ 778.9 thousand in 2001. The 2001 revenue included a onetime milestone payment, where revenue for 2002 did not include any such payments. In-market growth for current products grew by 78.5% for this 12 month period, which was exceptional given the competitive environment. The expansion of the Company's sales force continues to have a positive impact on product performance; NeoVisc sales grew by 69.2% in an extremely competitive market and Uracyst-S grew by 149.5% as a direct result of this increased sales activity.

UNITED STATES 10-KSB filing 2003

Operating loss for the year was $ 795.1 thousand as compared to net loss in 2001 of $ 545.8 thousand. This increase is directly related to the expansion of the Company's sales force, expenses associated with ongoing in-licensing and out-licensing efforts, improvements to manufacturing and continuous upgrading of quality systems. These expenditures were essential to assure Stellar's continued growth and ability to meet long term goals.

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

In September 2002, the Company secured a Canadian in-licensing agreement with Millenium Biologix Inc. for SkeliteTM, their proprietary, synthetic bone grafting product. SkeliteTM is approved by Health Canada and is expected to officially introduced to the Canadian market by April 2003. This product fits well with the Company's focus on orthopaedic surgeons, as these physicians also prescribe NeoVisc.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $ 387.4 thousand over the previous year due mainly to the hiring of sales personnel and expanding the infrastructure to properly support the Company's long term commercial objectives. It also includes one-time charges related to listing of the Common Shares on the OTC Bulletin Board.

Interest income and expense

Stellar has managed its current positive cash position generating over $ 17.1 thousand in investment income.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business, does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, As of March 1, 2004, the Company was not involved in any material unconsolidated SPE transactions.

UNITED STATES 10-KSB filing 2003

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

Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.     Controls and Procedures

Within the 90-day period prior to the Company's filing of this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chairman, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chairman concluded, that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar as of March 1, 2004.

Name	Age	Positions

Peter Riehl	58	Director, President and Chief
		Executive Officer
Samuel T. Hahn	62	Director,
Steven H. Goldman	48	Director

John J. Kime	61	Director

UNITED STATES 10-KSB filing 2003

Name	Age	Positions

David A. Rosenkrantz	46	Director and Chairman of the
		Board
Doug Froom	59	Director

Set forth below are brief biographies of the Company's directors and officers. All of the directors and executive officers of the Company have held their principal occupations indicated below for the past five years unless otherwise noted.

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

Samuel T. Hahn, Director. Samuel Hahn joined the Company in 1996. Mr. Hahn has over 30 years experience with major multi-national pharmaceutical companies in Korea and Canada. He has been instrumental in creating new pharmaceutical and medical device products, and has extensive work experience in both regulatory affairs and quality control. Mr. Hahn has had extensive experience in both the Canadian and the United States drug and medical device approval systems. From 1990 to 1992, Mr. Hahn was Chairman of the Scientific and Regulatory Affairs Committee of the Non-prescription Drugs Manufacturers Association of Canada. He has an M.Sc. Pharmacy from Seoul National University, Korea, and a B.Sc., Organic Chemistry from the University of Toronto, Canada. Mr. Hahn is currently a member of the Canadian Pharmaceutical Association, the American Society of Health Systems Pharmacists, the Drug Information Association and the Parenteral Drug Association and Pharmaceutical Science Group (Toronto). Mr. Hahn is also a board member of the Toronto 2008 Olympic Bid Corporation and a governor of the Canadian Olympic Foundation.

Steven H. Goldman, Corporate Secretary and Director. Steven H. Goldman has been a director of the Company since August 31, 2000. Mr. Goldman is a senior partner with the Toronto law firm of Goldman, Rosen and has been legal counsel to the Company since 1997. Mr. Goldman has a B.A. from Carleton University (President's Medal, 1976) and a LL.B. from Queen's University. He has been practicing law in Toronto since 1982.

John J. Kime, Director. John J. Kime has been a director of the Company since December 2000. Mr. Kime has been the President and Chief Executive Officer of the London Economic Development Corporation since 1998. The London Economic Development Corporation is a public/private partnership with primary responsibility for economic development activities in London, Ontario, Canada. From 1991 to 1998, Mr. Kime served as Director of International Development for Big 'O' Incorporated, a company primarily engaged in the design and manufacture of control and containment systems for water, chemicals and other substances. Mr. Kime has a B.A. from the University of Western Ontario and is a chartered accountant. Mr. Kime is also a director of

UNITED STATES 10-KSB filing 2003

Cancer Care Ontario, Canada.

David A. Rosenkrantz, Chairman of the Board and Director. Mr. Rosenkrantz is Chairman of Patica Corporation, a small-cap merchant bank based in Toronto, which focuses on junior growth companies. He has over fifteen years experience in investment and merchant banking. Mr. Rosenkrantz has been involved in private and public financing and merger and acquisition transactions involving health care, real estate, oil and gas, and high technology companies. Mr. Rosenkrantz is a graduate of Carleton University and obtained his MBA from York University.

W. Douglas Froom, Director. Mr. Froom is presently retired but brings with him over 35 years experience in the pharmaceutical and biotechnology industry. He has been General Manager for Procter and Gamble pharmaceuticals in both Canada and the United Kingdom and more recently served as Vice President of Business Development for Allelix Biopharmaceuticals and Synsorb Biotech Inc.

Board of Directors

The board of directors of the Company consists of six members. Directors serve for terms of one year or until their successors are duly elected or appointed.

Committees of the Board of Directors

As a public company, the Company has established an Audit Committee and a Compensation Committee of the board of directors.

Audit Committee

The Audit Committee consists of Messrs. Froom, Goldman and Kime, and is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit, reviewing the scope and results of the audit with the auditors, reviewing with management and the auditors the Company's annual operating results and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors' independence. Mr. John Kime who sits on this committee is a chartered accountant and provides financial expertise to the Audit Committee. Each Audit Committee member is an independent director of the Company.

Compensation Committee

The Compensation Committee consists of Messrs. Rosenkrantz and Froom, and is responsible for evaluating, reviewing and supervising the procedures of the Company with regard to human resources, assessing the performance of the officers of the Company, reviewing annually the remuneration of the directors and recommending to the board of directors general remuneration policies regarding salaries, bonuses and other forms of remuneration for the directors and executive officers of the Company.

Audit Committee Financial Expert

The board of directors of the Company has determined that Mr. Kime is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

UNITED STATES 10-KSB filing 2003

Section 16(a) of the Exchange Act requires Stellar's executive officers, directors and persons who beneficially own more than 10% of Stellar's Common Shares ("reporting persons") to file initial reports of ownership and reports of changes of ownership with SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Stellar with copies of all Section 16(a) forms they file.

Based solely on its review of copies of forms received by it pursuant to Section 16(a) of the Exchange Act or written representatives from reporting persons, Stellar believes that with respect to 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners have been filed up to the end of December 31, 2003.

Code of Ethics

The Company has not adopted a code of ethics in light of its limited number of executive officers. The Company anticipates that it will adopt a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer during 2004.

Item 10.      Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation earned during each of the last three fiscal years included in the period ended December 31, 2003 by the Chief Executive Officer and the Chief Financial Officer of Stellar (collectively, the "Named Executive Officers"), such individuals being the only executive officers of Stellar whose total annual salary, bonus and other annual compensation exceeded $100,000 (Cdn.).

Name and	Year	Annual Compensation			Long Term
Principal					Compensation
Position
		Salary	Bonus	Other Annual	Securities
		($)(Cdn.)	($)(Cdn.)	Compensation	Underlying
				($)(Cdn.)	Options (#)
Peter Riehl,	2003	100,000	-	-	25,000
President &	2002	100,000	-	-	25,000
Chief Executive	2001	100,000			_
Officer

The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

Employment Agreements and Termination of Employment

Effective as of September 1, 2000, Stellar entered into separate employment agreements with Peter Riehl and with Samuel Hahn. Under Mr. Riehl's employment agreement Mr. Riehl has agreed to serve as a director of Stellar and is employed as the President and Chief Executive Officer of Stellar. Under Mr Hahn's employment agreement, Mr. Hahn agreed to serve as a director of Stellar

UNITED STATES 10-KSB filing 2003

and was employed as the Vice-President, Chief Scientific Officer and Interim Chief Financial Officer of Stellar. In October 2003, Stellar and Mr. Hahn entered into a new agreement in which he will act as a scientific consultant for Stellar and which shall in all respects, cancel and supercede the September 2000 agreement. The Corporation has agreed to pay Mr. Hahn an annual fee of $50,000 (Cdn.) for a period of two years. Mr. Hahn will not be entitled to participate in any further stock options grants made by the Corporation. Mr. Hahn has agreed to not compete with the Company for a period of 18 months from the date of the termination.

Mr. Riehl's employment agreement provided for gross annual remuneration of $100,000 (Cdn.), plus standard dental and life insurance benefits. Messrs. Riehl is also entitled to be reimbursed for all Company-related travel and other out-of-pocket expenses. Pursuant to his respective employment agreement, Mr. Riehl is entitled to receive an annual bonus, at the discretion of the board of directors, in the form of cash and/or stock options, based upon the achievement of certain performance goals to be established by the Compensation Committee of the board of directors. The employment agreement is for an initial term of two years and are renewable automatically at the expiration of the initial term for successive one year terms unless and until notice of intent to terminate is given by either Mr. Riehl, as the case may be, or Stellar at least 3 months prior to the expiration of the initial term or any renewal term. Notwithstanding the foregoing, in the event that Mr. Riehl's employment is terminated, other than for cause, by the Company, the terminated party is entitled to a lump sum payment equal to 200% of his then current base salary. In the event of any such termination, any invested stock options held by the terminated party will immediately vest. Pursuant to the respective employment agreement, Mr. Riehl has agreed to not compete with the Company for a period of 2 years from the date of the termination of his employment, irrespective of the cause of such termination.

Stock Option Plan

The Company has established a stock option plan for the directors, executive officers, employees and consultants of the Company and any subsidiaries of the Company that may be formed (the "Plan") in order to attract and retain competent directors, executive officers, employees and consultants motivated to work toward ensuring the Company's success and to encourage such persons to acquire shares of the Company. Individuals who are eligible to receive options to purchase Common Shares under the Plan are directors, executive officers, employees and consultants of the Company and subsidiaries of the Company, as determined by the board of directors of Stellar. The board of directors administers the Plan and has the power to amend, modify, suspend or terminate the Plan, subject to any necessary regulatory approvals.

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

As at January 1, 2004, the number of Common Shares which remain available for issuance under the Plan is 2,852,000 of which 2,540,000 are subject to currently outstanding options.

The Plan has not been approved by the Company's shareholders.

UNITED STATES 10-KSB filing 2003

Option Grants in Last Fiscal Year

25,000 options to purchase Common Shares were granted to each of the Named Executive Officers during the fiscal year ended December 31, 2003.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of options by the Named Executive Officers during the fiscal year ended December 31, 2003.

Name	Securities	Value Realized	Unexercised	Value of Unexercised
	Acquired on	($) (Cdn.)	Options at	In-the-Money Options
	Exercise (#)		December 31, 2003	at December 31, 2003
			(#)	($) (Cdn.)

			Exercisable/	Exercisable/
			Unexercisable	Unexercisable
Peter Riehl	__	__	295,000/0	-$0- / -$0 -

Compensation of Directors

The directors of the Company are not currently entitled to receive any cash compensation for acting in such capacity but are eligible to participate in the Plan established by the Company. Each of Messrs. Riehl, Hahn, Kime, Froom, Rosenkrantz and Goldman has been granted an option under the Plan to purchase 25,000 Common Shares in consideration for serving as a director of the Company. Each such option provides for an exercise price of $0.33 (Cdn.) per share and an expiry date of June 19, 2006. In addition Messrs. Kime, Froom and Goldman received an additional 15,000 options for their duties on the Audit and Compensation Committees. Mr. Goldman has been granted an additional 10,000 options for his duties as Secretary. Mr. Rosenkrantz has been granted an additional 25,000 options for his duties as chairman of the Board. These additional options were issued at the same price and expiry date as stated above.

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

Directors' and Officers' Liability Insurance

The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers. The annual premium payable by the Company in respect of such insurance is $ 29,160 (Cdn.) and the total amount of insurance purchased for the directors and officers as a group is $1,000,000 (Cdn.). The directors and officers are not required to pay any premium in respect of the insurance. The insurance policy does not contain deductibility provisions.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 1, 2004, certain information as to (i) each person,

UNITED STATES 10-KSB filing 2003

who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company's voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Named Executive Officers (as such term is hereinafter defined in "Item 6. Executive Compensation") and (B) all directors and executive officers of the Company as a group.

		Amount and
	Name and Address of	Nature of Beneficial
Title of Class	Beneficial Owner	Ownership	Percent of Class

Common Shares	Peter Riehl	3,664,741(1)	17.7%
	14 Exmoor Pl.
	London, Ontario
	Canada N5X 3W2

Common Shares	Samuel T. Hahn	3,486,9612)	16.8%
	23 Snowball Cres.
	Toronto, Ontario
	Canada M1B 1S5

Common Shares	Steven H. Goldman	618,669(3)	3.0%
	22 Vesta Dr.
	Toronto, Ontario
	Canada M5P 2Z5

Common Shares	John J. Kime	125,000(4)	0.6%
	138 Hunt Club Dr.
	London, Ontario
	Canada N6H 3Y7

Common Shares	Doug Froom	215,000(5)	1.0%
	4216 Spruce Ave.
	Burlington, Ontario
	Canada L7L 1L2

Common Shares	David A. Rosenkrantz	1,277,833(6)	6.2%
	c/o Patica Corporation
	105 Adelaide Street West
	Toronto, Ontario
	Canada M5H 1P9

Common Shares	SJ Strategic	4,088,794(7)	19.7%
	340 Edgemont Ave
	Suite 500
	Bristol, Tennessee
	U.S.A 37620

Common Shares	All directors and	9,388,204(8)	45.2%
	executive officers (6
	individuals)

(1)	Includes (i) 1,679,027 Common Shares and 9,260 exercisable warrants owned by Mr. Riehl's wife and (ii) currently exercisable options on 295,000 Common Shares granted under the Plan (as such term is hereinafter defined). See "Item 10. Executive Compensation. - Stock Option Plan."

UNITED STATES 10-KSB filing 2003

(2)	Includes (i) 1,662,934 Common Shares owned by Mr. Hahn's wife and (ii) currently exercisable options on 295,000 Common Shares granted under the Plan. See "Item 10. Executive Compensation. - Stock Option Plan."

(3)	Includes (i) 58,960 Common Shares owned by Mr. Goldman's wife and (ii) currently exercisable options on 300,000 Common Shares granted under the Plan. See "Item 10. Executive Compensation. - Stock Option Plan."

(4)	Includes currently exercisable options on 75,000 Common Shares granted under the Plan. See "Item 10. Executive Compensation. - Stock Option Plan."

(5)	Includes (i) currently exercisable options on 65,000 Common Shares granted under the Plan See "Item 10. Executive Compensation - Stock Option Plan" and (ii) currently exercisable warrants on 20,000 Common Shares (iii) currently exercisable options on 60,000 Common Shares which were granted outside of the Plan. See "Item 12. Certain Relationships and Related Transactions."

(6)	Includes (i) 911,722 Common Shares and 56,111 exercisable warrants owned by Mr. Rosenkrantz's wife and (ii) currently exercisable options on 130,000 Common Shares granted under the Plan. See "Item 10. Executive Compensation. - Stock Option Plan"

(7)	Shares are directly owned by SJ Strategic Investments LLC ("SJSI"), with John M. Gregory as the managing member deemed to have sole voting and dispositive power over the shares. Joan P. Gregory, Susan Gregory and James M. Gregory are deemed to be indirect beneficial owners of shares due to their financial interest in SJSI.

(8)	Includes (i) currently exercisable options on 1,160,000 Common Shares granted under the Plan and (ii) currently exercisable warrants on 85,371 Common Shares (iii) currently exercisable options on 60,000 Common Shares granted outside of the Plan. See "Item 10. Executive Compensation. - Stock Option Plan" and "Item 12. Certain Relationships and Related Transactions."

Item 12.      Certain Relationships and Related Transactions.

The Company entered a business consulting agreement in December 2001 with Mr. Doug Froom. In consideration for the services which were provided in initiating and signing of the European License, Mr. Froom was granted an option to purchase 60,000 Common Shares on February 5, 2002. Such option provides for an exercise price of $0.23 (Cdn.) per share and an expiry date of February 5, 2005.

Item 13.      Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.	Description of Exhibit	Sequential Page
Number
2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
6.1	Employment Agreement dated as of September 1,	*
2000 between the Company and Peter Riehl

6.3	Amended and Restated Stock Option Plan of the	*
Company

UNITED STATES 10-KSB filing 2003

Exhibit No.	Description of Exhibit	Sequential Page
Number
6.4	Fiscal Advisory and Consulting Agreement dated	*
November 21, 2000 between the Company and
Patica Corporation
6.5	United States Patent No. 6,083,933	*
6.6	Canadian Patent No. 2,269,260	*
6.7	Manufacturing Agreement dated April 25, 2001	*
between the Company and Lifecore Biomedical
6.8	Amended Lease dated July 2002 between the	*
Company and MacNeill and Blake Holdings Ltd.
regarding the Company's London, Ontario offices
6.11	Royalty Agreement between the Company and Dr.	*
Gary Steinhoff
6.12	License Agreement dated December 21, 2001	*
between the Company and G. Pohl-Boskamp
GmbH & Co.
6.13	Agreement dated February 21, 2001 between the	*
Company and LMT Financial Inc.
6.14	Manufacturing Contract between the Company	**
and the Ottawa Hospital, Pharmacy Department
6.15	Distribution Agreement dated September 20, 2002	***
between the Company and Millenium Biologix Inc.
6.16	Consulting Agreement dated October 1, 2003	***
between the Company and Sam Hahn
6.17	License Agreement dated Inc. May 31, 2003	***
between the Company and CMI Canada Medical
6.18	License Agreement dated Inc. May 31, 2003	***
between the Company and BurnsAdler Pharmaceuticals Inc.
6.19	Contract Services Agreement Inc. dated October	***
10, 2003 between the Company and Dalton
Chemical Laboratories Inc.
6.20	Exclusive Distribution Agreement dated October
	20, 2003 between the Company and Matritech, Inc.	**
13.1
Form F-X of the Company
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

*	Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form
10-SB dated February 4, 2002.
**	Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form
10-SB dated April 26, 2003.

UNITED STATES 10-KSB filing 2003

***	Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10-SB filed here within.

(b)      Reports on Form 8-K

Not applicable.

Item 14. Principal Accountant Fees and Services.

Fees for Services Provided by Independent Auditors

Fees for all services provided by Kraft, Berger, Grill, Swartz & Cohen LLP, the Company's independent auditors, for fiscal years 2003 and 2002 are as follows:

Audit Fees.

Fees for services for fiscal years 2003 and 2002 related to the annual financial statement audits and reviews of quarterly financial statements filed in the reports on Form 10-Q and statutory audits were approximately $39,500 in 2003 and $32,000 in 2002, respectively.

Audit-Related Fees.

In addition to the Audit Fees, the company paid Kraft, Berger, Grill, Swartz & Cohen LLP approximately $1,000 in each of 2003 and 2002 for tax advice services and review issues with regards to out-licensing agreements, employee benefit issues and research & development credits.

Tax Fees.

Kraft, Berger, Grill, Swartz & Cohen LLP fees for tax services rendered were $1,500 in 2003 and $1,500 in 2002.

All Other Fees.

The Company generally does not engage Kraft, Berger, Grill, Swartz & Cohen LLP for "other" services.

Pre-Approval Policy for Services of Independent Auditors

As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services preformed by the independent auditors in order to assure that the provision of such services does not impair the auditors' independence. On an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be provide by the independent auditors without obtaining specific approval from the Audit Committee. If a type of service to be provided by the independent auditors has not received pre-approval during this annual process, it will require specific pre-approval form the Audit Committee. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent auditors.

The Audit Committee of the board has appointed Mintz & Company to be the company's independent auditors for the fiscal year ending December 31, 2004.

UNITED STATES 10-KSB filing 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2004	Stellar International Inc.

By: /s/ David A. Rosenkrantz

	Name:	David A. Rosenkrantz
	Title:	Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2004	Stellar International Inc.

By: /s/ David A. Rosenkrantz

	Name:	David A. Rosenkrantz
	Title:	Chairman of the Board

Date: April 13, 2004	Stellar International Inc.

By: /s/ Peter Riehl

	Name:	Peter Riehl
	Title:	President, Chief Executive Officer and Director

Date: April 13, 2004	Stellar International Inc.

By: /s/ Samuel T. Hahn

	Name:	Samuel T. Hahn
	Title:	Director

Date: April 13, 2004	Stellar International Inc.

By: /s/ Steven H. Goldman

	Name:	Steven H. Goldman
	Title:	Director

Date: April 13, 2004	Stellar International Inc.

By: /s/ John J. Kime

	Name:	John J. Kime
	Title:	Director & Chief Accounting Officer

Date: April 13, 2004	Stellar International Inc.

By: /s/ W. Douglas Froom

	Name:	W. Douglas Froom
	Title:	Director

Date: April 13, 2004	Stellar International Inc.

By: /s/ Janice Clarke

	Name:	Janice Clarke
	Title:	Interim Chief Financial Officer

UNITED STATES 10-KSB filing 2003

CERTIFICATION
Pursuant to Rule 13a-14

I, Peter Riehl, the Chief Executive Officer of Stellar International Inc. (the "Company"), certify that:

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2004	By: /s/ Peter Riehl

Peter Riehl
Chief Executive Officer

UNITED STATES 10-KSB filing 2003

CERTIFICATION
Pursuant to Rule 13a-14

I, Janice Clarke, the Chief Financial Officer of Stellar International Inc. (the "Company"), certify that:

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2004	By: /s/ Janice Clarke

Janice Clarke
Interim Chief Financial Officer

UNITED STATES 10-KSB filing 2003

Exhibit 99.1

CERTIFICATION
Pursuant to 18 United States Code Section 1350

The Undersigned hereby certifies that to his knowledge the annual report of Stellar International Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 13, 2004	By: /s/ Peter Riehl

Peter Riehl
Chief Executive Officer

UNITED STATES 10-KSB filing 2003

Exhibit 99.2

CERTIFICATION
Pursuant to 18 United States Code Section 1350

The Undersigned hereby certifies that to her knowledge the annual report of Stellar International Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 13, 2004	By: /s/ Janice Clarke

Janice Clarke
Interim Chief Financial Officer

UNITED STATES 10-KSB filing 2003