Form 10QSB
period 2004-05-17
STELLAR INTERNATIONAL INC
filed 2004-05-17
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

March 31, 2004: 21,298,095

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004

STELLAR INTERNATIONAL INC.

By: /s/ Peter Riehl
Name: Peter Riehl
Title: Chief Executive Officer