Form 10QSB
period 2004-06-30
STELLAR INTERNATIONAL INC
filed 2004-08-16
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
(Address principal executive offices)

(519) 434-1540
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]             No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [ ]             No [ X ]

The number of outstanding common shares, no par value, of the Registrant at:

June 30, 2004: 22,223,095

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

STELLAR INTERNATIONAL INC.

By: /s/ Peter Riehl
Name: Peter Riehl
Title: Chief Executive Officer

STELLAR INTERNATIONAL INC.
INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)

JUNE 30, 2004

STELLAR INTERNATIONAL INC.
JUNE 30, 2004

CONTENTS

PAGE

INTERIM FINANCIAL STATEMENTS

Balance Sheets	I

Statements of Operations and Deficits	II

Statements of Cash Flows	III

Notes to Financial Statements	I - X

Page I

STELLAR INTERNATIONAL INC.
BALANCE SHEETS
(Canadian Funds)

		Unaudited	Audited
		As at	As at
		June 30	December 31
		2004	2003
CURRENT
Cash and cash equivalents (Note 9)		$4,557,598	$255,237
Accounts receivable		124,662	43,098
Inventory (Note 2)		202,711	128,937
Tax recoverable		67,882	117,708
Prepaid, Deposits and sundry receivables (Note 15)		285,897	62,949
		5,238,750	607,929

PLANT AND EQUIPMENT (Note 3)		342,759	288,880
OTHER ASSETS (Note 4)		13,005	2,926
		$5,594,514	$899,735

LIABILITIES

CURRENT
Accounts payable		576,901	149,295
Accrued liabilities		233	90,871
Deferred revenues		280,277	299,846
		857,411	540,012

CONTINGENCIES AND COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 5)
AUTHORIZED
Unlimited	Non-voting, convertible, redeemable and retractable preferred
	shares with no par value
Unlimited	Common shares with no par value

ISSUED
22,223,095	Common shares (16,350,412 in 2003)	7,255,950	2,624,239
Shares to be issued		-	27,078
Contributed surplus		486,088	307,208
		7,742,038	2,958,525
DEFICIT		(3,004,936)	(2,598,802)
		4,737,102	359,723
		$5,594,514	$899,735

See accompanying notes to the financial statements.

Page II

STELLAR INTERNATIONAL INC.
INTERIM STATEMENTS OF OPERATIONS AND DEFICITS
(Canadian Funds)
(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ended June 30		Ended June 30
	2004	2003	2004	2003

REVENUE (Note 8)	$360,842	$345,532	$922,002	$567,847

Royalty & License Revenue	$32,690	$13,400	$32,690	$13,400

	$393,532	$358,932	$954,692	$581,247

COST OF GOODS SOLD	64,161	59,371	114,710	105,185

GROSS PROFIT	329,371	299,561	839,982	476,062

EXPENSES
Selling, general and administrative	503,115	362,536	943,766	641,559
Research and development	136,884	32,727	222,847	46,656
Amortization	19,413	17,333	38,678	34,920

	659,412	412,596	1,205,291	723,135

LOSS FROM OPERATIONS	(330,041)	(113,035)	(365,309)	(247,073)

OTHER INCOME (LOSS)	(42,386)	265	(40,825)	265

NET LOSS FOR THE PERIOD	(372,427)	(112,770)	(406,134)	(246,808)

DEFICIT, beginning of period	(2,632,509)	(1,929,039)	(2,598,802)	(1,795,001)

DEFICIT, end of period	$(3,004,936)	$(2,041,809)	$(3,004,936)	$(2,041,809)

LOSS PER SHARE (Note 6)	(0.01)	(0.01)	(0.02)	(0.02)

See accompanying notes to financial statements.

Page III

STELLAR INTERNATIONAL INC.
INTERIM STATEMENTS OF CASH FLOWS
(Canadian Funds)
(Unaudited)

	Ended June 30		Ended June 30
	2004	2003	2004	2003
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the period	$(372,427)	$(112,770)	$(406,134)	$(246,808)
Amortization	19,411	17,333	38,676	34,920
Issuance of shares and options for services rendered	466	61,986	82,848	61,986
	(352,550)	(33,451)	(284,610)	(149,902)
Change in non-cash balances related to operations
Increase in accounts receivable	(20,345)	(79,984)	(81,565)	(116,555)
(Increase) decrease in inventory	(49,090)	5,392	(73,774)	(2,872)
Decrease (increase) in tax recoverable	(66,273)	25,243	46,384
Increase in prepaid, deposits and sundry receivables	(216,589)	(5,705)	(222,947)	(14,492)
Decrease in deferred revenue	(17,289)		(19,569)
Decrease in accounts payable and accrued liabilities	343,338	59,556	340,412	54,528
	(26,248)	4,502	(11,060)	(79,391)
	$(378,798)	$(28,949)	$(295,670)	$(229,293)

INVESTING ACTIVITIES
(Additions to) disposal of plant and equipment, net	(89,098)	(29,282)	(92,283)	(29,255)
Increase in other assets	-		(10,351)
	(89,098)	(29,282)	(102,634)	(29,255)
FINANCING ACTIVITIES
Increase in loans payable		147,900		207,900
Issuance of common stock	340,291		4,700,665
	340,291	147,900	4,700,665	207,900
CHANGE IN CASH AND CASH EQUIVALENTS	(127,606)	89,669	4,302,361	(50,648)

CASH AND CASH EQUIVALENTS, beginning of period	4,685,204	49,151	255,237	189,468

CASH AND CASH EQUIVALENTS, end of period	$4,557,598	$138,820	$4,557,598	$138,820

See accompanying notes to financial statements.

Page IV

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)
JUNE 30, 2004

  BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the financial statements for the Company's most recently completed fiscal year ended December 31, 2003. They do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with Canadian general accepted accounting principles. These financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements at the December 31, 2003 accounts and the year then ended.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position as at June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003.

  Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. Substantially, all cash and cash equivalents are under the custodianship of two major Canadian institutions.

  The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim financial statements and the revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the six month period ending June 30, 2004 and 2003, comprehensive income was the same net earnings.

Page V

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)
JUNE 30, 2004

  INVENTORIES
	June 30,	December 31,
	2004	2003
Raw material	$ 56,048	$1,178
Finished goods	65,282	105,332
Packaging materials	28,381	22,427
Work in progress	53,000	-
	$202,711	$128,937
  PROPERTY AND EQUIPMENT
			Accumulated	Net Carrying
	As at	Cost	Amortization	Amount
Equipment and building	June 30, 2004	$ 506,774	$ 164,015	$ 342,759
deposit (Note 7(f))	December 31, 2003	$ 414,491	$ 125,611	$ 288,880

Equipment and building deposit at June 30, 2004 includes the deposit of $75,000 referred to in Note 7(f).

  OTHER ASSETS
December 31,
		June 30, 2004		2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Amount	Amount
Patents	$ 14,236	$ 1,231	$ 13,005	$ 2,926
  CAPITAL STOCK
  Common Shares

During the first quarter, the Company issued 4,947,683 common shares, of which 4,088,794 were issued in a private placement for cash at US$0.74 per share. The remaining 858,889 shares were issued to consultants, employees and directors, who exercised their stock options, with an average price per share of $0.49 for cash.

Page VI

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)
JUNE 30, 2004

  CAPITAL STOCK (continued)

During the current quarter, the Company issued 925,000 common shares, of which 275,000 were issued for warrants exercised at $0.35 per share, as well as 480,000 shares, which were issued to consultants, employees and directors, who exercised their stock options, with an average price per share of $0.42 for cash. The remaining 170,000 shares were issued to consultants with an average price per share of $0.48 for services.

  Stock Options

During the first half of the year, the Company issued 315,000 options to employees, directors, officers and a consultant, which entitles the holder to purchase one common share of the Company for an average price of $2.03 per share at any time until April 2, 2007 (2003 - 295,000 at an average price of $0.23). The total number of options outstanding as at June 30, 2004 was 1,640,000. The Company has recorded these expenses to stock option - employee compensation for the six month period ended June 30, 2004.

On April 29, 2004 the Company increased the number of share options in the plan to 4,157,841 from 2,852,000. In addition, the Company issued 175,000 options to officers, directors and consultants which entitled the holder to purchase one common share of the Company for a purchase price of $2.05 per share at any time until April 2, 2007.

  Contributed Surplus

Contributed Surplus includes outstanding stock options amounting to $324,240 and expired of $67,263 at June 30, 2004 (December 31, 2003-$67,263).

  LOSS PER SHARE
  Basic Loss Per Share

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the three months ended June 30, 2004 totaling to 21,716,749 shares (June 30, 2003 - 14,318,445).

  Fully-diluted Loss Per Share

The fully-diluted loss per share has not been computed as the effect would be anti-dilutive.

Page VII

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)
JUNE 30, 2004

  CONTINGENCIES AND COMMITMENTS
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

A motion was brought by the claimant for an interim injunction against the Company which was dismissed. A leave to appeal motion was brought by the claimant, which was also dismissed. As at year-end, the claimant has paid a total of $27,000 of costs to the Company. In the opinion of the Company's legal counsel, the competitor's claim against the Company is without merit and the outstanding counterclaim, if pursued by the Company, would likely result in damages in excess of the competitor's claim. Therefore, no provision has been made in the financial statements.

  Royalty Agreement

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product. The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a rate of 1% per year over a three-year period, declining to 2% rate effective October 1, 2003 and this royalty will remain at 2% until the end of the agreement on September 30, 2008.

  License Agreement

In addition to the license agreements disclosed in Note 10 (c) of the annual financial statements for the 2003 year end, the following agreements were negotiated during the six months period ended June 30, 2004. The Company entered into two license agreements to grant the exclusive rights and to license use the methods and technical know-how for the purposes of developing, marketing and selling NeoVisc and Uracyst products in the United States. As provided in the agreements, the Company received non-recurring, non-refundable license fees which have been recognized as income during the first quarter of 2004. These agreements commenced on March 24, 2004 and will continue for a period of twenty years and will be renewable for an additional twenty years, unless earlier terminated by the parties in accordance with these agreements. These agreements require the payment of milestone and royalties to Stellar, during the term of the agreement.

Page VIII

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)
JUNE 30, 2004

  CONTINGENCIES AND COMMITMENTS (continued)
  Distribution Agreements

There are no changes to the distribution agreements as disclosed in Note 10 (d) of the annual financial statements for the 2003 year end.

  Manufacturing Agreement

On April 20, 2004 the Company signed an agreement with Dalton Chemical Laboratories, Inc. in Toronto, Ontario, Canada, to manufacture Stellar's NeoVisc® product. The agreement is for five years and may be renewed. This agreement along with the Uracyst® previously made with Dalton, will allow the Company to expand its products into international markets.

  New Facilities

In June 2004, the Company entered into a conditional agreement of purchase and sale, to purchase a building in London, Ontario. The Company paid a deposit of $75,000. The purchase price is $475,000. The building has enough space to accommodate the packaging process, as well as provide warehousing and greater office space. The condition in the agreement of purchase and sale has been waived and the transaction is scheduled to close on September 1, 2004. Renovations in the amount of approximately $200,000 are anticipated.

  REVENUES

Revenue for the quarter ended June 30, 2004 includes $41,616 (2003 - $13,400) from international sales and milestone payments of licence fees (Note 13) for which there are no future obligations. The remaining $351,916 consists of products sold in Canada (2003 - $345,532).

  CASH AND CASH EQUIVALENTS
	June 30,	December 31,
	2004	2003
Cash	$ 123,478	$ 249,587
Short-term investments	4,434,120	5,650
	$ 4,557,598	$ 255,237

The Company's temporary investments are spread between the following instruments: with HSBC - Daily Interest Account @ 1.75%, and with CIBC - Monthly Income Fund, Monthly Income Balanced Fund and Canadian Short Term Index, with an average yield of 4% to 6%. Management monitors these instruments regularly. The investments are valued at the lower of cost and market value.

Page IX

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)
JUNE 30, 2004
  NON-CASH TRANSACTIONS

In addition to the non-cash transaction described in Note 5, the company issued 200,000 options (to be vested quarterly) to a consultant, which entitles the holder to purchase one common share at $0.75, at anytime thereafter, up to December 17, 2005. These options have been expensed in each quarter as consulting fees.

  SIGNIFICANT CUSTOMERS

During the second quarter and six month period, the Company had one customer that represented 40.3% of sales (2003 - 40.6%).

  SUBSEQUENT EVENTS

On June 25, 2004, the company entered into an agreement to purchase a building to accommodate its need for a larger facility. A deposit of $75,000 was paid. The condition was waived in July 2004.

  MARKET INFORMATION
	June 30,	December 31,
	2004	2003
Domestic sales (includes in-licensed products)	$ 351,916	$ 345,532
License fee revenues	-	13,400
International sales (includes revenue from out-licensed
products and license fees)	8,926	-
Royalty payments	32,690	-
	$ 393,532	$ 358,932

The Company currently sells its own products in Canada, and is in-licensing other products. In addition, the Company out-licenses its products in Europe, the Middle East, South America and the United States. The continuing operations reflected in the consolidated statements of operations include Stellar's activity in these markets.

Page X

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited)
JUNE 30, 2004

  RELATED PARTY TRANSACTIONS

On April 5, 2004, the Company entered into a loan agreement with a Officer of the Company (the "Debtor"), in the amount of $127,400, which was secured by a pledge by the Debtor in favour of the Company, of 245,000 common shares in the capital of the Company. The interest rate on the loan was charged at 5% per annum the loan was subsequently repaid in full on June 7, 2004.

  PREPAID, DEPOSITS AND SUNDRY RECEIVABLES
	June 30,	December 31,
	2004	2003
Prepaid operating expenses	$ 67,054	$ 62,949
Deposit on manufactured goods	50,700	-
Raw materials for use in clinical trials	168,143	-
	$ 285,897	$ 62,949

In June 2004, the Company purchased raw materials costing $168,143 which will be used for a clinical trial and will not be resold at a profit.

  COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.