Form 10QSB
period 2004-09-30
STELLAR INTERNATIONAL INC
filed 2004-11-16
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

      (Mark One)

    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to ______________________.

Commission file number 0-31198

          STELLAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

ONTARIO, CANADA	N/A
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

82 Wellington Street South, Suite 201,
London Ontario Canada
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

Yes     X                        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes                             No    X

The number of outstanding common shares, no par value, of the Registrant at:

September 30, 2004: 22,548,623

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

STELLAR INTERNATIONAL INC.
By: /s/ Peter
Name: Peter Riehl
Title: Chief Executive Officer

STELLAR INTERNATIONAL INC.
INTERIM FINANCIAL STATEMENTS
(Canadian Funds)
(Unaudited — Prepared by Management)

SEPTEMBER 30, 2004

STELLAR INTERNATIONAL INC.
SEPTEMBER 30, 2004

CONTENTS

PAGE
INTERIM FINANCIAL STATEMENTS
Balance Sheets	I
Statements of Operations and Deficits	II
Statements of Cash Flows	III
Notes to Financial Statements	I - X

Page I

STELLAR INTERNATIONAL INC.
BALANCE SHEETS
(Canadian Funds)

ASSETS

	Unaudited	Audited
	As at	As at
	September 30	December 31
	2004	2003
CURRENT
Cash and cash equivalents (Note 9)	$3,578,653	$255,237
Accounts receivable	135,591	43,098
Inventory (Note 2)	386,946	128,937
Tax recoverable	84,959	117,708
Prepaid, deposits and sundry receivables (Note 14)	143,972	62,949

	4,330,121	607,929
PROPERTY, PLANT AND EQUIPMENT (Note 3)	762,884	288,880
OTHER ASSETS (Note 4)	16,645	2,926

	$5,109,650	$899,735

LIABILITIES

CURRENT
Accounts payable	$513,714	$149,295
Accrued liabilities	33,399	90,871
Deferred revenues	261,620	299,846

	808,733	540,012

CONTINGENCIES AND COMMITMENTS(Note 7)

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 5)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED
22,548,623 Common shares (16,350,412 in 2003)	7,351,073	2,624,239
Shares to be issued	--	27,078
Contributed surplus	519,088	307,208

	7,870,161	2,958,525
DEFICIT	(3,569,244)	(2,598,802)

	4,300,917	359,723
	$5,109,650	$899,735

See accompanying notes to financial statements.

Page II

STELLAR INTERNATIONAL INC.
INTERIM STATEMENTS OF OPERATIONS AND DEFICITS
(Canadian Funds)

(Unaudited)

	For the Three Month Period		For the Nine Month Period
	Ended September 30		Ended September 30
	2004	2003	2004	2003
REVENUES (Note 8)	$344,491	$226,530	$1,266,493	$760,427
Royalty &License Revenue	$33,950	$--	$66,640	$47,350

	$378,441	$226,530	$1,333,133	$807,777
COST OF GOODS SOLD	107,614	42,815	222,324	148,000

GROSS PROFIT	270,827	183,715	1,110,809	659,777

EXPENSES
Selling, general and administrative	500,153	399,153	1,442,246	1,039,063
Research and development	329,399	24,037	552,246	72,342
Interest and service charges	1,694	--	3,366	--
Amortization	21,504	16,717	60,182	51,637
Stock Option – employee compensation	--	--	--

	852,750	439,907	2,058,040	1,163,042

LOSS FROM OPERATIONS	(581,923)	(256,192)	(947,231)	(503,265)
OTHER INCOME (LOSS)	17,436	103	(23,390)	368

NET LOSS FOR THE PERIOD	(564,487)	(256,089)	(970,621)	(502,897)
DEFICIT, beginning of period	(3,004,936)	(2,041,809)	(2,598,802)	(1,795,001)

DEFICIT, end of period	$(3,569,423)	$(2,297,898)	$(3,569,423)	$(2,297,898)

LOSS PER SHARE (Note 6)	(0.03)	(0.01)	(0.05)	(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 5)	22,462,953	15,549,433	20,877,185	14,714,536

See accompanying notes to financial statements.

Page III

STELLAR INTERNATIONAL INC.
INTERIM STATEMENTS OF CASH FLOWS
(Canadian Funds)

(Unaudited)

	For the Three Month Period		For the Nine Month Period
	Ended September 30		Ended September 30
	2004	2003	2004	2003
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the period	$(564,487)	$(256,089)	$(970,621)	$(502,897)
Amortization	21,501	16,717	60,177	51,637
Issuance of shares and options for services rendered	33,000	99,820	269,849	161,806

	(509,986)	(139,552)	(640,595)	(289,454)
Change in non-cash balances related to operations
(Increase) decrease in accounts receivable	(13,629)	63,350	(95,193)	(53,205)
(Increase) decrease in inventory	(184,235)	(12,574)	(258,010)	(15,446)
Decrease (increase) in tax recoverable	(17,077)	--	32,749
(Increase) decrease in prepaid, deposits and
sundry receivables	210,625	8,448	(45,323)	(6,044)
Decrease in deferred revenue	(18,657)	(38,226)
Decrease (increase) in accounts payable and
accrued liabilities	(96,021)	(92,478)	273,948	(37,950)

	(118,994)	(33,254)	(130,055)	(112,645)

	(628,980)	(172,806)	(770,648)	(402,099)
INVESTING ACTIVITIES
(Additions to) disposal of property, plant and
equipment, net	(441,415)	(4,724)	(533,698)	(33,979)
Increase in other assets	(3,675)	--	(14,026)	--

	(445,090)	(4,724)	(547,725)	(33,979)
FINANCING ACTIVITIES
Increase in loans payable
Issuance of common stock	95,123	119,161	4,641,788	327,061

	95,123	119,161	4,641,788	327,061

CHANGE IN CASH AND CASH EQUIVALENTS	(978,945)	(58,369)	3,323,416	(109,017)
CASH AND CASH EQUIVALENTS,
beginning of period	$4,557,598	$138,820	$255,237	$189,468

CASH AND CASH EQUIVALENTS, end of period	$3,578,653	$80,451	$3,578,653	$80,451

See accompanying notes to financial statements.

Page IV

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)

(Unaudited)

SEPTEMBER 30, 2004

1. BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended December 31, 2003. They do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with United States general accepted accounting principles. These financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements at the December 31, 2003 accounts and the year then ended.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position as at September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003.

a)

Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. Substantially all cash and cash equivalents are under the custodianship of two major Canadian institutions.

b)

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

c)

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the nine month period ending September 30, 2004 and 2003, comprehensive income was the same net earnings.

2. INVENTORIES

	September 30,	December 31,
	2004	2003
Raw material	$139,853	$1,178
Finished goods	84,869	105,332
Packaging materials	43,650	22,427
Work in process	118,574	--

	$386,946	$128,937

Raw material, finished goods and work in process are valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

Page V

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)

(Unaudited)

SEPTEMBER 30, 2004

3. PROPERTY AND EQUIPMENT

				December 31,
				2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Amount	Amount
Land	$90,000	$--	$90,000	$--
Building	394,741	--	394,741	--
Equipment	463,447	185,304	278,142	288,880

	$948,188	$185,304	$762,884	$288,880

Property, plant and equipment includes, at September 30, 2004, the building purchased by the Company referred to in Note 7(f). No amortization has been charged in this quarter. The amortization of the building cost will commence in the forth quarter of 2004.

4. OTHER ASSETS

				December 31,
		September 30, 2004		2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Amount	Amount
Patents	$18,091	$1,446	$16,645	$2,926

5. CAPITAL STOCK

      (a)   Common Shares

During the third quarter, the Company issued 325,528 common shares, of which 271,778 were issued for warrants exercised at $0.35 per share. The remaining 53,750 shares were issued to consultants for services rendered at an average price of $0.61 per share.

During the nine month period ended September 30, 2004, the Company issued 6,198,211 common shares, of which 4,088,794 were issued in a private placement for cash at US$0.74 per share. The remaining 2,109,417 shares included 1,215,000 shares that were issued to consultants, employees and directors, who exercised stock options, with an average price per share of $0.49 for cash, and 550,667 shares issued for warrants exercised at $0.35 per share. The remaining 343,750 shares were issued to consultants with an average price per share of $0.44 for services. The total number of shares outstanding at September 30, 2004, was 22,548,623 compared to 16,350,412 at December 31, 2003.

Page VI

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)

(Unaudited)

SEPTEMBER 30, 2004

5. CAPITAL STOCK (continued)

      (b)   Stock Options

During the nine month period, the Company granted 150,000 share options to a consultant, which will vest on a quarterly basis over a 2 year term. The Company also issued 490,000 options (average fair value of $0.49 per option) to employees, directors, officers and consultants, which entitles the holder to purchase one common share of the Company for an average price of $2.04 per share at any time until April 2, 2007 (2003 – 295,000 at an average price of $0.23). The total number of options outstanding as at September 30, 2004 was 1,790,000.

On April 29, 2004, the Company increased the number of options in the plan to 4,157,841 from 2,852,000.

      (c)   Contributed Surplus

Contributed Surplus includes outstanding stock options amounting to $451,825 and expired of $67,263 at September 30, 2004 (December 31, 2003-$307,208).

6. LOSS PER SHARE

      (a)   Basic Loss Per Share

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the three months ended September 30, 2004 totaling to 22,462,953 shares (September 30, 2003 – 15,549,433).

      (b)   Fully-diluted Loss Per Share

The fully-diluted loss per share has not been computed as the effect would be anti-dilutive.

7. CONTINGENCIES AND COMMITMENTS

      (a)   Legal Action

On May 2, 1997, a competitor claimed injunctive relief against the Company as well as damages including aggravated, exemplary and punitive damages of $20,000,000 for breach of fiduciary duty,

Page VII

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)

(Unaudited)

SEPTEMBER 30, 2004

7. CONTINGENCIES AND COMMITMENTS (continued)

breach of contract, misuse of confidential information, including breach of contract, interference with contractual interests, conversion, detinue and an accounting for the profits from such activities. In turn, the Company counterclaimed for a dismissal of the action and damages in the amount of $500,000, interest and costs.

Subsequent to the end of the quarter, the lawsuit and counterclaim were dismissed without costs by the Ontario Superior Court of Justice.

      (b)   Royalty Agreement

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product. The agreement involves royalty payments, which initially were based on 5% of total sales of Uracyst at a declining rate of 1% per year over a three-year period, declining to 2% rate effective October 1, 2003, which royalty rate will remain at in affect until the end of the agreement on September 30, 2008.

      (c)   License Agreement

During the three month period ended September 30, 2004, the Company entered into two new licensing agreements. On June 30, 2004, Stellar signed a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. (“Triptibumis”) for Malaysia, Singapore and Brunei. The Company will supply Triptibumis with NeoVisc in Canadian packaging at a set price for this market. Triptibumis is responsible for all costs related to registering the products in the territory and all sales and marketing costs. The term of this agreement will continue for a period of three years and will be renewable for an additional three years, unless earlier terminated by either party in accordance with the agreement.

On August 17, 2004, the Company entered into a licensing agreement with Pharmore GmbH to sell NeoVisc in the German market. The Company will supply NeoVisc in a German package format at a set price. This agreement will require Pharmore to also pay a 5% royalty on their net sales (gross sales less allowances and returns) in the German market. Pharmore will be responsible for all costs incurred in obtaining both German regulatory approval and registering the CE mark for NeoVisc, plus all sales, marketing and distribution costs. The term of this agreement will continue for a period of three years and will be renewable for an additional three years, unless earlier terminated by either party in accordance with the agreement.

In addition to the license agreements disclosed in Note 10 (c) of the annual financial statements for the 2003 year end, the following agreements were negotiated during the six month period ended June 30,

Page VIII

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)

(Unaudited)

SEPTEMBER 30, 2004

7. CONTINGENCIES AND COMMITMENTS (continued)

The Company entered into two license agreements to grant the exclusive rights and license to use the methods and technical know-how for the purposes of developing, marketing and selling NeoVisc and Uracyst products in the United States. As provided in the agreements, the Company received non-recurring, non-refundable license fees which have been recognized as income during the first quarter of 2004. These agreements commenced on March 24, 2004 and will continue for a period of twenty years and will be renewable for an additional twenty years, unless earlier terminated by the parties in accordance with these agreements. These agreements require the payment of milestone and royalties to Stellar during the term of the agreement.

      (d)   Distribution Agreements

There are no changes to the distribution agreements as disclosed in Note 10 (d) of the annual financial statements for the 2003 year end.

      (e)   Manufacturing Agreement

On April 20, 2004 the Company signed an agreement with Dalton Chemical Laboratories, Inc. in Toronto, Ontario, Canada, to manufacture Stellar’s NeoVisc® product. The agreement is for five years and may be renewed only by a written agreement between the parties. This agreement along with the agreement to manufacture Uracyst® previously made with Dalton, will allow the Company to expand its products into international markets.

      (f)   New Facilities

In June 2004, the Company entered into a conditional agreement of purchase and sale, to purchase a building in London, Ontario. The Company paid a deposit of $75,000. The total purchase price was $450,000, of which $90,000 of the purchase price was estimated to be the value of the land. The building has sufficient space to accommodate the packaging process, as well as provide warehousing and greater office space. The condition in the agreement of purchase and sale has been waived and the transaction closed on September 1, 2004. The Company moved to the new location on October 22, 2004. The Company anticipates approximately $200,000 in renovations will occur in Phase I, with approximately 20% of these being completed on September 30, 2004

8. REVENUES

Revenue for the quarter ended September 30, 2004 includes $33,950 (2003 – $0.00) from international sales. The remaining $344,224 consists of products sold in Canada (2003 — $226,530) and revenues received with regards to a sign rental contract of $267 (2003 — $0.00), for a sign located on the property.

Page IX

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)

(Unaudited)

SEPTEMBER 30, 2004

9. CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2004	2003
Cash	$32,283	$249,587
Short-term invest	3,546,370	5,650

	$3,578,653	$255,237

The Company’s short-term investments are allocated among the following Canadian instruments with HSBC – Daily Interest Account @ 1.75%, and with CIBC – Monthly Income Fund, Monthly Income Balanced Fund and Canadian Short Term Index. Management monitors these instruments regularly. The investments are valued at the lower of cost and market value. During the nine-month period ending, September 30, 2004, the investments had a negative return of $23,390 and a positive return over the three-month period ended September 30, 2004 of $17,436.

10. NON-CASH TRANSACTIONS

During the current quarter ended September 30, 2004, the Company issued 150,000 options (to be vested quarterly over a two-year term) to a consultant. Each option entitles the holder to purchase one common share at Cdn$2.40 (US$1.85), at anytime up to November 30, 2006. These options will be expensed in each quarter as consulting fees.

During the first six months ended June 30, 2004, and in addition to the non-cash transaction described in Note 5, the company issued 200,000 options (to be vested quarterly) to a consultant, which entitles the holder to purchase one common share at $0.75, at anytime thereafter, up to December 17, 2005. These options have been expensed in the amount of $11,550 in each quarter, as consulting fees.

11. SIGNIFICANT CUSTOMERS

During the nine month period ended September 30, 2004, the Company had one customer that represented 38.5% of sales (2003 – 40.2%).

12. SUBSEQUENT EVENTS

On September 20, 2004, the Company began renovations on the building it purchased on September 1, 2004. The renovations are estimated to cost $200,000 with approximately 75% of these completed when the Company moved into the facilities on October 22, 2004. BladderChek®, a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer, was approved by Health Canada in September 2004 and the Company commenced selling the product on October 29, 2004. Both BladderChek and Stellar’s Uracyst products are sold through urologists.

Page X

STELLAR INTERNATIONAL INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian Funds)

(Unaudited)

SEPTEMBER 30, 2004

13. MARKET INFORMATION

	September 30,	September 30,
	2004	2003
Domestic sales (includes in-licensed	$344,224	$226,530
Sign rental income	267	--
Royalty payments	33,950	--

	$378,441	$226,530

The Company currently sells its own products in Canada, and is in-licensing other products. In addition, the Company out-licenses its products in Europe, the Middle East, South America and the United States. The continuing operations reflected in the statements of operations include Stellar’s activity in these markets.

14. PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	September 30,	December 31,
	2004	2003
Prepaid operating ex	$121,971	$62,949
Deposit on manufactu	17,783	--
Materials for clinic	1,518	--
Sundry receivable	2,700	--

	$143,972	$62,949

In June 2004, the Company purchased raw materials costing $168,143 which were to be used for a clinical trial and not be resold at a profit. However, the Company absorbed most of these raw materials in development process and has allocated these costs to Deferred Development – Manufacturing in this quarter.

On July 1, 2004, the Company entered into a loan agreement with a senior employee of the Company (the “Debtor”), in the amount of $2,700. The loan is secured by a pledge by the Debtor in favour of the Company of 10,000 common shares in the capital of the Company. The interest rate on the loan is at 5% per annum with the loan expected to be repaid on or before December 31, 2004.

15. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year’s presentation.