Form 10KSB
STELLAR INTERNATIONAL INC
filed 2005-04-01
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-31198

                  Stellar International Inc.
(Name of small business issuer in its charter)

Ontario, Canada	Not Applicable
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

544 Egerton Street, London, Ontario, Canada	N5W 3Z8
(Address of principal executive offices)	(Postal Code)

Issuer’s telephone number (519) 434-1540

Securities registered under Section12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Shares
Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [X]

        State issuer’s revenues “from all sources” for its most recent fiscal year $1,832,325(Cdn.).

        As of March 1, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of such date, was $37,901,574 (Cdn.)

        As of December 31, 2004, 22,802,373 Common Shares were outstanding.

        Transitional small business disclosure format (check one): Yes __      No X

General

        In this annual report, “Stellar” and the “Company” refer to Stellar Pharmaceuticals Inc. (formerly Stellar International Inc.), an Ontario, Canada corporation. All dollar amounts in this annual report are stated in Canadian Dollars unless stated otherwise. Certain terms used in this annual report are defined below in the section entitled “Glossary.” The names of products referred to in this annual report are the trademarks or registered trademarks of their respective owners. All rights reserved.

Forward-Looking Statements

        Readers are cautioned that actual results may differ materially from the results projected in any “forward-looking” statements included in this annual report, which involve a number of risks or uncertainties. Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance. Forward-looking statements generally can be identified by the words “expected”, “intends”, “anticipates”, “feels”, “continues”, “planned”, “plans”, “potential”, “with a view to”, and similar expressions or variations thereon, or that events or conditions “will”, “may”, “could” or “should” occur, or comparable terminology referring to future events or results.

        The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those listed under “Risks and Uncertainties” in Item 6 of this annual report, any of which could cause actual results to vary materially from current results or the Company’s anticipated future results. The Company assumes no responsibility to update the information contained herein.

Exchange Rate for Canadian Dollar

        The accounts for Stellar are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at February 28, 2005, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.8121 (U.S.).

        Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during 2004, 2003 and 2002.

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

At End of Year	0.80	0.77	.06631

Average	0.76	0.72	.06413

High	0.84	0.77	0.6618

Low	0.71	0.63	0.6199

Enforceability of Certain United States Judgments

        The Company is a Province of Ontario, Canada corporation and a substantial part of its assets are located outside of the United States. The Company’s directors and officers are neither citizens nor residents of the United States, and all or a substantial part of the assets of such persons may be located outside the United States. As a result, it may be difficult to affect service of process within the United States upon the Company and such persons or to realize against the Company or such persons within the United States upon judgments of courts of the United States predicated upon civil liabilities under the United States federal securities laws. Fogler, Rubinoff LLP, Canadian counsel for the Company, has advised that there is doubt as to whether courts in the Province of Ontario would (i) enforce judgments of United States courts obtained in actions against the Company or such persons predicated upon the civil liability provisions of the United States federal securities laws or (ii) enforce, in original actions, liabilities against the Company or such persons predicated solely upon such statutory provisions.

PART I

Item 1.      Description of Business.

Overview

        Stellar is a Canadian pharmaceutical company involved in the development and marketing of high quality, cost-effective, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis. Stellar also intends to develop additional healthcare products aimed at niche pharmaceutical markets. Stellar’s product development strategy focuses on seeking novel applications in markets where its products demonstrate true cost effective therapeutic advantages. Stellar also intends to build revenues through in-licensing products for Canada and international markets that are focused on similar niche markets.

        Stellar has developed and currently markets the following three medical products: (i) NeoVisc®, (ii) Uracyst® and (iii) the Uracyst® Test Kit. NeoVisc, a 3 injection sodium hyaluronate therapy, was developed to provide a cost-effective alternative treatment to the over 3 million Canadians suffering from osteoarthritis. Uracyst, a chondroitin sulfate-based therapy, and the Uracyst Test Kit were developed to identify defective bladder linings and provide symptomatic relief to the over 40,000 patients in Canada diagnosed with interstitial cystitis. Each of these products has received regulatory approval in Canada. Uracyst and the Uracyst Test Kit are patented in the United States and in Canada with international patents pending.

        Stellar markets its products in Canada through its own commissioned and salaried sales force. The Company’s focus on product development continues to be two fold utilizing in-licensing and out-licensing for immediate impact on revenue stream. These activities enable Stellar to fund its own in-house product development for future growth stability. Stellar, through its out-licensing partners, intends to conduct clinical trials necessary to obtain the required regulatory approvals for its products in foreign markets.

        Effective December 2001, Stellar entered into a strategic licensing agreement with G. Pohl-Boskamp GmbH & Co. (“Pohl-Boskamp”) for the sale of Uracyst products in Europe. In December of 2003, Pohl-Boskamp received approval to begin selling Uracyst in Europe.

        In June 2003, Stellar entered into distribution agreements with CMI Canada Medical Inc. and BurnsAdler Pharmaceuticals to sell Stellar’s products in the Middle East, Latin America and the Caribbean.

        In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell NMP22®BladderChek® (“BladderChek”) in the Canadian market. BladderChek is a unique point of care diagnostic, used in the diagnosis and monitoring of bladder cancer. In October 2004, Stellar commenced selling BladderChek in Canada.

        In March 2004, the Company entered into supply and license agreements with SJ Pharmaceuticals, Inc. (now Leitner Pharmaceuticals Inc.)(“Leitner”) of Bristol, Tennessee. Under these agreements, Leitner was granted an exclusive license to use certain of the Company’s methods and technical know-how for the purposes of developing, marketing and selling NeoVisc and Uracyst products in the United States. In addition to an upfront payment made to the Company upon signing, these agreements will provide Stellar with milestone payments and an ongoing royalty stream from future sales of these products in the United States. Leitner will be responsible for conducting clinical trials and obtaining regulatory approvals for these products in the United States.

        In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. for Malaysia, Singapore and Brunei. The first shipment to this market was initiated in October 2004. Although this agreement covers a relatively small market, Stellar pursued this agreement to further its global expansion.

        In August 2004, the Company entered into a licensing agreement with Pharmore GmbH for the sale of NeoVisc in the German market. This agreement is expected to provide Stellar with access to the large European viscosupplement market. Stellar also believes that this agreement will facilitate its efforts to obtain a CE mark for NeoVisc, a prerequisite to pursuing further opportunities in other European countries.

        In September 2002, Stellar was granted the exclusive Canadian marketing and distribution rights to sell Skelite® by Millenium Biologix Inc. Skelite is a bone void filler that is resorbed by the natural remodeling process and replaced with new bone during the healing period. Stellar commenced sales of Skelite in Canada in January 2004.

        Stellar was incorporated under the Business Corporations Act (Ontario) on November 14, 1994. The Company’s registered office and executive offices are located at 544 Egerton Street, London, Ontario, Canada N5W 3Z8. The Company’s telephone number is (519) 434-1540, its facsimile number is (519) 434-4382 and its e-mail address is stellar@stellarint.com. In December 2004, the Company applied for a name change to Stellar Pharmaceuticals Inc., which change became effective January 1, 2005.

Glossary

        “hyaluronate” or “HA” — A naturally occurring polysaccharide, which by virtue of its viscosity and elasticity, acts as a lubricating and shock absorbing component in synovial fluids. HA is the active ingredient in NeoVisc.

        “interstitial cystitis ” or “IC” - A chronic inflammation of the bladder wall.

        “NeoVisc®” — A 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints. NeoVisc is the Company’s proprietary product for the treatment for osteoarthritis.

        “osteoarthritis” or “OA” — A degenerative disease associated with long-term wear primarily on weight bearing joints.

        “polysaccharide” — A carbohydrate containing a large number of saccharide (sugar) groups. Starch is a common type of polysaccharide.

        “synovial fluid” — A clear viscid fluid, the function of which is to lubricate the joint.

        “TPD” — The Therapeutic Products Directorate of Health Canada, which, among other functions, regulates medical devices and other therapeutic products used in Canada.

        “FDA” — The Food and Drug Administration of the United States, which, among other functions, regulates medical devices and other therapeutic products used in the United States.

        “Uracyst®” — A sterile 2.0% sodium chondroitin sulfate solution. Uracyst products are the Company’s proprietary treatments for certain forms of IC and non-common cystitis. The products are instilled by catheter directly into a patient’s bladder.

        “Uracyst® Test Kit” — The Company’s proprietary test kit that confirms the existence of bladder lining defects in IC patients and identifies those patients who should respond positively to Uracyst.

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

Competition Generally

        The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology. The Company competes with other companies to market its products aimed at treating similar conditions. Many of these companies have substantially greater resources than the Company. There can be no assurance that the Company will continue to be able to compete with such companies or that developments by others will not render the Company’s products or technologies non-competitive or obsolete. In order to maintain and improve its position in the industry, the Company must continue to enhance its current products, develop or acquire new products and product extensions and implement a comprehensive international sales and distribution marketing strategy. The Company’s competition comes from a variety of sources, including companies, which target all, or a portion of the Company’s current product offerings. See “– Products and Markets.” Also, many current and potential competitors of the Company may have greater name and brand recognition and more extensive customer bases that could be leveraged to gain market share to the Company’s detriment. In addition, competitors may be able to complete the regulatory approval process sooner than the Company, and therefore market their products earlier than the Company can market certain of its products. If the Company is not able to compete effectively against current and future competitors, such failure may result in fewer customer orders, reduced gross margins and profitability and loss of market share, any of which would materially affect the Company.

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

(iv)	the patents it holds for certain of its products; and

(v)	the ability to identify market needs and develop new niche products.

Products and Markets

        Stellar has developed and currently markets the following three medical products: (i) NeoVisc, (ii) Uracyst and (iii) the Uracyst Test Kit. Each of these products is presently approved for use in Canada and the Company’s sales are primarily in Canada. In addition, Stellar has signed an agreement for the distribution of two medical products Skelite and BladderChek. Stellar commenced selling Skelite in January 2004 and BladderChek in October 2004.

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

       Current OA remedies focus on symptomatic relief and postponement of surgical intervention. These remedies include:

(i)	Drugs:	Pain killers such as aspirin, acetaminophen and other non-steroidal anti-inflammatory drugs (NSAID), such as naproxen and diclofenac, as well as new COX/2 Inhibitors;

(ii)	Steroidal
Anti-Flammmatory:	Corticosteroids are also used to treat the inflammation associated with the disease and

(iii)	Joint Replacement:	Surgical replacement with artificial joints.

        Products such as NeoVisc have added a fourth non-pharmacological option in obtaining symptomatic improvements by supplementing the synovial fluid in the affected joint. NeoVisc can also be used in conjunction with drug treatments like NSAIDs, thereby reducing the overall cost of treatment, increasing clinical benefits and delaying or avoiding steroid use and joint replacement.

        Role of Hyaluronate. The active ingredient in NeoVisc is hyaluronate, also referred to as hyaluronic acid or HA. HA is a naturally occurring polysaccharide found throughout the human body, which has been shown to play an important role in such biological processes as cell differentiation, tissue hydration and proteoglycans organization. Injected HA also provides an anti-inflammatory and analgesic effect. HA also plays a fundamental role in human joints, where by virtue of its viscosity, elasticity and other rheological properties, acts as a lubricating and shock absorbing component in joint fluids, and as an ocular lubricant. HA products are currently being used in eye surgery, wound healing, intra-articular injections and as an adjunct to certain grafting procedures.

        Marketing Strategy. Purchase decisions in the prescription pharmaceutical market are influenced by the prescribing physician, pharmacist and end use patient/customer. State and private health care plans and patient user groups may also play a role in product/therapy selection, especially where the cost of therapy is high. In treating OA, it is typically the physician that decides which therapeutic option is best for the patient and which related products to use.

        Stellar’s marketing and sales strategy focuses on those physicians currently prescribing HA viscosupplements. Stellar has created a database focused on orthopaedic surgeons, rheumatologists, sports medicine specialists and select general practitioners in Canada. Direct marketing to the physicians in this database has been, and will continue to be, effective in persuading treating physicians and specialists already using viscosupplementation to convert to NeoVisc or recommend it to their patients. Management of the Company believes that NeoVisc is at least as effective as any other competitive product and is the lowest cost intra-articular therapy currently on the market. Stellar’s strategy is to demonstrate that NeoVisc is the most cost-effective viscosupplement therapy available.

        Competitive Analysis. The major competitive product to NeoVisc in Canada and the United States is Synvisc®, which is manufactured and sold by Genzyme Corp. Synvisc is a 3 injection dosage regime, which has been available in Canada since 1992 and in the United States since 1997. Synvisc is the dominant product in the viscosupplementation market. Management of Stellar estimates Synvisc’s market share at over 70% in the United States and 65% in Canada.

        If approved for sale in the United States, NeoVisc would also compete with Fidia, SpA’s product, marketed under the trade name “Hyalgan®” by Sanofi-Synthelabo Inc. and Seikagaku’s product “Supartz®” marketed by Smith and Nephew, Orthovisc®, manufactured by Anika Therapeutics, Inc. and marketed by Johnson & Johnson. In Canada, NeoVisc also competes with Suplasyn®, manufactured by Bioniche Life Sciences Inc (“Bioniche”). With little to differentiate these HA products for use in the treatment of degenerative joint disease, management of the Company believes that Stellar’s lower patient cost and high quality will allow NeoVisc to effectively penetrate the market and obtain a significant share in Canada and, if approved for sale, the United States.

      Uracyst and the UracystTest Kit

        Stellar developed Uracyst a sterile 2.0% sodium chondroitin sulfate solution available in a 20 mL vial and the Uracyst Test Kit, comprising Uracyst 2.0% and Solution K, a 3.0% potassium chloride solution. Uracyst and the Uracyst Test Kit are used in the diagnosis and treatment of certain forms of IC and non-common cystitis. The Uracyst Test Kit contains a 100 mL pouch of Solution K and a 20 mL vial of Uracyst. These products are instilled by catheter directly into a patient’s bladder.

        Uracyst provides symptomatic relief for patients suffering from IC and non-common cystitis (including radiation-induced cystitis and hemorrhagic cystitis) by supplementing and replenishing deficiencies in the glycosaminoglycan (“GAG”) lining of the bladder wall. This GAG lining acts as a protective barrier against irritants and toxins (e.g., micro crystals, carcinogens and acid) in the urine and serves as an important defense mechanism against bacterial adherence. Many researchers believe that a large number of IC patients (over 70%) have “leaky” or deficient GAG layers in their bladders.

        When Solution K is instilled in an IC patient’s bladder with GAG deficiencies, the patient experiences pronounced IC like symptoms. Instilling Uracyst into the bladder of those patients responding positively to the test neutralizes the irritations. This test allows the clinician to determine which IC patient has a leaking GAG layer and therefore determine which IC patient will more likely respond positively to Uracyst to control IC symptoms.

        Uracyst is typically instilled in patients weekly for 6 weeks, then once a month until symptoms resolve. Because these types of cystitis are typically chronic diseases of no known cause, patients will usually require re-treatment after a variable period of time when symptoms recur.

        The Company has been issued a patent in the United States and Canada for the use of the Uracyst Test Kit and Uracyst treatments and has international patents pending. Uracyst and the Uracyst Test Kit are both classified in Canada by TPD as medical devices under the Medical Devices Regulations of the Food and Drugs Act (Canada).

        In order to obtain the necessary clinical work for the approval of Uracyst, Stellar entered into an agreement with Dr. Gary Steinhoff of Vancouver, British Columbia. Under this agreement, Dr. Steinhoff agreed to perform such work, on behalf of Stellar, in consideration for a declining variable royalty payable until August 31, 2008. The royalty is based upon a percentage of Uracyst net sales. The royalty percentage for the period which began on September 1, 2003 and ends on August 31, 2008 is 2%. Dr. Steinhoff is not otherwise affiliated with Stellar or any of its officers, directors or principal shareholders.

        In December 2001, the Company entered into a license agreement (the “European License”) with Pohl-Boskamp of Hohenlockstedt, Germany. Under the European License, Pohl-Boskamp was granted the exclusive right to manufacture market and sell the Company’s Uracyst product line in Europe. In consideration for the grant of such exclusive right, Pohl-Boskamp made cash payment to Stellar upon execution of the European License and at the time of Pohl-Boskamp’s first sale of Uracyst products in Europe, which occurred in December of 2003. Pohl-Boskamp is also obligated to pay the Company a royalty based on the quarterly net sales of Uracyst products by Pohl-Boskamp and its affiliates and sublicensees. Subject to extension in the case of patented improvements to the Uracyst product line, the term of the European License is scheduled to expire on December 21, 2008. In June 2003, Stellar entered into two distribution agreements. The first agreement is with CMI Canada Medical Inc. (located in Oshawa, Ontario Canada), to distribute Stellar’s products in the Middle East. The second agreement is with BurnsAdler Pharmaceuticals (located in Charlotte, North Carolina), to distribute NeoVisc in Latin America and the Caribbean.

        Interstitial Cystitis and Treatment Options. Interstitial cystitis is a chronic inflammation of the bladder wall. Unlike common cystitis, IC is not caused by bacteria and does not respond to conventional antibiotic therapy. IC can affect people of any age, race or sex, but is more frequently diagnosed in women.

        Interstitial cystitis causes some or all of the following symptoms:

Frequency:	Day and/or night frequency of urination (up to 60 times a day in severe cases). In early or very mild cases, frequency is sometimes the only symptom.

Urgency:	Pain, pressure or spasms may also accompany the sensation of having to urinate immediately.

Pain:	Can be abdominal, urethral or vaginal. Pain is also frequently associated with sexual intercourse.

Other	Some patients also report experiencing symptoms such as muscle and joint pain, migraines, allergic reactions, colon and stomach problems, as well as the more common symptoms of IC described above.

        At present, there is no cure for IC nor is there an effective treatment, which works for everyone. The following treatments have been used to relieve the symptoms of IC in some people: (i) diet, (ii) bladder distention, (iii) instilled dimethylsulfoxide (DMSO), heparin or HA, (iv) anti-inflammatory drugs, (v) antispasmodic drugs, (vi) antihistamines and (vii) muscle relaxants.

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

        Market For Uracyst and the Uracyst Test Kit. Data on the number of IC patients being treated and the method of treatment is not readily available in Canada or the United States. Many products such as dimethylsulfoxide (DMSO) and heparin are not used exclusively to treat IC. This lack of detailed end-use product and prescription data make it difficult to define the size of the IC market. A United States epidemiology study published in February 1999 conservatively estimates the number of people with interstitial cystitis in the United States at approximately 700,000. The number of people in Canada with IC is estimated by Stellar to be 70,000.

        Marketing Strategy. Stellar currently markets Uracyst and Uracyst Test Kits directly to physicians and pharmacies (although in many cases the patient is the ultimate purchaser) in Canada. Stellar intends to focus its promotion to a core group of urologists currently treating interstitial cystitis, largely in major Canadian urban centers (i.e., all Provincial capitals and cities with medical teaching centers). Management estimates that there are over 550 practicing urologists in Canada and 7,500 in the United States. This well-defined target audience makes direct marketing an effective strategy for Stellar. Pursuant to the European License, Stellar markets its Uracyst product line in Europe through the European Licensee.

        Stellar’s sales efforts emphasize the patented Uracyst Test Kit’s ability to determine those IC patients who are GAG deficient, and then demonstrate the potential to treat these same patients with Uracyst. This ability is important as GAG replenishment therapy can take up to 6 months before patients start to show substantial symptomatic improvement. Sales efforts also promote the ongoing clinical work that Stellar has undertaken with Uracyst, which shows a response rate of over 60% and an excellent safety profile.

        Management believes that the monthly maintenance therapy cost of Uracyst is less than that of all other active treatments. Stellar expects to gain acceptance more readily from both physicians and patients as the most cost-effective therapy for treating GAG-deficient IC patients. Cost is an important factor in selecting a treatment option, as most patients will be on and off GAG replacement therapy for an indeterminate amount of time. In addition, Stellar’s unique test kit provides Stellar with a substantial competitive advantage over its competitors.

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

        Alza Corporation has marketed Elmiron® (pentosan polysulfate sodium) in Canada since 1993. Elmiron is used as an oral GAG replenishment therapy. Alza Corporation has been active in the market providing comprehensive materials and services to physicians and IC patients. Side effects from the use of Elmiron are difficult to manage for some patients and can include hair loss, diarrhea and extreme to mild gastrointestinal discomfort.

        Shire Pharmaceutical Corporation’s RIMSO 50® (also known as DMSO) was previously a market leader for urinary tract diseases, but has seen its market eroded by generic DMSO selling for a fraction of its price. Since DMSO may be used in treatments for diseases or symptoms other than IC, it is difficult to find exact usage data for DMSO in the treatment of IC. DMSO works to desensitize the bladder wall and has numerous negative side effects. The principal side effects include discomfort and an emission of a strong, unpleasant odor (similar to garlic) for up to 48 hours after an instillation. DMSO, although not favored by patients, remains a product of choice for many urologists.

        Elmiron has a typical cost of about $150 month as compared to $80 month for DMSO and $65 month for Uracyst.

Skelite

        Stellar has acquired the exclusive Canadian marketing and distribution rights to Skelite from Millenium Biologix Inc. Skelite has been approved by both the FDA in the United States and TPD in Canada, as synthetic bone void filler. Stellar’s right to market and distribute Skelite expires on December 31, 2007, and may be renewed by Stellar for an additional three-year period.

        Skelite is a novel, 100% synthetic, resorbable bone void filler consisting of 67% silicon stabilized tricalcium phosphate (TCP) + 33% hydroxyapatite. Skelite contains a multi-directional, interconnected porosity similar in structure to human cancellous bone allowing for the integration of tissue and fluids. This product provides a bone void filler that is resorbed by the natural remodeling process and replaced with new bone during the healing period. Orthopedic surgeons use this product, with or without bone marrow, to pack into bony voids or gaps of the skeletal system (i.e., the extremities, spine and pelvis). The defects may be surgically created osseous defects or osseous defects created from traumatic injury to the bone.

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

        Allograft (taken from other human donors) bone material is processed bone taken from cadavers. Many countries have some form of bone donor programs whereby bone material is harvested upon death from patients who have given prior consent. However, to combat the risks of disease transmission and histoincompatible response, this bone material is subject to harsh processing techniques that diminish the mechanical properties (osteoconduction) and the biological (osteoinductive) properties. There are national bone banks and many hospitals have instituted their own bone bank. The costs for allograft range from minimal to extensive and the supply of material is still limited.

        Synthetic alternatives for bone graft procedures have been available since the 1990s. These new materials, currently used in about 10% of the 2.2 million bone graft procedures worldwide, offer the advantages of unlimited availability and safety. Newer materials offer the improved osteoconductive characteristics necessary for bone and tissue integration.

    Marketing.        The rising cost of healthcare in hospitals has resulted in purchasers (i.e., materials management departments and state/provincial/private plans) reducing the number of products covered and restricting the entry of new products. New products must offer real competitive benefits and cost advantages. Skelite is expected to offer the high quality that is important to orthopedic surgeons and the cost attractiveness demanded by the purchaser. While orthopaedic surgeons can use Skelite in many procedures, it is expected that Skelite will be initially used in trauma and hip/knee revisions. Stellar has had limited success in its first year in the Canadian market with Skelite. Larger hospital formularies generally are slow to add new products such as Skelite. Stellar’s focus on smaller hospitals has been more effective in generating interest with respect to Skelite.

        Competitive Analysis. Skelite competes directly with other synthetic bone graft products. ProOsteon® (Interpore Cross), DynaGraft® (GenSci) and Osteoset® (Wright Medical Technology) are available in Canada. Stellar management feels that the positive attributes demonstrated in the animal studies and more recent case studies by Skelite coupled with Skelite’s cost advantages, have resulted in growing acceptance of Skelite by orthopedic surgeons and purchasers of medical supplies.

BladderChek

        Stellar has licensed BladderChek for the Canadian market from Matritech, USA. The initial term of this licence began on January 1, 2004 and expires on December 31, 2008. Stellar may extend the term for an additional one-year period. The BladderChek test is a simple to use, point-of-care, in vitro diagnostic test for bladder cancer, and provides results (within 30 minutes) while the patient is in the physician’s office. By placing four drops of urine on the BladderChek test cassette, a physician is able to detect the presence of elevated NMP22.

        The scientists that developed BladderChek, discovered that high levels of the nuclear matrix protein, NMP22, in urine frequently indicated the presence of cancer. This protein is found in the nuclei of cells where they contribute to nuclear structure and regulate important cell functions. NMP22 is elevated in bladder cancer cells 20 to 80 fold and is released into the urine of bladder cancer patients.

        Market Overview: In the United States, more than one million patients receive a diagnostic work up for bladder cancer each year. Another 10 million are at risk for the disease. According to data released by the American Cancer Society in 2001, 54,300 new cases of bladder cancer (2.5:1 men: women) are diagnosed each year.

        If diagnosed in its early stages, the five-year bladder cancer survival rate exceeds 90 percent. However, 12,400 people in the United States died of bladder cancer in 2001. Many died because the disease was not caught in its earliest stages

        The estimate for Canada is 270,000 opportunities for use (diagnosis and monitoring) for BladderChek.

        Market Growth: BladderChek, a third generation urine based biomarker, was able to correctly identify cancers not seen by cystoscopy and provides more accurate and clinically useful information than cytology. Stellar commenced selling BladderChek in October 2004 directly to hospitals and urology clinics where the overall value of a point of care device has been well received.

        BladderChek is being sold at a competitive price to cytology, which Stellar believes will create more interest and faster adoption. Although still early in the launch phase, BladderChek is initially being well received in Canada.

Sales and Distribution

        Stellar currently has seven commissioned and salaried sales representatives and one sales agent, promoting its products in key Canadian centres. These sales representatives primarily target medical physicians, pharmacies, hospitals and patient support groups. Stellar is building a sales network across Canada to generate NeoVisc and Uracyst sales. See “– Human Resources.” Marketing and sales efforts are coordinated from Stellar’s London, Ontario main office. One of Stellar’s immediate corporate goals is to establish a stronger network of representatives selling its products and in-licensed products in Canada.

        As discussed above, Stellar’s product line has been out-licensed to companies in the United States, Europe, Middle East, Latin America, Caribbean, Malaysia, Singapore and Brunei.

Customers

        The Company has historically derived the majority of its revenues from a small number of major customers, although the composition of this group of customers has changed from year to year. In the event that one or more of these major customers significantly reduce or terminate their purchases of the Company’s products, the Company’s results of operations and financial condition could be materially adversely affected. The Company has not, however, received any indication from any of its current major customers that it intends to discontinue its relationship with the Company or to reduce its purchases of the Company’s products.

Human Resources

        Stellar currently employs fifteen full-time employees and has a contractual arrangement with one independent commission sales agent. Eight of the Company’s full-time employees are located at the Company’s main office in London Ontario, Canada. The other seven full-time employees of the Company sell the Company’s products in major urban areas throughout Canada. The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs and administration over the next 18 to 24 months. Management of the Company believes that its relations with its employees are good.

        The Company is substantially dependent on the services of its key senior management personnel. The Company has entered into an employment agreement with Peter Riehl, the Chief Executive Officer. See Item 10 of this annual report. Loss of the services of Mr.Riehl, or any other key management employee, would have a material adverse effect on the Company. The Company does not maintain key man life insurance on the life of Mr. Riehl. In addition, the Company’s future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical and marketing personnel. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive.

Manufacturing

        Stellar currently out sources the manufacturing of its products, other than Uracyst offered for sale in Europe, to a special sterile facility, operated by Dalton Chemical Laboratories Inc (“Dalton”). This facility, which is in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice (“cGMP”) regulations, has sufficient excess capacity at present to meet the Company’s short and long term objectives. The Company’s products offered for sale in Europe are manufactured by Pohl-Boskamp and its sublicensees. See “- Products and Markets.”

        Under this supply agreement (the “Supply Agreement”) with Dalton, Stellar started to source product from Dalton’s facility during the second quarter of 2004. The Supply Agreement provides for Dalton to supply all of the Company’s clinical and commercial production requirements well into the future. Dalton is a cGMP manufacturing facility that has the capability to meet domestic and international manufacturing regulations. Stellar believes the Supply Agreement will cause its production costs to improve based on the economies of scale projected. Dalton will be used as Stellar’s manufacturer for the United States market once in receipt of the necessary FDA approvals. A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

        Dalton is a contract pharmaceutical manufacturer that supplies chemistry and analytical services to the biotechnology and pharmaceutical industries in the areas of medicinal chemistry, fine chemical manufacturer customer peptides and antisense oligo production. Dalton has a site establishment license and provides cGMP manufacturing and sterile filling capabilities to its customers at any stage of the regulatory process (Phase I, II, III or commercial).

        The Company has established non-contractual supply arrangements for its raw materials with several sources. Stellar currently purchases the HA used in NeoVisc from Lifecore Biomedical and the chondroitin sulfate used in the formulation of Uracyst from Bioiberica, a Spanish supplier. In the event of an interruption in the supply of these raw materials from such suppliers, Stellar believes that it would be able to secure similar raw materials at competitive prices from other suppliers located worldwide.

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

        The patent position relating to medical devices and drug development is uncertain and involves many complex legal, scientific and factual questions. While the Company intends to protect its valuable proprietary information and believes that certain of its information is novel and patentable, there can be no assurance that: (i) any patent application owned by or licensed to the Company will issue to patent in all countries; (ii) proceedings will not be commenced seeking to challenge the Company’s patent rights or that such challenges will not be successful; (iii) proceedings taken against a third party for infringement of patent rights will be successful; (iv) processes or products of the Company will not infringe upon the patents of third parties; or (v) the scope of patents issued to or licensed by the Company will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any litigation may affect the Company’s efforts to develop, manufacture or market products. The cost of litigation to uphold the validity and prevent infringement of the patents owned by or licensed to the Company may be significant.

        Issues may arise with respect to claims of others to rights in the patents or patent applications owned by or licensed to the Company. As the industry expands, and more patents are issued, the risk increases that the Company’s processes and products may give rise to claims that they infringe the patents of others. Actions could be brought against the Company or its commercial partners claiming damages or an accounting of profits and seeking to enjoin them from clinically testing, manufacturing and marketing the affected product or process. If any such action were successful, in addition to any potential liability for damages, the Company or its commercial partners could be required to obtain a license in order to continue to manufacture or market the affected product or use the affected process. There can be no assurance that the Company or its commercial partners could prevail in any such action or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. If no license is available, the Company’s ability to commercialize its products may be negatively affected. There may be significant litigation in the industry regarding patents and other intellectual property rights and such litigation could consume substantial resources. If required, the Company may seek to negotiate licenses under competitive or blocking patents, which it believes are required for it to commercialize its products.

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

Regulatory Considerations

      Product Regulation

        The Canadian health care industry is regulated by TPD. This agency has a role similar to that of the FDA and has responsibility for regulating drugs for both human and animal use, cosmetics, radiation-emitting and other medical devices, and other products affecting human health. A manufacturer is required to follow the cGMP regulations in the manufacture of such products. Regulations imposed by federal, provincial, state and local authorities in Canada and the United States are a significant factor in the conduct of the development, manufacturing and eventual marketing activities for any proposed product.

        Stellar has received a license to manufacture and sell NeoVisc, Uracyst and the Uracyst Test Kit in Canada from the TPD. These products are regulated under the Medical Devices Regulations of the Food and Drugs Act (Canada) and the regulations promulgated thereunder by TPD to ensure the safety and efficacy of medical devices for the Canadian public. The Company is in material compliance with all such regulations and was granted ISO 13485 certification in July 2003.

        Under the European License, Pohl-Boskamp is required to cause all Uracyst products offered for sale in Europe to be manufactured in accordance with all applicable laws including, without limitation, Council Directive 90/385/EEC of 20 June 1990 and Council Directive 93/42/EEC of 14 June 1993 concerning medical devices. See “- Products and Markets.”

        Stellar intends to market its products in the United States and, as such, it is important that a quality assurance program be designed to also comply with the FDA’s Medical Device cGMP regulations. The Company intends to apply to have NeoVisc, Uracyst and the Uracyst Test Kit approved under the Pre-Market Approval (“PMA”) program of the FDA for marketing in the United States. The FDA GMP regulations require significant documentation on all relevant procedures of the manufacturing and quality control of each product submitted for approval.

        Management of Stellar believes that the best strategic approach for the Company to take, with respect to the initiation of its United States approvals, is to take advantage of the pre-consultation process with the FDA reviewers, prior to the submission of the PMA application. A detailed and comprehensive scientific and medical package will be prepared by the Company for this consultation process and will include, among other things, the safety and efficacy information collected from the Canadian market. It is expected that substantial evidence to establish the chemical and physical equivalency of the Company’s products to existing products marketed in the United States will also be included. The FDA requires the completion of the clinical trials for the safety and efficacy of each therapeutic product before it will issue a PMA. Accordingly, the Company with its United States licensee has filed for and received an Investigational Device Exemption (“IDE”), from the FDA and expects to start clinical trials in the United States during 2005 for NeoVisc and Uracyst.

        Open label trials of Uracyst have been completed and published in The Canadian Journal of Urology. The Company is currently working with an American clinic in establishing an animal model to further demonstrate the role of Uracyst in the treatment of cystitis. In connection with the FDA approval process, Stellar anticipates that it will utilize such American clinic to perform additional services.

        Stellar anticipates that the FDA approvals required to market NeoVisc and Uracyst in the United States will be obtained no later than the end of 2006. There can be no assurance, however, that such FDA approvals will be obtained or that Stellar will be able to successfully market its products in the United States. Stellar expects that the costs associated with obtaining such FDA approvals will be approximately $3,500,000 (Cdn.) and $2,500,000 (Cdn.), respectively. As discussed below under “- Future Product Development,” funding of these FDA approvals will be the responsibility of Leitner.

      Pricing and Reimbursement

        As pressures for cost containment increase, particularly in Canada and the United States, there can be no assurance that the prices the Company can charge for its products will be as favorable as historical pharmaceutical product prices. Reimbursement by government and managed care organizations, and other healthcare payers, has become increasingly important, as has the listing of new products on large formularies, such as those of pharmaceutical benefit providers and group buying organizations. The failure of one or more products to be included on formulary lists, or to be reimbursed by government or managed care organizations, could have a negative impact on the Company’s results of operation and financial condition.

      Other Laws and Regulations

        Stellar’s operations are or may be subject to various federal, provincial, state and local laws, regulations and recommendations relating to the marketing of products and relationships with treating physicians, data protection, safe working conditions, laboratory and manufacturing practices, the export of products to certain countries and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances. Although the Company believes its safety procedures comply with the standards prescribed by federal, provincial, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. IN the event of an accident, the Company could be held liable for any damages that result. The amount of such damages could have a materially adverse effect on the Company’s results of operations, financial condition or liquidity.

Future Product Development

        Stellar believes that a well-targeted research and development program constitutes an essential part of its activities. Stellar is currently developing a number of new product line extensions, with the intention of expanding the indications for its current products, NeoVisc and Uracyst, and, ultimately, expanding into other product areas. However, Stellar’s efforts will be focused initially on developing strategic partners to assist Stellar in gaining regulatory approval in the United States for its NeoVisc and Uracyst related products. The United States submissions will be a priority for the Company, as management believes that the United States market offers significant opportunities for the sale of the Company’s products. The registration for all current products will likely require completion of clinical trials. Clinical work, done in Canada and the United States, can then be used for submissions for entry into other countries. In March 2004, Stellar entered into licence and supply agreements with Leitner for the development, marketing and sale of NeoVisc and Uracyst products in the United States. Under these agreements, Leitner also is required to fund the cost of the Company’s FDA approval process for NeoVisc and Uracyst.

        For the years ended December 31, 2004 and 2003, the Company expended approximately $718,878 and $128,624, respectively on in-house research and development activities.

Item 2.      Description of Property.

        During October 2004, the Company moved its main office to 544 Egerton Street in London, Ontario, Canada by purchasing the property and building located at such address for $450,000 (Cdn.). In connection therewith, the Company incurred additional costs of $168,989 for renovations to the office, packaging and warehouse space of approximately 10,600 square feet in the aggregate contained in the building. Stellar believes that its existing property is in good condition and suitable for the conduct of its business.

Item 3.      Legal Proceedings.

        Stellar may periodically become subject to legal proceedings and claims arising in connection in business. The Company does not believe that there were any claims outstanding against it as of March 1, 2005 that will have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

Item 4.      Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

Market Information

        Since December 2002, the Company’s common shares (“Common Shares”) have traded on the OTC Bulletin Board service of the National Association of Securities Dealers, Inc. (the “OTC Bulletin Board”). The Common Shares currently trade thereon under the symbol “SLXCF.” The following table sets forth the high and low per share sale price expressed in United States Dollars for the Common Shares as reported by the OTC Bulletin Board.

		($) (USD)
		High	Low
2004	First Quarter	1.78	0.64
	Second Quarter	2.27	1.35
	Third Quarter	2.19	0.86
	Fourth Quarter	2.02	1.19
2003	First Quarter	0.34	0.21
	Second Quarter	0.41	0.15
	Third Quarter	0.45	0.23
	Fourth Quarter	0.68	0.25

       On March 1, 2005, the last reported per share sale price for the Common Shares on the OTC Bulletin Board was $1.65 (USD).

        Since December 2000, the Common Shares have been listed and traded on the TSX Venture Exchange. The Common Shares are currently listed and trade on Tier 2 of the TSX Venture Exchange under the symbol “SLX.” The following table sets forth the high and low per share sale price expressed in Canadian Dollars for the Common Shares as reported by the TSX Venture Exchange.

		($) (Cdn.)
		High;	Low
2004	First Quarter	2.28	0.85
	Second Quarter	3.00	1.90
	Third Quarter	2.80	1.95
	Fourth Quarter	2.44	1.75
2003	First Quarter	0.48	0.30
	Second Quarter	0.54	0.28
	Third Quarter	0.60	0.31
	Fourth Quarter	0.87	0.33

Holders

        As at January 1, 2005, there were 31 holders of record of the Common Shares.

Dividends

        The Company currently intends to retain future earnings, if any, for use in its business. The Company does not anticipate paying dividends on the Common Shares in the foreseeable future. Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company (the “Board of Directors”) and will be made taking into account Stellar’s financial condition and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

        The table set forth below provides information as of December 31, 2004 with respect to Common Shares that may be issued under the Company’s existing equity plans. For additional information, see Item 10 of this annual report.

Plan category	Number of securities	Weighted-average	Number of securites
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding options,	for future issuance
	outstanding options,	warrants and rights	under equity
	warrants and rights	in Canadian Dollars	compensation plans
(excluding securities
reflected in column
(a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	-	-	-
Equity compensation
plans not approved by	1,590,000.98		1,042,841
Total	1,590.000	.98	1,042,841

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

Recent Sales of Unregistered Securities

        In February 2004, Stellar issued 4,088,794 Common Shares to SJ Strategic Investments LLC, a Tennessee limited liability company (“SJ”), for aggregate gross proceeds of approximately $4 million. At such time, this issuance represented approximately 19.9% of the issued and outstanding Common Shares, on a non-diluted basis.

        In connection with the aforesaid issuance, SJ also obtained the right to subscribe for additional Common Shares in the future from time to time in order to maintain its percentage equity ownership interest in Stellar, subject to adjustment in certain circumstances and regulatory approval. SJ was further granted the right to participate as a selling shareholder in future offerings of Common Shares. In addition, Peter Riehl, Stellar’s President and Chief Executive Officer and his spouse, entered into an agreement with SJ pursuant to which they have granted rights of first refusal to SJ in respect of the sale of securities in Stellar owned by them.

        The Common Shares were acquired by SJ for investment purposes only, and not with the purpose of influencing control or direction over Stellar. SJ has advised Stellar that it may acquire further Common Shares or dispose of its holdings of Common Shares as investment conditions warrant.

        Exemption from the registration provisions of the United States Securities Act of 1993, as amended (the “Securties Act”), for the issuance described above was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such issuance did not involve any public offering, the purchaser was sophisticated with access to the kind of information registration would provide and that such purchaser acquired such securities without a view towards distribution thereof.

        In December 2003, Stellar entered into a financial advisory and consulting agreement with LMT Financial Inc., a company controlled by the wife of Arnold Tenney. Mr. Tenney currently serves as Chairman of the Board of Stellar. In consideration for services provided under this agreement, LMT Financial Inc. earned a fee of $120,000 (Cdn.) in 2004. This fee was satisfied in full through four (4) quarterly issuances of 50,000 Common Shares during 2004. LMT Financial Inc. was also granted an option by the Company. See Item 12 of this annual report.

        Exemption from the registration provisions of the Securities Act for the issuances described above was claimed under Regulation S of the Securities Act on the basis that such issuances were affected by means of offshore transactions to a non-U.S. person in accordance with all applicable conditions required by such regulation.

Issuer Purchases of Equity Securities.

        During the fourth quarter of 2004, neither Stellar nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any Common Shares.

Item 6.      Management’s Discussion and Analysis or Plan of Operation

General

        The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto appearing elsewhere in this annual report. Such discussion and analysis contains forward-looking statements. The Company’s actual results may differ significantly from those projected in the forward-looking statements. The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). All dollar amounts are expressed in Canadian dollars.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Recent Accounting Pronouncements

        Recent accounting pronouncements followed by the Company under United States. GAAP are summarized below.

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

(i)	SFAS No. 123(R). SFAS No. 123(R), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Effective January 1, 2003, the Company adopted the statement to account for its employee stock options under the fair market value method. See Note 8 – Capital Stock.

(iii)	SFAS No. 151. SFAS No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so normal.” Additionally, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. The Company has not determined the impact of adopting this standard.

(iv)	SFAS No. 153. SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Accounting Principles Board Opinion No. 29. “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will become effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company has not determined the impact of adopting this standard.

      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (in Canadian Dollars)

Revenues

        For the year ended December 31, 2004, total revenues from all sources increased 65.2% to $1,832,325 compared to $1,109,431 in the same period during 2003. Included in total revenues were licensing fee revenues of $267,220 ($2003-$13,400) and royalty revenues of $139,754 (2003-$269), which brings actual sales of Stellar products for 2004, to $1,422,160 (2003-$1,095,129), an increase of 30.0% over 2003.

        During 2004, the Company’s operating loss was $1,345,109 as compared to $807,920 in 2003.

Cost of Sales

        For the year ended December 31, 2004, cost of sales were $340,123 compared to $ 216,609 for the same period in 2003 or 24.0% of product sales, compared to 19.9% in 2003. The increase in cost of goods sold is directly related to the move in our manufacturing and the normal transitional costs associated in the startup. The Company does not expect this to be an ongoing increase and expects to derive cost benefits in 2005 from its new manufacturing processes.

Research and Development

        Stellar continues to invest in research necessary to expand its products into international markets. In 2004, the Company incurred $718,878 in manufacturing development costs associated with the move of its manufacturing processes to Dalton. These costs are amortized in Stellar’s Canadian statement as deferred manufacturing development costs, but under United States GAAP they cannot be amortized.

        Many of the Company’s clinical programs were put on hold until out-licensing agreements were in place and manufacturing validations completed. Stellar’s agreements with Leitner will need clinical trials for Stellar’s products to be conducted in order to obtain regulatory approvals in the United States for both Uracyst and NeoVisc. Stellar expects these clinical trials to start early in 2005 at Leitner’s cost.

   Business Development

        For the year ended December 31, 2004, the Company had one-time costs of $26,984 which related directly to the launch of Stellar’s two new in-licensed products, Skelite and BladderChek, in the Canadian market. The costs for business development increased to $40,305 in 2004 from $19,360 in 2003. These costs have been expensed to selling, general and administrative.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2004 were $2,185,329 compared to $1,523,815 for 2003. This increase includes the costs of non-cash expenses for Common Shares issued to consultants of $184,142 and options granted to employees, directors and consults for $179,688. In addition, the Company had non-recurring costs of $68,788, of which $41,444 was related to licensing and consulting agreements, the remaining $27,344 related to the move to the Company’s new manufacturing site. During 2004, the Company started cash reimbursement to members of the Board of Directors, which totaled $32,667.

        In 2004, the Company made a commitment to increase sales and marketing activity to improve in-market sales. This resulted in direct selling costs increasing by $154,575, which includes costs for increased market sales development and the addition of sales representatives in the Canadian market. These costs have all been expensed to selling, general and administrative.

        The management of Stellar felt these expenditures were essential for the Company’s growth and will aid in meeting Stellar’s long-term goals. In addition, there have also been increased costs associated with investor relations activities with $167,819 being expensed in 2004, in comparison to $54,627 in 2003, for a total increase of $113,192.

        Change in the formats of Stellar’s Uracyst and NeoVisc products, necessitated revisions of new marketing and sales materials, which added non re-occurring costs of $19,198 to the selling, general and administrative expenses.

Interest income and expense

        Interest revenue was $96,117 for the year ended December 31, 2004 as compared to $4,119 for 2003. These amounts include reinvestment of dividends and interest received on a short-term loan. Funds will be maintained in liquid investments.

      Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (in Canadian Dollars)

Revenues

        For the year ended December 31, 2003, total revenue increased 29.8% to $1,109,431, compared to $854,705 in 2002. In-market growth for current products was negatively impacted by the SARS outbreak. Stellar conservatively estimates lost sales in March, April, May and June 2003 to be in excess of $250,000. Sales force activities continued to have a positive impact on product revenues. NeoVisc gross sales grew by 27.2% and Uracyst gross sales grew by 43.7%.

        The operating loss for the year 2003 was $807,920 as compared to a net loss in 2002 of $812,339. During 2003, Stellar incurred non-cash expenses for consulting of $312,273 (issued Common Shares), up 656.1% over 2002. In 2003, Stellar also had increased expenses associated with its in-licensing and out-licensing efforts including business development and legal fees. These fees increased by 87.3% over 2002. Stellar also incurred ongoing expenses for improvements to its manufacturing facility, which included upgrading our quality systems. These expenditures were necessary for the Company to continue to grow and meet its long term goals.

Cost of Sales

        During 2003, cost of sales amounted to 19.5% of product sales. This represented a 1.2% reduction when compared to 2002, as Stellar continued to benefit from improved efficiencies in its manufacturing processes.

Research and Development

        Stellar continued to invest in research necessary to expand its products into international markets. However, clinical trial investment was put on hold due to out-licensing discussions. In June 2003, Stellar announced two in-licensing agreements for the distribution of the Company’s products in Latin America, Mexico, the Caribbean, and the Middle East. These agreements are not expected to have a major impact on income until the products covered thereby, have received specific country regulatory approval. These approvals are expected by mid-2004.

        Uracyst was launched in Europe in December of 2003 resulting in a second milestone payment. Royalty revenues from this agreement are expected throughout 2004.

        In September 2003, Stellar in-licensed BladderChek for the Canadian market Stellar expects to launch this product in early 2004, once Canadian regulatory approval has been completed.

        In December of 2003, all validations were completed with Skelite, an in-licensed product from Millenium Biologix Inc. This product was launched in Canada on January 29, 2004. Stellar has been encouraged with the early physician interest in Skelite and expects it to perform well in 2004.

During 2003, Stellar worked with Dr. Robert Hurst of the University of Oklahoma on animal studies involving Uracyst. Dr. Hurst produced experimental evidence to further the understanding of certain properties of Uracyst. These results are expected to be published by Dr. Hurst in 2004.

Selling, general and administrative expenses

        For the year ended December 31, 2003, selling, general and administrative expenses increased by $336,776 mainly due to $312,272 in non-cash expenses, share issuance fees, legal fees and consulting fees, which increased by over $53,000 compared to 2002. In addition, Stellar continued to make expenditures to expand its infrastructure to support long-term commercial objectives. A portion of these expenses were incurred to meet necessary quality standards that resulted in Stellar receiving its ISO 13485 registration in July 2003.

Interest income and expense

        Stellar has managed its current positive cash position generating over $4,119 in investment income in 2003 as compared to $17,100 in 2002.

Liquidity and Capital Resources

        Cash, cash equivalents and short-term investments totaled $3,172,870 at December 31, 2004 as compared with $255,237 at December 31, 2003. During 2004, the Company received aggregate exercise proceeds of $4,923,758 for 4,088,794 Common Shares issued in a private placement of $4,057,474 for 550,667 Common Shares issued upon exercise of warrants for $192,734 and 1,415,000 Common Shares issued upon exercise of options for $673,550. There are 1,590,000 stock options outstanding.

        At March 1, 2005, the Company did not have any outstanding indebtedness for borrowed money.

        The Company entered into an agreement to acquire a building for $450,000. In addition, renovations to the building were $160,989. The Company moved into the upper office area of the building on October 22, 2004 and intends to have the packaging plant area of the building operational by mid-2005. The Company financed the purchase from its own available cash resources.

        While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, such revenue has not been sufficient to fund the Company’s research, development and marketing activities. Accordingly, the Company continued to incur losses in 2004 and drew from its holdings of cash, cash equivalents and short-term investments. However the Company does expect to be profitable in 2005 and to be able to fund its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 24 months.

        The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financings for companies such as Stellar is challenging, and there can be no assurance that additional funding by way of equity financing will be available. Any additional equity financing may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including technology licensing, co-development collaborations, and other strategic alliances, which, if obtained, may reduce the Company’s interest in its projects or products. There can be no assurance, however, that any alternative sources of funding will be available.

Risks and Uncertainties

        Stellar is subject to risks, events and uncertainties, or “risk factors”, associated with being both a publicly-traded company operating in the biopharmaceutical industry, and as an enterprise with several projects in the research and development stage. Such risk factors could cause reported financial information to not necessarily be indicative of future operating results or of future financial position. The Company cannot predict all of the risk factors, nor can it assess the impact, if any, of such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause future results or financial position to differ materially from those reported or those projected in any forward-looking statements. Accordingly, reported financial information and forward-looking statements should not be relied upon as a prediction of future actual results.

        Some of the risks and uncertainties affecting the Company, its business, operations and results include, but are not limited to, the Company’s dependence on a few customers and a few suppliers, the loss of any of which would negatively impact the Company’s operations; the need to develop and commercialize new products which will require further time consuming and costly research and development, the success of which cannot be assured; the Company’s dependency on third parties for manufacturing, materials and for research, development and commercialization assistance and support; the Company’s dependency on assurances from third parties regarding licensing of proprietary technology owned by others; government regulation and the need for regulatory approvals for both the development and commercialization of products, which are not assured; uncertainty that the Company’s products will be accepted in the marketplace; rapid technological change and competition from pharmaceutical companies, biotechnology companies and universities, which may make the Company’s technology or products obsolete or uncompetitive; the need to attract and retain skilled employees; risks associated with claims of infringement of intellectual property and of proprietary rights; risks inherent in manufacturing (including upscaling) and marketing; product liability and insurance risks; risks associated with clinical trials, including the possibility that trials may be terminated early, delayed or unsuccessful; exchange rate fluctuations; political, economic and environmental risks; the need for performance by buyers and suppliers of products; the Company’s dependency on performance by its licensees regarding the sale of our licensed out products NeoVisc and Uracyst; and the risk of unanticipated expenses or unanticipated reductions in revenue, or both, any of which could cause the Company to reduce, delay or divest one or more of its research, development or marketing programs.

Off-Balance Sheet Arrangements

        The Company, as part of its ongoing business, does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 1, 2005, the Company was not involved in any material unconsolidated SPE transactions.

Item 7.     Financial Statements.

        The financial statements of the Company for 2004, including the notes thereto, together with the report thereon of Mintz & Partners, LLP Chartered Accountants and from Kraft Berger Grill Swartz & Cohen, LLP for 2003, are attached to the end of this annual report and are hereby incorporated herein by reference.

Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 8A.      Controls and Procedures.

        Within the 90-day period prior to the Company’s filing of this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and regulations promulgated there under. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B.      Other Information.

        Not applicable.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of Stellar as of March 1, 2005.

Name	Age	Positions
Peter Riehl	59	Director, President and Chief Executive Officer
Arnold Tenney	62	Chairman of the Board and Financial Advisor
Steven H. Goldman	49	Corporate Secretary and Director
John J. Kime	62	Director
David A. Rosenkrantz	47	Director
Doug Froom	60	Director
Janice M. Clarke	44	Chief Financial Officer

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

        Arnold Tenney, Chairman of the Board and Financial Advisor. Arnold S. Tenney was Chief Executive Officer of ARC International Corporation from 1978 to 2000. ARC International Corporation was a developer of indoor ice arenas and tennis clubs, as well as an investment company involved in entertainment and cable television whose shares were traded on the American Stock Exchange until its liquidation in 2000. Mr. Tenney was a director and Chairman of the Board of Cabletel Communications from 1985 to 2000, which is a leading supplier of broadband equipment to the cable television industry whose shares currently trade on both the Toronto and American Stock Exchanges. Mr. Tenney was a director of Ballantyne of Omaha, Inc. from 1988 to 2000 and served as Chairman of the Board from 1992 to 2000. Ballantyne of Omaha, Inc. is a leading manufacturer of commercial motion picture projection equipment whose shares trade on the American Stock Exchange. Mr. Tenney served as a director for Phillip Services Inc., a Canadian metal recycling company, from 1998 to 2000. He served in the capacity as a representative of Mr. Carl Icahn.

        Steven H. Goldman, Corporate Secretary and Director. Steven H. Goldman has been a director of the Company since August 31, 2000. Mr. Goldman is a senior partner with the Toronto law firm of Goldman, Rosen LLP and has been legal counsel to the Company since 1997. Mr. Goldman has a B.A. from Carleton University (President’s Medal, 1976) and a LL.B. from Queen’s University. He has been practicing law in Toronto since 1982.

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

        David A. Rosenkrantz, Director. Mr. Rosenkrantz is Chairman of Patica Corporation, a small-cap merchant bank based in Toronto, which focuses on junior growth companies and President of Patica Securties Ltd. He has over fifteen years experience in investment and merchant banking. Mr. Rosenkrantz has been involved in private and public financing and merger and acquisition transactions involving health care, real estate, oil and gas, and high technology companies. Mr. Rosenkrantz is a graduate of Carleton University and obtained his MBA from York University.

    W. Douglas Froom, Director. Mr. Froom is presently retired but brings with him over 35 years experience in the pharmaceutical and biotechnology industry. He has been General Manager for Procter and Gamble pharmaceuticals in both Canada and the United Kingdom and more recently served as Vice President of Business Development for Allelix Biopharmaceuticals and Synsorb Biotech Inc.

        Janice M. Clarke, Chief Financial Officer. Ms. Clarke has over twenty years of office administration and financial management experience with proven abilities to implement and manage various financial systems and office procedures.  Ms. Clarke joined Stellar International Inc. in August 2000 and currently manages their administrative and financial processes.

Board of Directors

        The Board of Directors consists of six members. Directors serve for terms of one year or until their successors are duly elected or appointed.

Committees of the Board of Directors

        The Company has established an Audit Committee and a Compensation Committee of the Board of Directors.

      Audit Committee

        The Audit Committee consists of Messrs. Rosenkrantz, Goldman and Kime, and is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit; reviewing the scope and results of the audit with the auditors, reviewing with management and the auditors the Company’s annual operating results; and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors’ independence. Mr. Kime who chairs this committee is a chartered accountant and provides financial expertise to the Audit Committee. Each Audit Committee member is an independent director of the Company.

      Compensation Committee

        The Compensation Committee consists of Messrs. Rosenkrantz and Kime, and is responsible for evaluating, reviewing and supervising the procedures of the Company with regard to human resources; assessing the performance of the officers of the Company; reviewing annually the remuneration of the officers; and recommending to the Board of Directors general remuneration policies regarding salaries, bonuses and other forms of remuneration for the directors and executive officers of the Company.

Audit Committee Financial Expert

        The Board of Directors has determined that Mr. Kime is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act, requires Stellar’s executive officers, directors and persons who beneficially own more than 10% of the Common Shares (“reporting persons”) to file initial reports of ownership and reports of changes of ownership with the United States Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required to furnish Stellar with copies of all Section 16(a) forms they file.

        The Company believes that certain of its officers and directors failed to file reports required by Section 16 (a) of the Exchange Act during 2004. The Company expects that these reports will be filed during 2005.

Code of Ethics

        The Company has not adopted a code of ethics in light of its limited number of executive officers.

Item 10.      Executive Compensation.

Summary Compensation Table

        The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

        The following table sets forth all compensation earned during each of the three years included in the period ended December 31, 2004 by the Chief Executive Officer of Stellar, such individual being the only executive officer of Stellar whose total annual salary, bonus and other annual compensation exceeded $100,000 (USD).

Name and	Year	Annual Compensation				Long Term
Principal Position						Compensation

		Salary		Bonus	Other Annual	Securities Underlying
		($)(Cdn	.)	($)(Cdn.)	Compensation ($)(Cdn.)	Options (#)

Peter Riehl,	2004	140,000		--	--	35,000
President & Chief	2003	100,000		--	--	25,000
Executive Officer	2002	100,000		--	--	25,000

Employment Agreements and Termination of Employment

        Effective as of September 1, 2000, Stellar entered into separate employment agreements with Peter Riehl and with Samuel Hahn. Under Mr. Riehl’s employment agreement, Mr. Riehl agreed to serve as a director of Stellar and is employed as the President and Chief Executive Officer of Stellar. Under Mr. Hahn’s employment agreement, Mr. Hahn agreed to serve as a director of Stellar and was employed as the Vice-President, Chief Scientific Officer and Interim Chief Financial Officer of Stellar. In October 2003, Stellar and Mr. Hahn entered into a new agreement, replacing his employment agreement. Under his new agreement, Mr. Hahn acts as a scientific consultant for Stellar and is paid an annual fee of $50,000 for a period of two years. Mr. Hahn will not be entitled to participate in any further stock options grants made by the Corporation. Mr. Hahn has agreed to not compete with the Company for a period of 18 months from the date of the termination of his employment agreement.

        Effective September 1, 2004, Mr. Riehl’s employment agreement provides for a gross annual remuneration of $175,000, plus standard dental and life insurance benefits. Mr. Riehl is also entitled to be reimbursed for all Company-related travel and other out-of-pocket expenses. Pursuant to his employment agreement, Mr. Riehl is further entitled to receive an annual bonus, at the discretion of the Board of Directors, in the form of cash and/or stock options, based upon the achievement of certain performance goals to be established by the Compensation Committee of the Board of Directors. The employment agreement is for renewable automatically for successive one year terms unless and until notice of intent to terminate is given by either Mr. Riehl or Stellar at least 3 months prior to the expiration of the term. Notwithstanding the foregoing, in the event that Mr. Riehl’s employment is terminated, other than for cause, by the Company, Mr. Riehl is entitled to a lump sum payment equal to 200% of his then current base salary. In the event of any such termination, any unvested stock options held by the Mr. Riehl will immediately vest. Mr. Riehl has agreed to not compete with the Company for a period of 2 years from the date of the termination of his employment, irrespective of the cause of such termination.

Stock Option Plan

        The Company has established a stock option plan for the directors, executive officers, employees and consultants of the Company and any subsidiaries of the Company that may be formed (the “Plan”) in order to attract and retain competent persons motivated to work toward ensuring the Company’s success and to encourage such persons to acquire Common Shares. Individuals who are eligible to be selected to receive options under the Plan are directors, executive officers, employees and consultants of the Company and subsidiaries of the Company. The Board of Directors administers the Plan and has the power to amend, modify, suspend or terminate the Plan, subject to any necessary regulatory approvals.

        All of the options granted under the Plan may be exercised within a maximum period of three and one-half years following the date of grant thereof. Subject to the Plan, the Board of Directors designates the recipients of options and determines the number of Common Shares covered by each option, the date of vesting of each option, the exercise price of each option, the expiry date and any other terms relating thereto, in each case, in accordance with the applicable legislation of the securities regulatory authorities. The price at which the Common Shares may be purchased pursuant to the Plan may not be lower than the closing price of the Common Shares on the principal stock exchange where the Common Shares are listed on the date of grant. On April 29, 2004, the Company increased the number of options in the plan to 4,157,841 from 2,852,000; the maximum number of Common Shares that are issuable under the Plan may not exceed 4,157,841. The maximum number of Common Shares that may be granted to any person may not exceed 5% of the outstanding Common Shares.

        As at February 28, 2005, the number of Common Shares which remain available for issuance under the Plan is 2,632,841, of which 1,042,841 Common Shares remain available for option grants.

        The Plan has not been approved by the Company’s shareholders.

Option Grants in Last Fiscal Year

        An option to purchase 35,000 Common Shares at $2.00 with an expiry date of April 7, 2007, was granted to Mr. Riehl during the fiscal year ended December 31, 2004.

Compensation of Directors

        In 2004, the directors of the Company were entitled to receive cash compensation for serving in such capacity. The director acting as Chairman of the Board receives $10,000 annually. All other directors receive $6,000 annually. In addition, members of the Audit Committee receive $4,000 annually and members of the Compensation Committee receive $1,000 annually. Board members are eligible to participate in the Plan.

        Each of Messrs. Tenney, Riehl, Kime, Froom, Rosenkrantz and Goldman has been granted an option under the Plan to purchase 25,000 Common Shares in consideration for serving as a director of the Company. In addition Messrs. Tenney and Riehl received an additional option to purchase 10,000 Common Shares for their duties as Chairman of the Board and Chief Executive Officer, respectively. Mr. Goldman received an additional option to purchase 5,000 Common Shares for his duties as Secretary. Each such option provides for an exercise price of $2.05 per share and an expiry date of April 2, 2007.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

        The following table sets forth information concerning each exercise of options by Mr; Riehl during the year ended December 31, 2004.

Name	Securities	Value Realized	Unexercised	Value of Unexercised
	Acquired on	($) (Cdn.)	Options at	In-the-Money Options
	Exercise (#)		December 31, 2004	at December 31, 2004
			(#)	($) (Cdn.)
			Exercisable/	Exercisable/
			Unexercisable	Unexercisable

Peter Riehl	245,000	379,750	85,000/0	-$0- / -$0 -

Indemnification of Directors

        The Company has agreed to indemnify each of its directors to the fullest extent permitted by Ontario, Canada corporate law for all costs, liabilities and expenses incurred by each director, including legal fees, in respect of claims to which a director is made a party by reason of being or having been a director of the Company or any subsidiary thereof, provided such director acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative proceeding enforced by monetary penalty, such director had reasonable grounds for believing that his conduct was lawful.

Directors’ and Officers’ Liability Insurance

        The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers. The annual premium payable by the Company in respect of such insurance is $ 38,610 and the total amount of insurance purchased for the directors and officers as a group is $1,000,000. The directors and officers are not required to pay any premium in respect of the insurance. The insurance policy does not contain deductibility provisions.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as at March 1, 2005, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Chief Executive Officer and (B) all directors and executive officers of the Company as a group.

		Amount and
	Name and Address of	Nature of Beneficial
Title of Class	Beneficial Owner	Ownership	Percent of Class

Common Shares	Peter Riehl	3,499,741(1)	15.3%
	14 Exmoor Pl.
	London, Ontario
	Canada N5X 3W2

Common Shares	Arnold Tenney	914,200(2)	4.0%
	c/o LMT Financial
	31 Maple Avenue
	Toronto, Ontario
	Canada M4W 2T8

Common Shares	Steven H. Goldman	628,669(3)	2.8%
	22 Vesta Dr.
	Toronto, Ontario
	Canada M5P 2Z5

Common Shares	John J. Kime	150,000(4)	0.7%
	138 Hunt Club Dr.
	London, Ontario
	Canada N6H 3Y7

Common Shares	David A. Rosenkrantz	608,333(6)	2.7%
	c/o Patica Corporation
	105 Adelaide Street West

	Toronto, Ontario
	Canada M5H 1P9

Common Shares	Doug Froom	128,600(5)	0.6%
	4216 Spruce Ave.
	Burlington, Ontario
	Canada L7L 1L2

Common Shares	Janice Clarke	102,222(8)	0.4%
	8664 Parkhouse Drive
	Mt. Brydges, Ontario
	Canada N0L 1W0

Common Shares	SJ Strategic Investments LLC	5,188,794(7)	22.8%
	340 Edgemont Ave
	Suite 500
	Bristol, Tennessee
	U.S.A 37620

Common Shares	All directors and executive	5,903,0375(9)	26.5%
	officers
	(7 individuals)

(1)

Includes (i) 1,681,454 Common Shares owned by Mr. Riehl’s wife and (ii) currently exercisable options on 60,000 Common Shares granted under the Plan — See “Item 10. Executive Compensation. – Stock Option Plan.”

(2)

Includes (i) 422,700 Common Shares owned by LMT Financial Inc, a company owned by Mr. Tenney’s wife ; (ii) 126,500 Common Shares owned by Arnmart Investments Limited, a company to which Mr. Tenney holds and equity interest; (iii) 80,000 Common Shares owned by Mr. Tenney’s wife; (iv) currently exercisable options on 35,000 Common Shares granted under the Plan; (v) currently exercisable options on 250,000 Common Shares which were granted outside of the Plan and “Item 12. Certain Relationships and Related Transactions.” See “Item 10. Executive Compensation. – Stock Option Plan,”

(3)

Includes (i) 58,690 Common Shares held by Mr. Goldman’s in his RRSP and (ii) currently exercisable options on 80,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan.”

(4)	Includes currently exercisable options on 65,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan.”

(5)	Includes (i) currently exercisable options on 25,000 Common Shares granted under the Plan See “Item 10. Executive Compensation – Stock Option Plan”

(6)

Includes (i) 453,333 Common Shares owned by Mr. Rosenkrantz’s wife and (ii) currently exercisable options on 130,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan”

(7)

Shares are directly owned by SJ, with John M. Gregory as the managing member deemed to have sole voting and dispositive power over the shares. Joan P. Gregory, Susan Gregory and James M. Gregory are deemed to be indirect beneficial owners of shares due to their financial interest in SJ.

(8)	Includes (i) currently exercisable options on 90,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan,”

(9)

Includes (i) currently exercisable options on 485,000 Common Shares granted under the Plan and (ii) currently exercisable options on 250,000 Common Shares granted outside of the Plan. See “Item 10. Executive Compensation. – Stock Option Plan” and "Item 12. Certain Relationships and Related Transactions."

Item 12.      Certain Relationships and Related Transactions.

        As discussed in Item 5 of this annual report, the Company entered a fiscal advisory and consulting agreement on December 17, 2003, with LMT Financial Inc. a company controlled by Mr. Tenney’s wife, for services provided in 2004. Mr. Tenney currently serves as Chairman of the Board of Stellar In addition to the Common Shares issued to LMT Financial Inc., LMT Financial Inc. was granted an option to acquire up to 200,000 Common Shares, at an exercise price of $0.75 per share in 2003.

Item 13.      Exhibits and Reports on Form 8-K.

           (a)           Exhibits

Exhibit No.	Description of Exhibit	Sequential Page
Number
2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
10.1	United States Patent No. 6,083,933	*
10.2	Canadian Patent No. 2,269,260	*
10.3	License Agreement dated December 21, 2001 between the	*
Company and G. Pohl-Boskamp GmbH & Co.
10.4	Consulting agreement dated February 21, 2001 between the	*
Company and LMT Financial Inc.
10.5	Contract Services Agreement Inc. dated October 10, 2003	**
between the Company and Dalton Chemical Laboratories Inc.
10.6	Amended Agreement dated January 1, 2004 between the	***
Company and LMT Financial Inc.
10.7	Licence Agreements dated March 24, 2004 between the	***
Company and SJ Pharmaceuticals Inc.
10.8	Supply Agreements dated March 24, 2004 the Company and SJ	***
Pharmaceuticals Inc
10.9	Amending Consulting Agreement dated December 10, 2004	***
between the Company & LMT Financial Inc.

Exhibit No.	Description of Exhibit	Sequential Page
Number
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

*	Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB dated February 4, 2002.

**	Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form 10-SB dated April 26, 2003.

***	Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form 10-SB dated March 31, 2004.

Filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form 10-SB to be filed

(b)	Reports on Form 8-K

Not applicable.

Item 14.      Principal Accountant Fees and Services.

Fees for Services Provided by Independent Auditors

        Fees for all services provided by Mintz & Partners, LLP in 2004 and Kraft, Berger, Grill, Swartz & Cohen LLP in 2003, the Company’s independent auditors, for 2004 and 2003 were as follows:

Audit Fees.

        Fees for services for fiscal years 2003 related to the annual financial statement audits and reviews of quarterly financial statements filed in the reports on Form 10-Q and statutory audits were approximately $39,500. In 2004, the Company changed their auditors to Mintz & Partners, LLP with a branch office located in London, Ontario, Canada. Their fees for services for fiscal years 2004 related to the annual financial statement audits and reviews of quarterly financial statements filed in the reports on Form 10-Q and statutory audits will be approximately $65,000.

Audit-Related Fees.

        In addition to the Audit Fees, the company paid Kraft, Berger, Grill, Swartz & Cohen LLP approximately $1,000 in each of 2003 and 2002 for tax advice services and review issues with regards to out-licensing agreements, employee benefit issues and research & development credits.

Tax Fees.

        Mintz & Partners, LLP fees for tax services for 2004 are estimated to be $2,500. Kraft,

Berger, Grill, Swartz & Cohen LLP fees for tax services in 2003 and 2002 were $1,500 and $1,750, respectively.

All Other Fees.

        The Company generally does not engage Mintz & Partners, LLP for “other” services.

Pre-Approval Policy for Services of Independent Auditors

        As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services preformed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. On an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be provide by the independent auditors without obtaining specific approval from the Audit Committee. If a type of service to be provided by the independent auditors has not received pre-approval during this annual process, it will require specific pre-approval form the Audit Committee. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent auditors.

        The Audit Committee of the board has appointed Mintz & Partners, LLP to be the company’s independent auditors for the fiscal year ending December 31, 2004.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005	Stellar Pharmaceuticals Inc.
By: /s/ Arnold Tenney
___________________________________
Name: Arnold Tenney
Title: Chairman of the Board

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2005	By: /s/ Arnold Tenney
_____________________________________
Name: Arnold Tenney
Title: Chairman of the Board
Date: March 30 2005	By: /s/ Peter Riehl
_____________________________________
Name: Peter Riehl
Title: President, Chief Executive Officer
and Director
Date: March 30, 2005	By: /s/ David A. Rosenkrantz
_____________________________________
Name: David A. Rosenkrantz
Title: Director
Date: March 30, 2005	By: /s/ Steven H. Goldman
_____________________________________
Name: Steven H. Goldman
Title: Secretary and Director
Date : March 30, 2005	By: /s/ John J. Kime
_____________________________________
Name: John J. Kime
Title: Director
Date: March 30, 2005	By: /s/ W. Douglas Froom
_____________________________________
Name: W. Douglas Froom
Title: Director
Date: March 30, 2005	By: /s/ Janice M. Clarke
_____________________________________
Name: Janice M. Clarke
Title: Chief Financial Officer

CERTIFICATION

Pursuant to Rule 13a-14

I, Peter Riehl, the Chief Executive Officer of Stellar Pharmaceuticals Inc. (the “Company”), certify that:

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

4.

The registrant’s other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: March 31, 2005	By: /s/ Peter Riehl
_____________________________________
Peter Riehl
Chief Executive Officer

CERTIFICATION
Pursuant to Rule 13a-14

I, Janice Clarke, the Chief Financial Officer of Stellar Pharmaceuticals Inc. (the “Company”), certify that:

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2005	By: /s/ Janice M. Clarke
_____________________________________
Janice M. Clarke
Chief Financial Officer

Exhibit 99.1

CERTIFICATION
Pursuant to 18 United States Code Section 1350

The Undersigned hereby certifies that to his knowledge the annual report of Stellar Pharmaceuticals Inc. (the “Company”) filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2005	By: /s/Peter Riehl
_____________________________________
Peter Riehl
Chief Executive Officer

Exhibit 99.2

CERTIFICATION
Pursuant to 18 United States Code Section 1350

The Undersigned hereby certifies that to her knowledge the annual report of Stellar Pharmaceuticals Inc. (the “Company”) filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2005	By: /s/Janice M. Clarke
_____________________________________
Janice M. Clarke
Chief Financial Officer