Form 10QSB
period 2005-05-12
STELLAR INTERNATIONAL INC
filed 2005-05-16
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_______________________________

FORM 10-QSB

      (Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to ______________________.

Commission file number 0-31198

          STELLAR PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

ONTARIO, CANADA	N/A
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

544 Egerton St
London Ontario Canada
N5W 3Z8
(Address of principal executive offices)

(519) 434-1540
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes No X .

The number of outstanding common shares, no par value, of the Registrant at:

March 31, 2005: 23,127,263

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005

STELLAR PHARMACEUTICALS INC.
By: /s/ Peter Riehl
Name: Peter Riehl
Title: Chief Executive Officer

STELLAR PHARMACEUTICALS INC.

INTERIM FINANCIAL STATEMENTS

(Canadian Funds)

(Unaudited — Prepared by Management)

MARCH 31, 2005

STELLAR PHARMACEUTICALS INC.

MARCH 31, 2005

CONTENTS

INTERIM FINANCIAL STATEMENTS
PAGE
BALANCE SHEET	1
INTERIM STATEMENTS OF OPERATIONS AND DEFICITS	2
INTERIM STATEMENTS OF CASH FLOWS	3
NOTES TO INTERIM FINANCIAL STATEMENTS	4 - 9

STELLAR PHARMACEUTICALS INC.

BALANCE SHEET
(Canadian Funds)
(Unaudited – Prepared by Management)

ASSETS

	As at	As at
	March 31, 2005	December 31, 2004

CURRENT
Cash and cash equivalents (Note 2)	$2,882,069	$3,172,870
Accounts Receivable	150,645	143,629
Inventories (Note 3)	237,049	336,491
Tax Recoverable	12,049	38,131
Prepaid, deposits, and sundry receivables (Note 4)	211,543	155,972

	3,493,355	3,847,093
PROPERTY, PLANT, AND EQUIPMENT (Note 5)	949,244	951,860
OTHER ASSETS (Note 6)	20,608	16,431

	$4,463,207	$4,815,384

LIABILITIES

CURRENT
Accounts payable	$313,015	$342,624
Accrued liabilities	30,961	32,503
Deferred revenues	182,896	221,320

	526,872	596,447

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable, and
retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED
23,127,263 Common shares (2004 - 22,802,373)	7,839,841	7,720,873
Paid-in capital options and warrants - outstanding	427,797	374,712
- expired	67,263	67,263
DEFICIT	(4,398,566)	(3,943,911)

	3,936,335	4,218,937

	$ 4,463,207	$ 4,815,384

See accompanying notes to financial statements.
Approved on behalf of the Board:
/s/ Peter Riehl	/s/Arnold Tenney
DIRECTOR	DIRECTOR

STELLAR PHARMACEUTICALS INC.

INTERIM STATEMENTS OF OPERATIONS AND DEFICITS
(Canadian Funds)

(Unaudited – Prepared by Management)

	For the Three Month Period
	Ended March 31
	2005	2004
REVENUE (Note 8)
Product sales	$ 358,655	$ 289,950
Miscellaneous revenue	800	--

	359,455	289,950
COST OF GOODS SOLD	94,033	50,549

	265,422	239,401
ROYALTY AND LICENSING REVENUES	65,843	271,210

GROSS PROFIT	331,265	510,611

EXPENSES
Selling, general, and administrat	$ 613,004	$ 440,651
Research and development	193,235	85,963
Amortization	33,001	19,265

	839,240	545,879

LOSS FROM OPERATIONS	(507,975)	(35,268)
INTEREST AND OTHER INCOME	53,320	1,561

NET LOSS FOR THE PERIOD	(454,655)	(33,707)
DEFICIT, beginning of period	(3,943,911)	(2,598,802)

DEFICIT, end of period	$(4,398,566)	$(2,632,509)

LOSS PER SHARE (Note 9)	$ (0.02)	$ (0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (Note 7)	23,019,240	20,878,065

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

INTERIM STATEMENT OF CASH FLOWS
(Canadian Funds)

(Unaudited – Prepared by Management)

	For the Three Month Period
	Ended March 31
	2005	2004

CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the period	$ (454,655)	$ (33,707)
Amortization	33,001	19,265
Issuance of shares and options for services rendered	53,085	41,191

	(368,569)	26,749
Change in non-cash operating assets and liabilities
Accounts receivable	(7,016)	(61,219)
Inventories	99,442	(24,684)
Tax recoverable	26,082	116,099
Prepaid deposits and sundry receivables	(55,571)	(6,358)
Accounts payable and accrued liabilities	(31,151)	(2,280)
Deferred revenue	(38,424)	(6,367)

	(375,207)	41,940

INVESTING ACTIVITIES
Additions to property, plant and
equipment	(30,070)	(3,186)
Additions to other assets	(4,492)	(10,352)

	(34,562)	(13,538)

FINANCING ACTIVITIES
Issuance of common stock	118,968	4,401,565

CHANGE IN CASH AND CASH EQUIVALENTS	(290,801)	4,429,967
CASH AND CASH EQUIVALENTS, beginning of period	3,172,870	255,237

CASH AND CASH EQUIVALENTS, end of period	$ 2,882,069	$ 4,685,204

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian funds)

(unaudited)

MARCH 31, 2005

1. BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended December 31, 2004. They do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with United States general accepted accounting principles. These financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements at the December 31, 2004 accounts and the year then ended.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position as at March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004.

a)

Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. Substantially all cash and cash equivalents are under the custodianship of two major Canadian bank institutions.

b)

The preparation of interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim financial statements and the revenues and expenses during the reporting period. Actual results may differ from those estimates.

c)

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the three month periods ending March 31, 2005 and 2004, comprehensive income was the same net earnings.

2. CASH AND CASH EQUIVALENTS

                  Consists of —

	March 31,	December 31,
	2005	2004

Cash	$ 381,591	$2,145,387
Short-term investments	2,500,478	1,027,483

	$2,882,069	$3,172,870

STELLAR PHARMACEUTICALS INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian funds)

(unaudited)

MARCH 31, 2005

3. INVENTORIES

	March 31,	December 31,
	2005	2004

Raw materials	$ 66,229	$ 135,922
Finished goods	28,325	38,545
Packaging materials	33,709	45,299
Work in process	108,786	116,725

	$237,049	$336,491

4. PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	March 31,	December 31,
	2005	2004

Prepaid operating expenses	$ 55,389	$ 19,476
Deposit on goods to be manufactured	63,375	38,025
Materials for use in clinical trials	82,138	82,138
Accrued interest receivable	10,641	--
Directors fees	--	16,333

	$211,543	$155,972

5. PROPERTY, PLANT AND EQUIPMENT

		March 31, 2005

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Land	$ 90,000	$ --	$ 90,000
Building	525,778	10,799	514,979
Office Equipment	39,394	23,420	15,974
Manufacturing Equipment	505,756	190,380	315,376
Computer Equipment	34,252	21,337	12,915

	$1,195,180	$245,936	$949,244

		December 31 2004

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Land	$ 90,000	$ --	$ 90,000
Building	520,989	4,286	516,703
Office Equipment	39,394	22,554	16,840
Manufacturing Equipment	480,476	166,787	313,689
Computer Equipment	34,252	19,624	14,628

	$1,165,111	$213,251	$951,860

STELLAR PHARMACEUTICALS INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian funds)

(unaudited)

MARCH 31, 2005

6. OTHER ASSETS

		March 31, 2005

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Patents	$22,586	$ 1,979	$20,607
Goodwill	1	--	1

	$22,587	$ 1,979	$20,608

		March 31, 2004

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Patents	$18,091	$ 1,661	$ 6,430
Goodwill	1	--	1

	$18,092	$ 1,661	$ 6,431

7. CAPITAL STOCK

(a)	Common Shares

During the year, the Company issued 324,890 Common Shares, were issued to consultants, employees and directors, who exercised stock options, with an average price per share of $0.37 for cash.

	Number of	$
	Shares	Amount

Balance, December 31, 2004	22,802,373	$7,720,873
Issued for cash consideration	324,890	118,968

Balance, March 31, 2005	23,127,263	$7,839,841

(b)	Paid-in Capital Options and Warrants

The changes to the paid-in capital options and warrants are as follows:

Balance, December 31, 2004	$374,712
Options issued to consultants	53,085

Balance, March 31, 2005	$427,797

(c)	Stock Options

During the three month period, 65,000 options previously granted to consultants vested, with a weighted average fair value of $0.82 (March 31, 2004 — $0.75). The Company recorded $53,085 (March 31, 2004 — $105,000) as consulting expenses in this quarter. The total number of options outstanding at March 31, 2005 was 1,635,110.

STELLAR PHARMACEUTICALS INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian funds)

(unaudited)

MARCH 31, 2005

7. CAPITAL STOCK (continued)

On April 29, 2004, the Company increased the number of options in the plan to 4,157,841 from 2,852,000.

On The average fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	3.59%
Expected life	2.5	years
Expected volatility	5.7%
Dividend yield	0%

(d)	Paid in Capital Options

Paid in Capital Options includes outstanding stock options amounting to $427,797 and expired stock options of $67,263 at March 31, 2005 (December 31, 2004-$374,712 and $67,263 respectively).

8. REVENUES

Revenue for the year includes products sold in Canada, international sales of products, raw materials sold at cost to our European licensee, interest earned and revenue received with regards to a sign rental contract, for a sign located on the property. Revenue earned is as follows:

	March 31,
	2005	2004

Products sales
Domestic sales	$344,765	$271,022
International sales	13,890	18,928

	358,655	289,950

Royalties & licensing revenue
Licensing fees	--	267,220
Royalty payments	65,843	3,990

	65,843	271,210

Miscellaneous revenue
Sign rental	800	--

Total Revenue	$425,298	$561,160

STELLAR PHARMACEUTICALS INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian funds)

(unaudited)

MARCH 31, 2005

9. LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the three months ended March 31, 2005 totaling 23,019,240 shares (March 31, 2004-20,878,065).

The diluted loss per share has not been computed, as the effect would be anti-dulitive. The following table sets forth the computation of loss per share:

	2005	2004

Numerator for loss per share available to common
Shareholders	$ (454,655)	$ (33,707)

Denominator for basic earnings (loss) per share -
Weighted average shares outstanding	23,019,240	20,878,065

Loss per share	$ (0.02)	$ (0.002)

10. INVESTMENT TAX CREDITS RECEIVABLE AND MEASUREMENT UNCERTAINTY

Investment tax credits are earned in connection with research and development activities. The receivable balance of the recognized portion is $12,049 (2004 — $38,131).

The provincial portion of the research and development claim for 2002 has been accepted as filed and the amount approved by the tax authorities has been recorded as a credit to related expenses.

The unrecorded research and development claims for 2003 and 2004 will be filed in due course. The extent of the overall claim is dependent upon the qualification of each individual project under strict technical criteria, and amounts may vary upon review of Canada Revenue Agency, which will be filed on or before June 30, 2005. Adjustments to the claim, if any, will be accounted for in the year of assessment.

11. CONTINGENCIES AND COMMITMENTS

(a)	Royalty Agreement

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.  The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst. This royalty will remain at 2% until the end of the agreement on September 30, 2008. In this quarter, royalty payments were $831 (March 31, 2004 — $885).

In February 2002, the Company entered into a royalty agreement for products which were introduced to Stellar by a consultant. The agreement involves royalty payments, which will be paid based on gross dollar sales. The schedule for royalty payments is presently calculated on Skelite sales as follows:

First $1,000,000 in sales - 3%
Second $1,000,000 in sales - 2%
All sales over $2,000,000 – 1% out to the 5th year.

STELLAR PHARMACEUTICALS INC.

NOTES TO INTERIM FINANCIAL STATEMENTS
(Canadian funds)

(unaudited)

MARCH 31, 2005

11. CONTINGENCIES AND COMMITMENTS (continued)

(b)	License Agreement

There are no changes to the licensing agreements as disclosed in Note 13 (c) of the annual financial statements for the 2004 fiscal year.

(c)	Distribution Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (d) of the annual financial statements for the 2004 fiscal year.

(d)	Facilities

In June 2004, the Company entered into an agreement of purchase and sale, to purchase a 10,000 sq ft building in London, Ontario, Canada. The total purchase price was $450,000, of which $90,000 was estimated to be the value of the land. The building has sufficient space to accommodate the packaging process, as well as provide warehousing and greater office space. The Company moved to the new location on October 22, 2004. The Company had renovation costs of $153,495 as of December 31, 2004 and additional costs of $4,789 during the first quarter of 2005, which has been allocated as building costs. Of these costs $13,318 has been used in preparation of the new packaging area.

(e)	Leases

The Company presently leases office equipment under operating leases. At March 31, 2005, the future minimum lease payments under operating leases are $5,600.

12. SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2005, the Company had one customer that represented 31.0% of sales (March 31, 2004 – 41.8%).

13. CHANGE OF NAME

Effective January 1, 2005 the Company changed its name from Stellar International Inc. to Stellar Pharmaceuticals Inc. This name change is being made so that the Company’s name better reflects it underlying business.

14. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year’s presentation.