Form 10KSB
period 2005-12-31
STELLAR INTERNATIONAL INC
filed 2006-04-03
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [ ]

State issuer’s revenues “from all sources” for its most recent fiscal year $1,942,253 (Cdn.).

As of March 27, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of such date, was $18,787,854(Cdn.)

As of December 31, 2005, 23,470,190 Common Shares were outstanding.

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

Forward-Looking Statements

Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements included in this annual report, which involve a number of risks or uncertainties. Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance. Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "may", "could" or "should" occur, or comparable terminology referring to future events or results.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those listed under "Risks and Uncertainties" in Item 6 of this annual report, any of which could cause actual results to vary materially from current results or the Company's anticipated future results. The Company assumes no responsibility to update the information contained herein.

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 27, 2006, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.8557 (U.S.).

Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during 2004, 2003 and 2002.

Years ended December 31, 2005, 2004 and 2003
	2005	2004	2003
At End of Year	0.8585	0.8038	0.7738
Average	0.8224	0.7689	0.7281
High	0.8672	0.8493	0.7726
Low	0.7853	0.7159	0.6381

Enforceability of Certain United States Judgments

The Company is incorporated in the Province of Ontario, Canada and a substantial part of its assets are located outside of the United States. The Company’s directors and officers are neither citizens nor residents of the United States, and all or a substantial part of the assets of such persons may be located outside the United States. As a result, it may be difficult to affect service of process within the United States upon the Company and such persons or to realize against the Company or such persons within the United States upon judgments of courts of the United States predicated upon civil liabilities under the United States federal securities laws. Fogler, Rubinoff LLP, Canadian counsel for the Company, has advised that there is doubt as to whether courts in the Province of Ontario would (i) enforce judgments of United States courts obtained in actions against the Company or such persons predicated upon the civil liability provisions of the United States federal securities laws or (ii) enforce, in original actions, liabilities against the Company or such persons predicated solely upon such statutory provisions.

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

Stellar markets its products in Canada through its own commissioned and salaried sales force. The Company’s focus on product development continues to be two fold utilizing in-licensing and out-licensing for immediate impact on its revenue stream. These activities enable Stellar to fund its own in-house product development for future growth and stability. Stellar, through its out-licensing partners, intends to conduct clinical trials necessary to obtain the required regulatory approvals for its products in foreign markets.

Effective December 2001, Stellar entered into a strategic licensing agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp") for the sale of Uracyst products in Europe. In December of 2003, Pohl-Boskamp received approval to begin selling Uracyst in Europe.

In September 2002, Stellar was granted the exclusive Canadian marketing and distribution rights to sell Skelite® by Millenium Biologix Inc. Skelite is a bone void filler that is resorbed by the natural remodeling process and replaced with new bone during the healing period. Stellar commenced sales of Skelite in Canada in January 2004.

In June 2003, Stellar entered into distribution agreements with CMI Canada Medical Inc. and BurnsAdler Pharmaceuticals to sell Stellar’s products in the Middle East, Latin America and the Caribbean. Subsequently the distribution agreement with CMI was terminated due to performance issues. This has allowed Stellar to move forward with other distribution agreements in Lebanon, Kuwait and Israel as discussed below.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell NMP22®BladderChek® ("BladderChek") in the Canadian market. BladderChek is a unique point of care diagnostic, used in the diagnosis and monitoring of bladder cancer. In October 2004, Stellar commenced selling BladderChek in Canada.

In March 2004, the Company entered into supply and license agreements with SJ Pharmaceuticals, Inc. (now Leitner Pharmaceuticals Inc.) ("Leitner") of Bristol, Tennessee. Under these agreements, Leitner was granted an exclusive license to use certain of the Company’s methods and technical know-how for the purposes of developing, marketing and selling NeoVisc and Uracyst products in the United States. In addition to an upfront payment made to the Company upon signing, these agreements will provide Stellar with milestone payments and an ongoing royalty stream from future sales of these products in the United States. Leitner will be responsible for conducting clinical trials and obtaining regulatory approvals for these products in the United States.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. for Malaysia, Singapore and Brunei. The first shipment to this market was initiated in October 2004. Although this agreement covers a relatively small market, Stellar pursued this agreement to further its global expansion.

In August 2004, the Company entered into a licensing agreement with Pharmore GmbH for the sale of NeoVisc in the German market. This agreement was expected to provide Stellar with access to the large European viscosupplement market. Subsequently, in July of 2005, Pharmore asked to be released from this licensing agreement due to a significant change in their business environment. Pharmore agreed to pay a proportion of the costs to continue the NeoVisc registration process in Germany. The Company expects to have a German registration and a CE mark by mid-2006. The CE mark will allow NeoVisc to quickly enter other European markets.

In July 2005, Stellar entered into a licensing agreement with Innogen Ilac for the sale of NeoVisc in Turkey. In August 2005, the Company entered into a distribution agreement with TECHNIMED for the sale of NeoVisc in Lebanon.

In September 2005, the company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China. Stellar also entered into a licensing agreement with Mega Pharm for the sale of Uracyst in Israel in December 2005.
In November 2005, the Company signed a distribution agreement with Al-Mohab Co. (“Al-Mohab”) for the sale of NeoVisc® in Kuwait.

Stellar was incorporated under the Business Corporations Act (Ontario) on November 14, 1994. The Company’s registered office and executive offices are located at 544 Egerton Street, London, Ontario, Canada N5W 3Z8. The Company’s telephone number is (519) 434-1540, its facsimile number is (519) 434-4382 and its e-mail address is stellar@stellarpharma.com.

Glossary

“hyaluronate” or “HA” - A naturally occurring polysaccharide, which by virtue of its viscosity and elasticity, acts as a lubricating and shock absorbing component in synovial fluids. HA is the active ingredient in NeoVisc.

“FDA” - The Food and Drug Administration of the United States, which, among other functions, regulates medical devices and other therapeutic products used in the United States.

“interstitial cystitis” or “IC” - A chronic inflammation of the bladder wall.

“NeoVisc®” - A 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints. NeoVisc is the Company’s proprietary product for the treatment for osteoarthritis.

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

“Uracyst®” - A sterile 2.0% sodium chondroitin sulfate solution. Uracyst products are the Company’s proprietary treatments for certain forms of IC and non-common cystitis. The products are instilled by catheter directly into a patient’s bladder.

“Uracyst® Test Kit” - The Company’s proprietary test kit that confirms the existence of bladder lining defects in IC patients and identifies those patients who should respond positively to Uracyst.

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

Competition Generally

The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology. The Company competes with other companies to market its products aimed at treating similar conditions. Many of these companies have substantially greater resources than the Company. There can be no assurance that the Company will continue to be able to compete with such companies or that developments by others will not render the Company’s products or technologies non-competitive or obsolete. In order to maintain and improve its position in the industry, the Company must continue to enhance its current products, develop or acquire new products and product extensions and implement a comprehensive international sales and distribution marketing strategy. The Company’s competition comes from a variety of sources, including companies, which target all, or a portion of the Company’s current product offerings. See “- Products and Markets.” Also, many current and potential competitors of the Company may have greater name and brand recognition and more extensive customer bases that could be leveraged to gain market share to the Company’s detriment.

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

Products and Markets

Stellar has developed and currently markets the following three medical products: (i) NeoVisc, (ii) Uracyst and (iii) the Uracyst Test Kit. Each of these products is presently approved for use in Canada and the Company’s sales are primarily in Canada. In addition,  Stellar has signed an agreement for the distribution of two other medical products, Skelite and BladderChek.  Stellar commenced selling Skelite in January 2004 and BladderChek in October 2004.

NeoVisc

NeoVisc is a 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints. NeoVisc is classified in Canada by the TPD as a “medical device” under the Medical Devices Regulations of the Food and Drugs Act (Canada). NeoVisc is packaged, sold and marketed as a three injection therapy. The product is administered weekly by injection directly into the affected joint. This type of injection is referred to as an intra-articular injection.

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

(ii)	Steroidal Anti-Inflammatory: Corticosteroids are also used to treat the inflammation associated with the disease; and

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

Competitive Analysis. The major competitive product to NeoVisc in Canada and the United States is Synvisc®, which is manufactured and sold by Genzyme Corp. Synvisc is a three injection dosage regime, which has been available in Canada since 1992 and in the United States since 1997. Synvisc is the dominant product in the viscosupplementation market. Management of Stellar estimates Synvisc’s market share at over 70% in the United States and 55% in Canada.

If approved for sale in the United States, NeoVisc would also compete with Fidia, SpA’s product, marketed under the trade name “Hyalgan®” by Sanofi-Synthelabo Inc. and Seikagaku’s product “Supartz®” marketed by Smith and Nephew, Orthovisc®, manufactured by Anika Therapeutics, Inc. and marketed by Johnson & Johnson. In Canada, NeoVisc also competes with Suplasyn®, manufactured by Bioniche Life Sciences Inc ("Bioniche"). With little to differentiate these HA products for use in the treatment of degenerative joint disease, management of the Company believes that Stellar’s lower patient cost and high quality will allow NeoVisc to effectively penetrate the market and obtain a significant share in Canada and, if approved for sale, the United States.

In June 2003, Stellar entered into two distribution agreements. The first agreement is with CMI Canada Medical Inc. (located in Oshawa, Ontario Canada), to distribute NeoVisc in the Middle East. (Subsequently the distribution agreement with CMI was terminated due to performance issues. This allowed Stellar to move forward with pursuing other distribution agreements in Lebanon, Kuwait and Israel.) The second agreement is with BurnsAdler Pharmaceuticals (located in Charlotte, North Carolina), to distribute NeoVisc in Latin America and the Caribbean.

In July 2005, Stellar entered into a licensing agreement with Innogen Ilac for the sale of NeoVisc in Turkey. Later in August 2005, the Company signed a distribution agreement with TECHNIMED for the sale of NeoVisc in Lebanon.

In November 2005, the Company signed a distribution agreement with Al-Mohab Co. (“Al-Mohab”) for the sale of NeoVisc® in Kuwait.

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

In December 2001, the Company entered into a license agreement (the “European License”) with Pohl-Boskamp of Hohenlockstedt, Germany. Under the European License, Pohl-Boskamp was granted the exclusive right to manufacture market and sell the Company’s Uracyst product line in Europe. In consideration for the grant of such exclusive right, Pohl-Boskamp made cash payment to Stellar upon execution of the European License and at the time of Pohl-Boskamp’s first sale of Uracyst products in Europe, which occurred in December of 2003. Pohl-Boskamp is also obligated to pay the Company a royalty based on the quarterly net sales of Uracyst products by Pohl-Boskamp and its affiliates and sub-licensees. Subject to extension in the case of patented improvements to the Uracyst product line, the term of the European License is scheduled to expire on December 21, 2008.

 In September 2005, the company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China. Stellar also entered into a licensing agreement in December 2005 with Mega Pharm for the sale of Uracyst in Israel.

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

Market For Uracyst and the Uracyst Test Kit. Data on the number of IC patients being treated and the method of treatment is not readily available in Canada or the United States. Many products such as dimethylsulfoxide (DMSO) and heparin are not used exclusively to treat IC. This lack of detailed end-use product and prescription data make it difficult to define the size of the IC market. A United States epidemiology study published in February 1999 conservatively estimates the number of people with interstitial cystitis in the United States at approximately 700,000. The number of people in Canada with IC is estimated by Stellar to be 70,000. In 2005, the size of the market in the United States is estimated to be approximately 1,500,000 and the Canadian market is estimated to be 150,000 patients.

Marketing Strategy. Stellar currently markets Uracyst and Uracyst Test Kits directly to physicians and pharmacies (although in many cases the patient is the ultimate purchaser) in Canada. Stellar focuses its promotion to a core group of urologists currently treating interstitial cystitis, largely in major Canadian urban centers (i.e., all Provincial capitals and cities with medical teaching centers). Management estimates that there are over 550 practicing urologists in Canada and 7,500 in the United States. This well-defined target audience makes direct marketing an effective strategy for Stellar. Pursuant to the European License, Stellar markets its Uracyst product line in Europe through the European Licensee.

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

Competitive Analysis. The treatment of IC is a relatively small niche market supplied by smaller pharmaceutical companies. Because of low efficacy rates and relatively expensive treatment costs, management believes the treatment of IC remains an unsatisfied market with no dominant competitive product. Ortho McNeil Pharmaceutical, Inc and Shire Pharmaceutical Corporation are the two major suppliers to the IC market.

Ortho McNeil Pharmaceutical, Inc (Alza Corporation) has marketed Elmiron® (pentosan polysulfate sodium) in Canada since 1993. Elmiron is used as an oral GAG replenishment therapy. Alza Corporation has been active in the market providing comprehensive materials and services to physicians and IC patients. Side effects from the use of Elmiron are difficult to manage for some patients and can include hair loss, diarrhea and extreme to mild gastrointestinal discomfort.

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

Marketing. The rising cost of healthcare in hospitals has resulted in purchasers (i.e., materials management departments and state/provincial/private plans) reducing the number of products covered and restricting the entry of new products. New products must offer real competitive benefits and cost advantages. Skelite is expected to offer the high quality that is important to orthopedic surgeons and the cost attractiveness demanded by the purchaser. While orthopaedic surgeons can use Skelite in many procedures, it is expected that Skelite will be initially used in trauma and hip/knee revisions. Stellar has had limited success in the Canadian market with Skelite. Larger hospital formularies generally are slow to add new products and require more evidence based clinical work for products such as Skelite. Unfortunately, Millenium Biologix Inc has not performed large clinical trials and the smaller case studies performed by Stellar are not sufficient for this purpose. Stellar’s focus on smaller hospitals has been more effective in generating interest with respect to Skelite.

Competitive Analysis. Skelite competes directly with other synthetic bone graft products. ProOsteon® (Interpore Cross), DynaGraft® (GenSci) and Osteoset® (Wright Medical Technology) are available in Canada. Stellar management feels that the animal studies and more recent case studies for Skelite have not kept pace with the competitive clinical work. Skelite’s cost advantage has been the key factor in its acceptance to date.

BladderChek

Stellar has licensed BladderChek for the Canadian market from Matritech, USA. The initial term of this licence began on January 1, 2004 and expires on December 31, 2008. Stellar may extend the term of the agreement for an additional one-year period. The BladderChek test is a simple to use, point-of-care, in vitro diagnostic test for bladder cancer, and provides results (within 30 minutes) while the patient is in the physician's office. By placing four drops of urine on the BladderChek test cassette, a physician is able to detect the presence of elevated NMP22.

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

BladderChek is being sold at a competitive price to cytology, which is an important selling feature, given that BladderChek is 3 to 5 times more effective than cytology. The excellent clinical support combined with BladderChek ease of use and price point has been key to its early adoption in most centres. Stellar is currently working on moving BladderChek through the bureaucratic red tape of the large teaching hospitals. Stellar expects to see a faster adoption as reimbursement issues are resolved in these larger hospitals.

Sales and Distribution

Stellar currently has six commissioned and salaried sales representatives, promoting its products in key Canadian centres. These sales representatives primarily target medical physicians, pharmacies, hospitals and patient support groups. Stellar is building a sales network across Canada to generate NeoVisc and Uracyst sales. See “- Human Resources.” Marketing and sales efforts are coordinated from Stellar’s London, Ontario main office. One of Stellar’s immediate corporate goals is to establish a stronger network of representatives selling its products and in-licensed products in Canada.

As discussed above, Stellar’s product line has been out-licensed to companies in the United States, Europe, China, Middle East, Latin America, Caribbean, Malaysia, Singapore and Brunei.

Customers

The Company has historically derived the majority of its revenues from a small number of major customers, although the composition of this group of customers has changed from year to year. In the event that one or more of these major customers significantly reduce or terminate their purchases of the Company’s products, the Company’s results of operations and financial condition could be materially affected. The Company has not, however, received any indication from any of its current major customers that it intends to discontinue its relationship with the Company or to reduce its purchases of the Company’s products.

Human Resources

Stellar currently employs fourteen full-time employees and eight of the Company’s full-time employees are located at the Company’s main office in London Ontario, Canada. The other six full-time employees of the Company sell the Company’s products in major urban areas throughout Canada. The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs and administration over the next 18 to 24 months. Management of the Company believes that its relations with its employees are good.

The Company is substantially dependent on the services of its key senior management personnel. The Company has entered into an employment agreement with Peter Riehl, the Chief Executive Officer. See “Item 10 - Executive Compensation” of this annual report. Loss of the services of Mr. Riehl, or any other key management employee, would have a material adverse effect on the Company. The Company does not maintain key man life insurance on the life of Mr. Riehl. In addition, the Company’s future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical and marketing personnel. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive.

Manufacturing

Stellar currently out sources the manufacturing of its products, other than Uracyst offered for sale in Europe, to a special sterile facility, operated by Dalton Pharmaceutical Services ("Dalton"). This facility, which is in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice ("cGMP") regulations, has sufficient excess capacity at present to meet the Company’s short and long term objectives. The Company’s products offered for sale in Europe are manufactured by Pohl-Boskamp and its sub-licensees. See “Products and Markets.”

Under this supply agreement (the "Supply Agreement") with Dalton, Stellar started to source product from Dalton’s facility during the second quarter of 2004. The Supply Agreement provides for Dalton to supply all of the Company’s clinical and commercial production requirements well into the future. Dalton is a cGMP manufacturing facility that has the capability to meet domestic and international manufacturing regulations. Stellar believes the Supply Agreement will cause its production costs to improve based on the economies of scale projected. Dalton will be used as Stellar’s manufacturer for the United States market once in receipt of the necessary FDA approvals. A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

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

Stellar has received a license to manufacture and sell NeoVisc, Uracyst and the Uracyst Test Kit in Canada from the TPD. These products are regulated under the Medical Devices Regulations of the Food and Drugs Act (Canada) and the regulations promulgated thereunder by TPD to ensure the safety and efficacy of medical devices for the Canadian public. The Company is in material compliance with all such regulations and was audited and approved ISO 13485:2003 certification on March 3, 2006.

Under the European License, Pohl-Boskamp is required to cause all Uracyst products offered for sale in Europe to be manufactured in accordance with all applicable laws including, without limitation, Council Directive 90/385/EEC of 20 June 1990 and Council Directive 93/42/EEC of 14 June 1993 concerning medical devices. See “ Products and Markets.”

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

Management of Stellar believes that the best strategic approach for the Company to take, with respect to the initiation of its United States approvals, is to take advantage of the pre-consultation process with the FDA reviewers, prior to the submission of the PMA application. A detailed and comprehensive scientific and medical package will be prepared by the Company for this consultation process and will include, among other things, the safety and efficacy information collected from the Canadian market. It is expected that substantial evidence to establish the chemical and physical equivalency of the Company’s products to existing products marketed in the United States will also be included. The FDA requires the completion of the clinical trials for the safety and efficacy of each therapeutic product before it will issue a PMA. Accordingly, the Company with its United States licensee has filed for and received an Investigational Device Exemption (“IDE”), from the FDA and expects to start clinical trials in the United States as soon as possible for NeoVisc and Uracyst once the current road blocks have been resolved.

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

Stellar anticipates that the FDA approvals required to market NeoVisc and Uracyst in the United States will be obtained around the end of 2008. There can be no assurance, however, that such FDA approvals will be obtained or that Stellar will be able to successfully market its products in the United States. Stellar expects that the costs associated with obtaining such FDA approvals will be approximately $4,000,000 (Cdn.) and $3,500,000 (Cdn.), respectively. As discussed below under “Future Product Development,” funding of these FDA approvals was the responsibility of Leitner.

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

      Future Product Development

Stellar believes that a well-targeted research and development program constitutes an essential part of its activities. Stellar is currently developing a number of new product line extensions, with the intention of expanding the indications for its current products, NeoVisc and Uracyst, and, ultimately, expanding into other product areas. However, Stellar’s efforts will be focused initially on developing strategic partners to assist Stellar in gaining regulatory approval in the United States for its NeoVisc and Uracyst related products. The United States submissions will be a priority for the Company, as management believes that the United States market offers significant opportunities for the sale of the Company’s products. The registration for all current products will likely require completion of clinical trials. Clinical work, done in Canada and the United States, can then be used for submissions for entry into other countries. In March 2004, Stellar entered into licence and supply agreements with Leitner for the development, marketing and sale of NeoVisc and Uracyst products in the United States. Under these agreements, Leitner also was required to fund the cost of the Company’s FDA approval process for NeoVisc and Uracyst.

For the years ended December 31, 2005 and 2004, the Company expensed approximately $608,957 and $659,759, respectively on in-house research and development activities.

Item 2.	Description of Property.

During October 2004, the Company moved its main office to 544 Egerton Street in London, Ontario, Canada by purchasing the property and building located at such address for $450,000. In connection therewith, the Company incurred additional costs of $168,989 for renovations to the office, packaging and warehouse space of approximately 10,600 square feet in the aggregate contained in the building. Stellar believes that its existing property is in good condition and suitable for the conducting of its business.

Item 3.	Legal Proceedings.

Stellar may periodically become subject to legal proceedings and claims arising in connection in business. The Company does not believe that there were any claims outstanding against it as of March 27, 2006 that will have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

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

			($) (USD)
		High		Low

2005	First Quarter	2.10		1.50
	Second Quarter	1.80		1.10
	Third Quarter	1.40		1.01
	Fourth Quarter	1.07		0.76

2004	First Quarter	1.78		0.64
	Second Quarter	2.27		1.35
	Third Quarter	2.19		0.86
	Fourth Quarter	2.02		1.19

2003	First Quarter	0.34		0.21
	Second Quarter	0.41		0.15
	Third Quarter	0.45		0.23
	Fourth Quarter	0.68		0.25

On March 27, 2006, the last reported per share sale price for the Common Shares on the OTC Bulletin Board was $1.01 (USD).

Since December 2000, the Common Shares have been listed and traded on the TSX Venture Exchange. The Common Shares are currently listed and trade on Tier 2 of the TSX Venture Exchange under the symbol “SLX.” The following table sets forth the high and low per share sale price expressed in Canadian Dollars for the Common Shares as reported by the TSX Venture Exchange.

			($) (Cdn.)
		High		Low

2005	First Quarter	2.45		1.80
	Second Quarter	2.00		1.35
	Third Quarter	1.50		1.20
	Fourth Quarter	1.20		0.85

			($) (Cdn.)
		High		Low

2004	First Quarter	2.28		0.85
	Second Quarter	3.00		1.90
	Third Quarter	2.80		1.95
	Fourth Quarter	2.44		1.75

2003	First Quarter	0.48		0.30
	Second Quarter	0.54		0.28
	Third Quarter	0.60		0.31
	Fourth Quarter	0.87		0.33

Holders

As at January 1, 2006, there were 29 holders of record of the Common Shares.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2005 with respect to Common Shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 10 - Executive Compensation.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights in Canadian Dollars (b)	Number of securites remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,540,000	1.56	896,635
Equity compensation plans not approved by security holders	__	__	__
Total	1,540,000	1.56	896,635

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

Recent Sales of Unregistered Securities

In February 2004, Stellar issued 4,088,794 Common Shares to SJ Strategic Investments LLC, a Tennessee limited liability company ("SJ"), for aggregate gross proceeds of approximately $4 million. At such time, this issuance represented approximately 19.9% of the issued and outstanding Common Shares, on a non-diluted basis.

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

Exemption from the registration provisions of the United States Securities Act of 1993, as amended (the “Securities Act”), for the issuance described above was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such issuance did not involve any public offering, the purchaser was sophisticated with access to the kind of information registration would provide and that such purchaser acquired such securities without a view towards distribution thereof.

In December 2003, Stellar entered into a financial advisory and consulting agreement with LMT Financial Inc., a company beneficially owned by a director and his spouse. Mr. Tenney currently serves as Chairman of the Board of Stellar. In consideration for services provided under this agreement, LMT Financial Inc. earned a fee of $72,000 (Cdn.) in 2005. This fee was satisfied in full through 12 monthly payments of $6,000 during 2005.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2005, neither Stellar nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any Common Shares.

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

(i)
SFAS No. 123(R). SFAS No. 123(R), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Effective January 1, 2003, the Company adopted the statement to account for its employee stock options under the fair market value method. See Note 8 - Capital Stock.

(ii)
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

(iii)
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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
 (in Canadian Dollars)

Revenues

For the year ended December 31, 2005, total revenues from all sources increased 6.0% to $1,942,251 compared to $1,832,325 in the same period during 2004. When revenue for 2004 is adjusted for a onetime licensing fee of $267,220 the revenue growth for 2005 is 24.1%.

This growth was negatively impacted by a NeoVisc batch recall in the fourth quarter. In November of 2005, the company experienced higher than anticipated reports of side effects with a NeoVisc batch. Since the NeoVisc process is relatively new, the Company chose to react on the side of caution and withdrew this batch from sale. This was a costly step in the short term but Stellar believed the right step to maintain Stellar’s excellent track record and reputation in the market. This batch was thoroughly reviewed by Stellar’s quality management team and was found to be within specifications for all control factors. A new batch of NeoVisc was released for sale in mid December has not experienced any abnormal responses. The marketing strategies implemented earlier this year are now having a positive impact on sales and we expect this to continue into 2006.

BladderChek sales remain flat as we continue to work on in market reimbursement issues. Strong clinical support out of the United States and growing physician support in Canada is expected to help turn this a round in 2006.

During 2005, the Company’s operating loss was $1,840,187 as compared to $1,441,226 in 2004.

Cost of Sales

For the year ended December 31, 2005, cost of sales were $450,591 (without the effect of the $159,390 for other product costs and the write-down) compared to $340,123 for the same period in 2004 or 27.7% of product sales, compared to 23.9% in 2004. The Company incurred costs of $159,390 associated with a product recall and obsolete inventory. During the last quarter of 2005, the cost of sales was negatively affected by the NeoVisc recall. Continued improvements in the manufacturing process have caused a marginal increase in the cost of goods sold, going forward the Company expects to see benefits from these processes, with these benefits showing in 2006.

Research and Development

Stellar continues to invest in research necessary to advancing its products into international markets. In 2005, the Company incurred $608,957 in research costs compared to $659,759 in 2004. These costs are amortized in Stellar’s Canadian statement as deferred manufacturing development costs, but under United States GAAP they cannot be amortized.

During 2005, the Company incurred costs of $550,471 for the continued development of manufacturing processes focused on the production of the high molecular weight NeoVisc. These expenditures incurred over the last two years on process development, will improve Stellar’s competitiveness in the global viscosupplement market. In the first quarter of 2005, Stellar began the process of implementing an open-label, community-based, clinical trial for Uracyst, which will assist the Company in demonstrating the effectiveness of Uracyst to physicians in the treatment of GAG deficient cystitis, such as IC. In 2005, the Company has incurred cost of $51,235 in developing this trial as well as $7,251 was issued to a consultant for services provided for a Uracyst study being conducted.

Business Development

Progress continues to be made as Stellar focuses on a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products. As previously referenced to in the overview, Stellar entered into five new out-licensing distribution agreements for its products in 2005; these include the distribution of NeoVisc in Turkey, Lebanon, and Kuwait and Uracyst agreements for distribution in China and Israel. The Company anticipates revenue from these agreements to commence during 2006.

In 2005, $20,000 was incurred in business and development to conduct a pharmico-economic review of BladderChek, for use in assisting the Company in attaining reimbursement programs for the product. These costs are included in selling, general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2005 were $2,418,918, compared to $2,185,329 for the same period in 2004. This increase includes the cost of $257,279 related to non-cash expenses for options issued to acquire common shares ("Common Shares") in the capital of the Company to consultants and the directors of the Company. In addition, the Company had costs of $212,098 related to consulting agreements, as well as legal costs associated to the Company’s name change. During this period, the Company incurred fee expenses to members of the board of directors, which totaled $42,666.

The Company’s ongoing commitment to increase sales and marketing activity in order to improve in-market sales has resulted in direct selling costs and marketing cost to increase by $36,922 over the same period in 2004. In addition, there have also been increased costs associated with business development and investor relations activities with $496,438 being expensed in 2005, in comparison to $287,553 in 2004, for a total increase of $163,485. These expenditures were in furtherance of the Company’s growth and are expected to aid Stellar considerably in attaining its long-term goals.

Change in the Company’s name, which became effective in January 2005 added non re-occurring legal costs of $7,795 to the selling, general and administrative expenses.

Interest income and expense

Interest revenue was $99,689 for the year ended December 31, 2005 as compared to $96,117 for 2004. These amounts include the investment of dividends, interest received on a short-term loan and the gain on a sale of short term investments. Cash will be maintained in liquid investments.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $2,108,755 at December 31, 2005 as compared with $3,172,870 at December 31, 2004. During 2005, the Company received aggregate exercise proceeds of $324,064 for 667,817 Common Shares issued upon the exercise of options for cash. There are 1,540,000 stock options outstanding.

At March 27, 2005, the Company did not have any outstanding indebtedness for borrowed money.

The Company entered into an agreement to acquire a building for $450,000. In addition, renovations to the building were $160,989. The Company moved into the upper office area of the building on October 22, 2004. The Company has delayed incurring expenses in relation to start up the packaging plant area until the demand for Stellar’s products in international markets increases and requires this investment. The Company financed the purchase from its own available cash resources.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, such revenue has not been sufficient to fund the Company’s research, development and marketing activities. Accordingly, the Company continued to incur losses in 2004 and drew from its holdings of cash, cash equivalents and short-term investments. However the Company does expect to be profitable in 2006 and to be able to fund its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 24 months.

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

Risks and Uncertainties

Stellar is subject to risks, events and uncertainties, or "risk factors", associated with being both a publicly-traded company operating in the biopharmaceutical industry, and as an enterprise with several projects in the research and development stage. Such risk factors could cause reported financial information to not necessarily be indicative of future operating results or of future financial position. The Company cannot predict all of the risk factors, nor can it assess the impact, if any, of such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause future results or financial position to differ materially from those reported or those projected in any forward-looking statements. Accordingly, reported financial information and forward-looking statements should not be relied upon as a prediction of future actual results.

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

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business, does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 27, 2006, the Company was not involved in any material unconsolidated SPE transactions.

Item 7.  Financial Statements.

The financial statements of the Company for 2005 and 2004, including the notes thereto, together with the report thereon of Mintz & Partners, LLP Chartered Accountants are attached to the end of this annual report and are hereby incorporated herein by reference.

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

Item 8B.     Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar as of March 27, 2006.

Name	Age	Positions
Peter Riehl	60	Director, President and Chief Executive Officer
Arnold Tenney	63	Chairman of the Board and Financial Advisor
John J. Kime	63	Director
David A. Rosenkrantz	48	Director
Robert H. Kayser	63	Director
Janice M. Clarke	45	Chief Financial Officer

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

Arnold Tenney, Chairman of the Board and Financial Advisor. Since 2002, Arnold S.. Tenney has been a financial consultant at Devine Entertainment Corporation ("Devine"), a children and family film production and development company. Proir to his position at Devine Mr. Tenney was Chief Executive Officer of ARC International Corporation from 1978 to 2000. ARC International Corporation was a developer of indoor ice arenas and tennis clubs, as well as an investment company involved in entertainment and cable television whose shares were traded on the American Stock Exchange until its liquidation in 2000. Mr. Tenney was a director and Chairman of the Board of Cabletel Communications from 1985 to 2000, which is a leading supplier of broadband equipment to the cable television industry whose shares currently trade on both the Toronto and American Stock Exchanges. Mr. Tenney was a director of Ballantyne of Omaha, Inc. from 1988 to 2000 and served as Chairman of the Board from 1992 to 2000. Ballantyne of Omaha, Inc. is a leading manufacturer of commercial motion picture projection equipment whose shares trade on the American Stock Exchange. Mr. Tenney served as a director for Phillip Services Inc., a Canadian metal recycling company, from 1998 to 2000. He served in the capacity as a representative of Mr. Carl Icahn.

Robert H. Kayser, Director. Robert H. Kayser spent 29 years in positions of increasing responsibility with Medtronic, Inc., the world's leading medical technology company providing lifelong solutions for people with chronic disease. He retired in 2001 as Director of Global Marketing, Cardiac Surgery Products, in Grand Rapids, MI. During his four-year tenure in this position, Mr. Kayser introduced more than 20 new products, and increased product revenue and market share. Prior to this, he served as Vice President, Pacing and Customer Education in Lausanne, Switzerland, where he implemented brand strategies and European customer education activities that resulted in higher market share for Medtronic’s cardiac pacing and electrophysiology product lines. From 1993-1996, he was General Manager, Medtronic UK, where he was responsible for all businesses and functions.

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

David A. Rosenkrantz, Director. Mr. Rosenkrantz is Chairman of Patica Corporation, a small-cap merchant bank based in Toronto, which focuses on junior growth companies and President of Patica Securities Ltd. He has over fifteen years experience in investment and merchant banking. Mr. Rosenkrantz has been involved in private and public financing and merger and acquisition transactions involving health care, real estate, oil and gas, and high technology companies. Mr. Rosenkrantz is a graduate of Carleton University and obtained his MBA from York University.

Janice M. Clarke, Chief Financial Officer. Ms. Clarke has over twenty years of office administration and financial management experience with proven abilities to implement and manage various financial systems and office procedures. Ms. Clarke joined Stellar Pharmaceuticals Inc. in August 2000 and currently manages its administrative and financial processes.

Board of Directors

The Board of Directors consists of five members. Directors serve for terms of one year or until their successors are duly elected or appointed.

Committees of the Board of Directors

The Company has established an Audit Committee and a Compensation Committee of the Board of Directors.

Audit Committee

The Audit Committee consists of Messrs. Rosenkrantz, Kayser and Kime, and is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit; reviewing the scope and results of the audit with the auditors, reviewing with management and the auditors the Company’s annual operating results; and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors’ independence. Mr. Kime who chairs this committee is a chartered accountant and provides financial expertise to the Audit Committee. Each Audit Committee member is an independent director of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires Stellar’s executive officers, directors and persons who beneficially own more than 10% of the Common Shares ("reporting persons") to file initial reports of ownership and reports of changes of ownership with the United States Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required to furnish Stellar with copies of all Section 16(a) forms they file.

The Company believes that certain of its officers and directors failed to file reports required by Section 16 (a) of the Exchange Act during 2005. The Company expects that these reports will be filed during 2006.

Code of Ethics

The Company has not adopted a code of ethics in light of its limited number of executive officers.

Item 10.	Executive Compensation.

Summary Compensation Table

The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

The following table sets forth all compensation earned during each of the three years included in the period ended December 31, 2005 by the Chief Executive Officer of Stellar, such individual being the only executive officer of Stellar whose total annual salary, bonus and other annual compensation exceeded $100,000 (USD).

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary ($)(Cdn.)	Bonus ($)(Cdn.)	Other Annual Compensation ($)(Cdn.)	Securities Underlying Options (#)
Peter Riehl, President & Chief Executive Officer	2005 2004 2003 2002	175,000 140,000 100,000 100,000	- - - -	- - - -	35,000 35,000 25,000 25,000

Employment Agreements and Termination of Employment

Effective as of September 1, 2000, Stellar entered into an employment agreement with Peter Riehl. Under Mr. Riehl’s employment agreement, Mr. Riehl agreed to serve as a director of Stellar and is employed as the President and Chief Executive Officer of Stellar.

Effective September 1, 2004, Mr. Riehl’s employment agreement provides for a gross annual remuneration of $175,000, plus standard dental and life insurance benefits. Mr. Riehl is also entitled to be reimbursed for all Company-related travel and other out-of-pocket expenses. Pursuant to his employment agreement, Mr. Riehl is further entitled to receive an annual bonus, at the discretion of the Board of Directors, in the form of cash and/or stock options, based upon the achievement of certain performance goals to be established by the Compensation Committee of the Board of Directors. The employment agreement is automatically renewable for successive one year terms unless and until notice of intent to terminate is given by either Mr. Riehl or Stellar at least three months prior to the expiration of the term. Notwithstanding the foregoing, in the event that Mr. Riehl’s employment is terminated, other than for cause, by the Company, Mr. Riehl is entitled to a lump sum payment equal to 200% of his then current base salary. In the event of any such termination, any unvested stock options held by the Mr. Riehl will immediately vest. Mr. Riehl has agreed to not compete with the Company for a period of two years from the date of the termination of his employment, irrespective of the cause of such termination.

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

All of the options granted under the Plan may be exercised within a maximum period of three and one-half years following the date of grant thereof. Subject to the Plan, the Board of Directors designates the recipients of options and determines the number of Common Shares covered by each option, the date of vesting of each option, the exercise price of each option, the expiry date and any other terms relating thereto, in each case, in accordance with applicable legislation and the rules and policies of the applicable securities regulatory authorities. The price at which the Common Shares may be purchased pursuant to the Plan may not be lower than the closing price of the Common Shares on the principal stock exchange where the Common Shares are listed on the date of grant. On June 29, 2005, the Company increased the number of options in the plan to 4,629,452 from 4,157,841; the maximum number of Common Shares that were issuable under the Plan may not exceed 4,629,452. The maximum number of Common Shares that may be granted to any person may not exceed 5% of the outstanding Common Shares.

As at March 27, 2006 the number of Common Shares which remain available for issuance under the Plan is 2,436,635, of which 896,635 Common Shares remain available for option grants.

The Plan has been approved by the Company’s shareholders.

Option Grants in Last Fiscal Year

An option to purchase 70,000 Common Shares was granted to Mr. Riehl during the fiscal year ended December 31, 2005. Of these options 35,000 were issued on May 12, 2005 with an exercise price of $1.66 expiring on May 12, 2008; the remaining 35,000 were issued on December 21, 2005 with an exercise price of $0.91 expiring on December 31, 2008.

Compensation of Directors

In 2005, the directors of the Company were entitled to receive cash compensation for serving in such capacity. The director acting as Chairman of the Board receives $10,000 annually. All other directors receive $6,000 annually. In addition, members of the Audit Committee receive $4,000 annually and members of the Compensation Committee receive $1,000 annually. Board members are eligible to participate in the Plan.

Each of Messrs. Tenney, Riehl, Kime, Rosenkrantz and Kayser has been granted options under the Plan to purchase 25,000 Common Shares in consideration for serving as a director of the Company. In addition Messrs. Tenney and Riehl received additional options to purchase 10,000 Common Shares for their duties as Chairman of the Board and Chief Executive Officer, respectively. These options were granted on May 12, 2005 with an exercise price of $1.66 and expire on May 12, 2008. In addition, on December 21, 2005 the company issued to the board members options to purchase additional Common Shares which is based on the same purchase quantities as those granted on May 12, 2008. These options have an exercise price of $0.91 and expire on December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of options by Mr. Riehl during the year ended December 31, 2005.

Name	Securities Acquired on Exercise (#)	Value Realized ($) (Cdn.)	Unexercised Options at December 31, 2005 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2005 ($) (Cdn.) Exercisable/ Unexercisable
Peter Riehl	25,000	$5,750	71,667/58,333	$8,250 / -$0 -

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

Directors’ and Officers’ Liability Insurance

The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers. The annual premium payable by the Company in respect of such insurance is $30,780 for 2006 compared to $38,610 in 2005. The total amount of insurance purchased for the directors and officers as a group in 2006 is $2,000,000 compared to $1,000,000 in 2005. The directors and officers are not required to pay any premium in respect of the insurance. The insurance policy does not contain deductibility provisions.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 27, 2006, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Chief Executive Officer and (B) all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Peter Riehl 14 Exmoor Pl. London, Ontario Canada N5X 3W2	3,569,741(1)	15.1%
Common Shares	Arnold Tenney 31 Maple Avenue Toronto, Ontario Canada M4W 2T8	989,200(2)	4.2%
Common Shares	Robert H. Kayser 156 McGarrel Drive London, Ontario Canada N6G 5E7	50,000(3)	0.2%
Common Shares	John J. Kime 138 Hunt Club Dr. London, Ontario Canada N6H 3Y7	200,000(4)	0.8%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	David A. Rosenkrantz 105 Adelaide Street West Toronto, Ontario Canada M5H 1P9	645,833(5)	2.7%
Common Shares	Janice Clarke 8664 Parkhouse Drive Mt. Brydges, Ontario Canada N0L 1W0	122,222(7)	0.5%
Common Shares	SJ Strategic Investments LLC 340 Edgemont Ave Suite 500 Bristol, Tennessee U.S.A 37620	5,188,794(6)	22.1%
Common Shares	All directors and executive officers (6 individuals)	5,576,996(8)	23.1%

(1)
Includes (i) 1,690,714 Common Shares owned by Mr. Riehl’s wife and (ii) currently exercisable options on 71,667 Common Shares granted under the Plan - See “Item 10. Executive Compensation. - Stock Option Plan.”

(2)
Includes (i) 622,700 Common Shares owned by LMT Financial Inc, a company beneficially owned by Mr. Tenney and his spouse ; (ii) 126,500 Common Shares owned by Arnmart Investments Limited, a company in which Mr. Tenney holds and equity interest; (iii) 85,000 Common Shares owned by Mr. Tenney’s spouse; (iv) currently exercisable options on 105,000 Common Shares granted under the Plan; (v) currently exercisable options on 50,000 Common Shares which were granted outside of the Plan. see “Item 12. Certain Relationships and Related Transactions.” See “Item 10. Executive Compensation. - Stock Option Plan,”

(3)	Includes (i) currently exercisable options on 50,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. - Stock Option Plan,”

(4)	Includes currently exercisable options on 115,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. - Stock Option Plan.”

(5)
Includes (i) 453,333 Common Shares owned by Mr. Rosenkrantz’s wife and (ii) currently exercisable options on 180,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. - Stock Option Plan”

(6)
Shares are directly owned by SJ, with John M. Gregory as the managing member deemed to have sole voting and dispositive power over the shares. Joan P. Gregory, Susan Gregory and James M. Gregory are deemed to be indirect beneficial owners of shares due to their financial interest in SJ.

(7)	Includes (i) currently exercisable options on 80,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. - Stock Option Plan,”

(8)
Includes (i) currently exercisable options on 374,167 Common Shares granted under the Plan and (ii) currently exercisable options on 50,000 Common Shares granted outside of the Plan. See “Item 10. Executive Compensation. - Stock Option Plan” and “Item 12. Certain Relationships and Related Transactions.”

Certain Relationships and Related Transactions.

As discussed in Item 5 of this annual report, the Company entered a fiscal advisory and consulting agreement on December 17, 2003, with LMT Financial Inc. (a company benefically owned by a director and his spouse) for services provided in 2005. Mr. Tenney currently serves as Chairman of the Board of Stellar.

Item 12.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description of Exhibit	Sequential Page Number
2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
10.1	United States Patent No. 6,083,933	*
10.2	Canadian Patent No. 2,269,260	*
10.3	License Agreement dated December 21, 2001 between the Company and G. Pohl-Boskamp GmbH & Co.	*
10.4	Consulting agreement dated February 21, 2001 between the Company and LMT Financial Inc.	*
10.5	Contract Services Agreement Inc. dated October 10, 2003 between the Company and Dalton Chemical Laboratories Inc.	**
10.6	Amended Agreement dated January 1, 2004 between the Company and LMT Financial Inc.	***
10.7	NeoVisc Licence and Supply Agreements dated March 24, 2004 between the Company and SJ Pharmaceuticals Inc.	***
10.8	Uracyst Licence and Supply Agreements dated March 24, 2004 the Company and SJ Pharmaceuticals Inc	***
10.9 10.10	Amending Consulting Agreement dated December 10, 2004 between the Company & LMT Financial Inc. Option Plan	*** ***
10.11 10.12 10.13	Amendment to Option Plan - 2001 Amendment to Option Plan - 2004 Amendment to Option Plan - 2005	*** *** ***
99.1 99.2	Certification of Chief Executive Officer Certification of Chief Financial Officer	**** ****

*	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB dated February 4, 2002.

**	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated April 26, 2003.

***	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated January 13, 2006

****	Filed as an exhibit Company’s 2005 Annual Report Form 10-KSB dated March 31, 2005.

(b) Reports on Form 8-K

Filed January 13, 2006 - 1st Qtr 2004 Financial Results
Filed January 13, 2006 - 2nd Qtr 2004 Financial Results
Filed January 13, 2006 - 3rd Qtr 2004 Financial Results

Item 14.	Principal Accountant Fees and Services.

Fees for Services Provided by Independent Auditors

Fees for all services provided by Mintz & Partners, LLP the Company’s independent auditors, for 2005 and 2004 were as follows:

Audit Fees.

Fees for services for fiscal years 2005 related to the annual financial statement audits and reviews of quarterly financial statements filed in the reports on Form 10-Q and statutory audits were approximately $72,000, compared to $65,000 in 2004.

Audit-Related Fees.

In addition to the Audit Fees, the company paid Kraft, Berger, Grill, Swartz & Cohen LLP approximately $4,500 in 2005 for tax advice services and review issues with regards to employee benefit issues and research & development credits.

Tax Fees.

Mintz & Partners, LLP fees for tax services for 2005 and 2004 are estimated to be $2,500. Kraft, Berger, Grill, Swartz & Cohen LLP fees for tax services in 2003 and 2002 were $1,500 and $1,750, respectively.

All Other Fees.

The Company generally does not engage Mintz & Partners, LLP for "other" services.

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

The Audit Committee of the board has recommended that Mintz & Partners, LLP be appointed as the company’s independent auditors for the fiscal year ending December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March30, 2006	Stellar Pharmaceuticals Inc. By: /s/Arnold Tenney ______________________________________ Name: Arnold Tenney Title: Chairman of the Board
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2006	By: /s/Arnold Tenney ______________________________________ Name: Arnold Tenney Title: Chairman of the Board
Date: March 30, 2006	By: /s/Peter Riehl _____________________________________ Name: Peter Riehl Title: President, Chief Executive Officer and Director
Date: March 30, 2006	By: /s/David A. Rosenkrantz ______________________________________ Name: David A. Rosenkrantz Title: Director
Date: March 30, 2006	By: /s/Robert H. Kayser _______________________________ Name: Robert H. Kayser Title: Secretary and Director
Date : March 30, 2006	By: /s/John J. Kime _______________________________ Name: John J. Kime Title: Director
Date: March 30, 2006	By: /s/Janice M. Clarke _______________________________ Name: Janice M. Clarke Title: Chief Financial Officer

CERTIFICATION
Pursuant to Rule 13a-14

I, Peter Riehl, the Chief Executive Officer of Stellar Pharmaceuticals Inc. (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Stellar International Inc.

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

Date: Date: March 30, 2006	By:	/s/ Peter Riehl
Peter Riehl
Title Chief Executive Officer

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

Date: Date: March 30, 2006	By:	/s/ Janice M. Clarke
Janice M. Clarke
Title Chief Financial Officer

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

STELLAR PHARMACEUTICLAS INC.

(Formerly Stellar International Inc.)

DECEMBER 31, 2005

CONTENTS

PAGE
FINANCIAL STATEMENTS

AUDITORS’ REPORT	1
BALANCE SHEETS	2
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CASH FLOWS	5
NOTES TO FINANCIAL STATEMENTS	6-23

AUDITORS’ REPORT

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

BALANCE SHEETS

(Canadian Funds)

AS AT DECEMBER 31

ASSETS
	2005	2004
CURRENT
Cash and cash equivalents (Note 3)	$2,108,755	$3,172,870
Accounts receivable	157,749	143,629
Inventories (Note 4)	288,337	336,491
Tax recoverable		38,131
Prepaid, deposits and sundry receivables (Note 5)	152,514	155,972
	2,707,355	3,847,093

PROPERTY, PLANT AND EQUIPMENT (Note 6)	959,999	951,860
OTHER ASSETS (Note 7)	46,187	16,431
	$3,713,541	$4,815,384

LIABILITIES
CURRENT
Accounts payable	$487,359	$342,624
Accrued liabilities	122,999	32,503
Deferred revenues	43,397	221,320
	653,755	596,447

CONTINGENCIES AND COMMITMENTS (Note 13)

SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 8)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value

ISSUED
23,470,190 Common shares (2004 - 22,802,373)	8,100,253	7,720,873
Paid-in capital options and warrants - outstanding	545,025	374,712
- expired	98,913	67,263
	8,744,191	8,162,848

DEFICIT	(5,684,405)	(3,943,911)
	3,059,786	4,218,937
	$3,713,541	$4,815,384

See accompanying notes to financial statements.

Approved on behalf of the Board:

/s/ Peter Riehl	/s/ Arnold Tenney
Director	Director

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Canadian Funds)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Number of		Paid in Capital Options
	Common	Common
	Shares	Shares	Outstanding	Expired	Deficit
	#	$	$	$	$

BALANCE,
December 31, 2003	16,350,412	2,624,238	239,945	67,263	(2,598,802)

Shares issued for cash	6,054,461	4,867,571	-	-	-
Shares issued for services	397,500	184,142	-	-	-
Options issued to consultants	-	-	25,688	-	-
Options exercised	-	17,388	(17,388)	-	-
Options issued to employees	-	-	154,000	-	-
Warrants exercised	-	27,533	(27,533)	-	-
Net loss for the year	-	-		-	(1,345,109)

BALANCE,
December 31, 2004	22,802,373	7,720,873	374,712	67,263	(3,943,911)

Shares issued for cash	667,817	324,064	-	-	-
Shares to be issued for services	-	-	-	-	-
Options issued to consultants	-	-	204,303	-	-
Options exercised	-	55,316	(55,316)	-	-
Options issued to employees	-	-	52,976	-	-
Options issued to employees
forfeited	-	-	(26,650)	26,650	-
Options issued to consultants
expired	-	-	(5,000)	5,000	-
Net loss for the year	-	-	-	-	(1,740,494)

BALANCE,
December 31, 2005	23,470,190	8,100,253	545,025	98,913	(5,684,405)

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

STATEMENTS OF OPERATIONS

(Canadian Funds)

	Years Ended December 31,
	2005	2004

PRODUCT SALES (Note 9)	$1,627,670	$1,425,351

COST OF GOODS SOLD	450,591	340,123

MARGIN ON PRODUCT SOLD	1,177,079	1,085,228

ROYALTIES & LICENSING REVENUE (Note 9)	314,581	406,974
WRITE-DOWN OF OBSOLETE INVENTORY	(36,238)	-
OTHER PRODUCT COST (Note 10)	(123,152)	-

GROSS PROFIT	1,332,270	1,492,202

EXPENSES
Selling, general and administrative	2,418,918	2,185,329
Research and development	608,957	659,759
Amortization	144,582	88,340

	3,172,457	2,933,428
LOSS FROM OPERATIONS	(1,840,187)	(1,441,226)

INTEREST AND OTHER INCOME	99,689	96,117

NET LOSS FOR THE YEAR	$(1,740,498)	$(1,345,109)

LOSS PER SHARE (Note 11)	$(0.08)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING	23,182,107	21,197,674

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

STATEMENTS OF CASH FLOWS

(Canadian Funds)

	Years Ended December 31,
	2005	2004
CASH FLOW PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the year	$(1,740,498)	$(1,345,109)
Amortization	144,582	88,340
Issuance of equity instruments for services rendered	257,279	336,752
	(1,338,637)	(920,017)
Change in non-cash operating assets and liabilities
Increase in accounts receivable	(14,120)	(100,531)
(Increase) decrease in inventories	48,154	(207,554)
Decrease (increase) in tax recoverable	38,131	79,577
(Increase) decrease in prepaid, deposits and
sundry receivables	3,458	(93,023)
Increase in accounts payable and
accrued liabilities	235,231	134,962
Decrease in deferred revenues	(177,923)	(78,526)
	(1,205,707)	(1,185,112)

INVESTING ACTIVITIES
Additions to property, plant and
equipment	(151,558)	(750,620)
Increase in other assets	(30,915)	(14,207)
	(182,473)	(764,827)
FINANCING ACTIVITIES
Issuance of common stock	324,064	4,867,572
	324,064	4,867,572
CHANGE IN CASH AND CASH EQUIVALENTS	(1,064,115)	2,917,633

CASH AND CASH EQUIVALENTS, begining of year	3,172,870	255,237

CASH AND CASH EQUIVALENTS, end of year	$2,108,755	$3,172,870

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

1.	DESCRIPTION OF BUSINESS

    Stellar Pharmaceuticals Inc. ("Stellar" or "Company") is a Canadian pharmaceutical company involved in the development and marketing of high quality, cost-effective, polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.  Effective January 1, 2005 the Company changed its name from Stellar International Inc. to Stellar Pharmaceuticals Inc. This name change is being made so that the Company’s name better reflects it underlying business.

Stellar also intends to develop additional healthcare products aimed at niche pharmaceutical markets.

The Company currently markets its products in Canada; however, its objective is to expand its sales and marketing efforts to the United States. Accordingly, the Company’s USA licensee is expected to conduct clinical trials necessary to obtain the required regulatory approvals for NeoVisc and Uracyst.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(a)	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase or are otherwise highly liquid. All cash and cash equivalents are under the custodianship of two major Canadian financial institutions.

(b)	ACCOUNTS RECEIVABLES

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. Therefore, the Company considers all its receivables to be fully collectible and accordingly no allowance for doubtful accounts is required.

(c)	REVENUE RECOGNITION

Sales are recognized when legal title to the goods has been passed to the customer and collection is reasonably assured. The Company has a "No Return" policy on the sale of its goods. Revenue from non-refundable up-front fees for the licensing of technology and products under agreements which do not require the Company to perform research or development activities or other significant future performance obligations is recognized at the time the agreement is executed. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

 STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no future obligation, the amount of the royalty fee is determinable and collection is reasonably assured.

(d)	INVENTORIES

Inventories are valued at the lower of cost and net realizable value with cost being substantially determined on a first-in, first-out basis.

(e)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Amortization is being provided for on a straight-line basis over the estimated useful life of the assets. The Company periodically compares the carrying value of property, plant and equipment to their net realizable values and charges income with any impairment to net assets. The estimated useful lives of the assets are as follows:

Asset Classification	Useful Life

Building	20 years
Computer and office equipment	5 years
Manufacturing equipment	5 years

(f)	OTHER ASSETS

Amortization of other assets is being provided for on the straight-line basis as noted below.

Asset Classification	Useful Life

Patents	17 years

Patents represent capitalized legal costs incurred in connection with applications for patents. For patents and applications that are abandoned, the company charges any remaining accumulated costs to expenses.

(g)	USE OF ESTIMATES

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

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	DEFERRED INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the accounting values of assets and liabilities and their related tax bases using current income tax rates.

(i)	STOCK-BASED COMPENSATION

The Company uses fair value based method of accounting for all its stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting
Standards No. 123.
(j)	FOREIGN CURRENCY TRANSACTIONS

Foreign currency transactions are recorded at the exchange rate in effect on the date of the transaction.

(k)	FOREIGN CURRENCY TRANSLATION

Monetary assets and liabilities are translated into Canadian dollars which is the functional currency of the company at the year-end exchange rate, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction. The resultant gains or losses are included in income. Non-monetary items are translated at historical rates.

(l)	RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Approved investment tax credits are netted against the related expenses.

(m)	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes. For the year ended December 31, 2004 and 2005, comprehensive income was the same as net earnings.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)	LOSS PER SHARE

Basic earnings (loss) per share are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the year, adjusted for any subdivision or consolidation.

Diluted earnings per share would be computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock. Diluted loss per share is not calculated when the effect would be antidilutive.

(o)	NON-MONETARY TRANSACTIONS

Shares issued for commercial transactions are valued based on the value of services provided.

3.	CASH AND CASH EQUIVALENTS

Consists of -	December 31,
	2005	2004

Cash	$169,974	$2,145,387
Short-term investments	1,938,781	1,027,483
	$2,108,755	$3,172,870

4.	INVENTORIES

Consists of -	December 31,
	2005	2004

Raw material	$71,131	$135,922
Finished goods	44,331	38,545
Packaging materials	27,457	45,299
Work in process	145,418	116,725
	$288,337	$336,491

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

5.	PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	December 31,
	2005	2004

Prepaid operating expenses	$81,761	$19,476
Deposit on manufactured goods	-	38,025
Materials for use in clinical trials	47,138	82,138
Director’s fees	-	16,333
Interest Receivable on Investments	23,615	-
	$152,514	$155,972

6.	PROPERTY, PLANT AND EQUIPMENT

	Cost	December 31, 2005 Accumulated Amortization		Net Carrying Amount
Land	$90,000	$		$$90,000
Building	536,759		30,663	506,096
Office Equipment	39,394		26,019	13,375
Manufacturing Equipment	542,061		267,889	274,172
Computer Equipment	108,454		32,098	76,356
	$1,316,668		$356,669	$959,999

	Cost	December 31, 2005 Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	520,989	4,286	516,703
Office Equipment	39,394	22,554	16,840
Manufacturing Equipment	480,476	166,787	313,689
Computer Equipment	34,252	19,624	14,628
	$1,165,111	$213,251	$951,860

7.	OTHER ASSETS

	Cost	December 31, 2005 Accumulated Amortization	Net Carrying Amount
Patents	$49,006	$2,820	$46,186
Goodwill	1	-	1
	$49,007	$2,820	$46,187

	Cost	December 31, 2005 Accumulated Amortization	Net Carrying Amount
Patents	$18,091	$1,661	$16,430
Goodwill	1	-	1
	$18,092	$1,661	$16,431

8.	CAPITAL STOCK

(a)	Common Shares

During the year, the Company issued 667,817 Common Shares that were issued to consultants, employees and directors, who exercised stock options, with an average price per share of approximately $0.49 for cash.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

8.	CAPITAL STOCK (continued)

	Number of Shares	$ Amount
Balance, December 31, 2003	16,350,412	$2,264,238
Issued for cash consideration	6,054,461	4,912,493
Issued for consulting services	397,500	184,142
Balance, December 31, 2004	22,802,373	7,720,873
Issued for cash consideration	667,817	379,380
Balance, December 31, 2005	23,470,190	$8,100,253

(b)	Shares to be Issued

Subsequent to the year end 2005 there were 2,500 Common Shares issued for consulting services rendered during 2005, with a value $2,275, which were outstanding for issuance at December 31, 2005 (2004 - $0).

(c)	Paid-in Capital Options and Warrants

The activities in the paid-in capital options and warrants are as follows:

Balance, December 31, 2003	$239,945
Options issued to consultants	25,688
Options issued to employees	154,000
Options exercised	(17,388)
Warrants exercised	(27,533)

Balance, December 31, 2004	374,712
Options issued to consultants	204,303
Options exercised	(55,316)
Options issued to employees	52,976
Options issued to employees forfeited	(26,650)
Options issued to consultants expired	(5,000)

Balance, December 31, 2005	$545,025

(d)	Warrants

	Number of	Exercise
	Shares	Price
Balance, December 31, 2003	550,667	$0.35 to 0.45
Exercised	(550,667)	$0.35
Balance, December 31, 2004 and 2005	0

 All outstanding warrants were exercised in 2004.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

8. CAPITAL STOCK (continued)

(e)	Stock Options

Under the terms of the Company's stock option plan ("Plan"), the Company is authorized to grant directors, officers, employees and others options to purchase Common Shares at prices based on the market price of shares as determined on the date of grant. On December 31, 2005, the maximum number of Common Shares that may be issued under the Plan was 4,629,452 (2004 - 4,157,841). Stock options become exercisable at dates determined by the Board or the Compensation Committee of the Board, with the term of an option not to exceed three and one-half years from the date of the grant of the option.

During the year ended December 31, 2005, the Company issued a total of 775,000 options. The Company issued 405,000 of these options to employees, officers and directors, which entitles the holder to purchase one Common Share of the Company for a price ranging from $0.91 to $1.66 per share at any time and from time to time until December 31, 2008. Compensation expense of $52,976 has been recognized in 2005 for services provided as selling, general and administrative expense, for 145,000 of these options, based on the fair value of the options. These options vest 1/6th at the end of each fiscal quarter in 2005, the remainder vest in 2006. In addition, remaining 260,000 of these options were granted at the end of the year for the service period beginning on January 1, 2006 and ending on December 31, 2006. These options will vest over a period of 18 months, with 50% vesting in 2006 and the remaining 50% vesting in 2007. Compensation expense for these options will be recorded in 2006 based on the fair value of the options. The Company also issued 370,000 options to consultants, which will vest on a quarterly basis over a 2 year term, of which 260,000 have vested in 2005. Each option entitles the holder to purchase one Common Share of the Company with prices ranging from $2.08 to $3.52 per share at any time and from time to time up to June 1, 2007. Consulting expense amounting to $204,303 has been recognized for services provided in 2005 as selling, general, and administrative expense based on the fair value of the options. The total number of options outstanding as at December 31, 2005 was 1,540,000.

The fair value of options in 2005 was estimated as $0.57 at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.93% - 3.47%
Expected life	3 years
Expected volatility	54% - 58.9%
Dividend yield	0%

During the year ended December 31, 2004, the Company issued a total of 465,000 options. The Company issued 315,000 of these options to employees, officers and directors, which entitles the holder to purchase one Common Share of the Company for a price ranging from $2.00 to $2.05

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

8.	CAPITAL STOCK (continued)

per share at any time and from time to time until April 2, 2007 . Compensation expense, amounting to $154,000, has been recognized for services provided in selling, general and administrative expense based on the fair value of the options issued.

The Company also issued 150,000 options to a consultant, which will vest on a quarterly basis over a 2 year term, of which 18,750 have vested in 2004. Each option entitles the holder to purchase one Common Share of the Company for price of $1.85 US per share at any time and from time to time up to September 1, 2006. Consulting expense amounting to $25,688 has been recognized based on the fair value of the options issued in the year for the services rendered and has been recorded to selling, general and administrative expense for 2004. The total number of options outstanding as at December 31, 2004 were 1,590,000.

The fair value of options in 2004 ranged from $0.28 to $1.37 estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2 .75%
Expected life	3 years
Expected volatility	36%
Dividend yield	0%

On June 29, 2005, pursuant to a resolution by the Board of Directors, the Company increased the number of options in the plan to 4,629,452 from 4,157,841.

The following table presents information relating to stock options outstanding and exercisable at December 31, 2005.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.33 to $0.79	375,000	.56 years	$0.47	375,000	$0.47
$0.80 to $1.99	400,000	2.5 years	1.18	48,334	1.66
$2.00 to $3.54	765,000	1.13 years	2.29	765,000	2.29
	1,540,000	1.35 years	$1.56	1,188,334	$0.85

The following table presents information relating to stock options outstanding and exercisable at December 31, 2004.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.23 to $0.52	660,000	1.02 years	$0.36	660,000	$0.36
$0.52 to $0.75	465,000	.93 years	0.71	465,000	0.71
$2.00 to $2.40	465,000	2.22 years	2.15	336,750	2.05
	1,590,000	1.35 years	$0.98	1,458,750	$0.85

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

8.	CAPITAL STOCK (continued)

The activities in options outstanding are as noted below:
	Options	Weighted Average Exercise Price
Balance, December 31, 2003	2,540,000	$0.50
Granted	465,000	2.03
Exercised	(1,415,000)	0.48
Balance, December 31, 2004	1,590,000	0.98
Granted	775,000	1.18
Exercised	(667,817)	0.49
Forfeited	(157,183)	1.33
Balance, December 31, 2005	1,540,000	$1.56

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income.

The weighted average fair value of options granted during the year ended December 31, 2005 was estimated to be $0.52 (2004 - $0.33).

9.	REVENUES

Revenue for the year includes products sold in Canada and, international sales of products and raw materials sold at cost to our European licensee. Revenue earned is as follows:

	December 31,
Products Sales	2005	2004
Domestic sales	$1,528,352	$1,378,369
International sales	86,346	41,622
Raw materials	2,132	2,169
Other revenue	10,840	3,191
Total Product Sales	$1,627,670	$1,425,351

Royalties & licensing revenue
Licensing fees	$2,923	$267,220
Royalty payments	311,658	139,754
Total Royalties & licensing revenue	$314,581	$406,974

The Company currently sells its own products and is in-licensing other products, in Canada. In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Lebanon, Malaysia, and Turkey. The continuing operations reflected in the statements of operations include Stellar’s activity in these markets.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

10.	OTHER PRODUCT COST

In November of 2005, the Company experienced higher than anticipated reports of side effects with one of its products, NeoVisc and withdrew this batch from sale. The Company has recorded $123,152 as other product cost.

11.	INCOME TAXES

Rate reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory income tax rate included in the statement of income follows:

Income tax expense (benefit) are comprised of:	2005	2004
Tax recovery at statutory rate at 36.12%	$(628,668)	$(485,853)
Tax deferral from timing differences on expenses	128,150	249,440
Non-deductible expenses	96,751	67,397
Non-recognition of tax benefit from net losses	403,767	169,016
	$-	$-

Deferred tax assets and liabilities reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their corresponding tax basis. Significant component of net deferred tax assets and liabilities is as listed below:

	2005	2004
Net operating loss carry-forward	$1,217,000	$948,000
Valuation allowance	(1,217,000)	(948,000)
	$0	$0

The valuation allowance was provided against the net deferred tax assets at December 31, 2005 due to uncertainties as to their ultimate realization.

Company has non-capital losses carry-forward for income tax purposes in the amount of $3,433,050 which may be applied against future years’ taxable income. The losses expire as follows:

2007	$178,425
2008	298,187
2009	705,490
2010	542,224
2014	706,270
1,002,454
$3,433,050

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

12.	LOSS PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the year are used to repurchase the Company's shares at the average share price during the period.

The following table sets forth the computation of loss per share:

	2005	2004
Numerator for loss per share available to common shareholders	$(1,740,498)	$(1,345,109)
Denominator for loss per share - weighted average shares outstanding	23,182,107	21,197,674
Loss per share	$(0.08)	$(0.06)

13.	CONTINGENCIES AND COMMITMENTS

(a) Legal Action

On May 2, 1997, a competitor claimed injunctive relief against the Company, as well as damages including aggravated, exemplary and punitive damages of $20,000,000 for breach of fiduciary duty breach of contract, misuse of confidential information, including breach of contract, interference with contractual interests, conversion, detinue and an accounting for the profits from such activities. In turn, the Company counterclaimed for a dismissal of the action and damages in the amount of $500,000, interest and costs.

During 2004, the lawsuit and counterclaim were dismissed on consent without costs by the Ontario Superior Court of Justice.

(b) Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.  The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three-year period, declining to 2% rate effective October 1, 2003 and this royalty will remain at 2% until the end of the agreement on September 30, 2008.

In February 2002, the Company entered into a royalty agreement for products which were introduced to the Company by a consultant. The agreement involves royalty payments, which will be paid based on gross dollar sales. The schedule for royalty payments is presently calculated on Skelite® sales as:

First $1,000,000 in sales - 3%
Second $1,000,000 in sales - 2%
All sales over $2, 000,000 - 1% out to the 5th year.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

13.	CONTINGENCIES AND COMMITMENTS (continued)

(c) License Agreements

During the year, the Company entered into the following new license agreements:

In July 2005, the Company entered into a license agreement with Innogen Ilac for the sale of NeoVisc in Turkey. In August 2005, the Company entered into a distribution agreement with TECHNIMED for the sale of NeoVisc in Lebanon. In September 2005, the Company entered into a license agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China. Each of these agreements is for a period of 3 years.

In November 2005, the Company entered into a license agreement with Al-Mohab Trading & Contracting for the sale of NeoVisc in Kuwait. This agreement is for a period of three years.

The Company also entered into a license agreement with Mega Pharm for the sale of Uracyst in Israel in December 2005. This agreement is for a period of five years.

On June 30, 2004, the Company signed a NeoVisc® license agreement with Triptibumis Sdn. Bhd. ("Triptibumis") for Malaysia, Singapore and Brunei. The Company will supply Triptibumis with NeoVisc in Canadian packaging at a set price for this market. The term of this agreement will continue for a period of three years and will be renewable for an additional three years, unless earlier terminated by either party in accordance with the agreement.

On August 17, 2004, the Company entered into a license agreement with Pharmore GmbH to sell NeoVisc in the German market. The Company will supply NeoVisc in a German package format at a set price. This agreement will require Pharmore to pay a 5% royalty on their net sales (gross sales less allowances and returns) in the German market. Pharmore will be responsible for all costs incurred in obtaining both German regulatory approval and registering the CE mark for NeoVisc, plus all sales, marketing and distribution costs. The term of this agreement is for a period of three years and will be renewable for an additional three years, unless earlier terminated by either party in accordance with the agreement.

The Company entered into two license agreements to grant the exclusive rights and license to use the methods and technical know-how for the purposes of developing, marketing and selling NeoVisc and Uracyst products in the United States. As provided in the agreements, the Company received non-recurring, non-refundable license fees which were recognized as income in 2004. These agreements commenced on March 24, 2004.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

13.	CONTINGENCIES AND COMMITMENTS (continued)

On December 28, 2001, the Company entered into a license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), to grant the exclusive rights and license to use the methods and technical know-how for the purposes of manufacturing, marketing and selling Uracyst-S products in specified territories in Europe. In consideration, the Company is to receive a combination of non-recurring, non-refundable license fees and royalty payments. The license fees are due upon the achievement of specified milestones.

One of the license fees was due upon signing of the agreement and was recognized as income during the fiscal year 2001, and the remaining license fees are recognized in income upon achievement of the specified milestones.

The royalties, which equal 17.5% of net sales of each quarter, are to be paid in arrears on or before the 45th day of each quarter with respect to net sales in the preceding quarter. Until such time as there are net sales aggregating three million dollars, only 7.5% of the 17.5% royalty will be paid to the Company with the balance of 10% of the royalty being credited against the license fee. The agreement will expire seven years after December 21, 2001 or unless earlier terminated by the parties in accordance with the agreement.

(d)	Distribution Agreement

In October 2003, the Company entered into an exclusive agreement with a company in the United States, to manufacture and distribute bladder cancer test kit products within the field and territory as defined in the agreement, for a five year period commencing January 1, 2004, in consideration for a technology access fee of US$10,000 and an initial order. Either party may terminate the agreement 30 days after delivery of written notice for failure to correct a material default under the agreement. The Company may terminate the agreement immediately, in the event that any conditions specified in the agreement are not satisfied.

The Company is subject to annual minimum product purchases and an annual marketing plan which will be approved by the United States company. The Company agreed to spend a minimum amount of $10,000, in marketing the products in each of the first two calendar years covered by the agreement.

(e)	Manufacturing Agreement

On April 20, 2004, the Company signed a manufacturing agreement with Dalton Chemical Laboratories, Inc. in Toronto, Ontario, Canada, to manufacture Stellar’s NeoVisc® product. The agreement is for five years and may be renewed only by a written agreement between the parties. This agreement, along with the agreement to manufacture Uracyst® previously made with Dalton, will allow the Company to expand the sale of its products in international markets.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

13.	CONTINGENCIES AND COMMITMENTS (continued)

(f)	Leases

The Company presently leases office equipment under operating leases. At December 31, 2005, the future minimum lease payments under operating leases are $4,429 (2004 - $5,600).

(g)	Consulting Agreements

In December 2004, the Company entered into two consulting agreements with investor relations firms, which included services, which would be rendered in 2005 and 2006. Under the terms of the agreements options of 250,000 were issued to the Equity Group and are exercisable at $2.07 per share with such options vesting quarterly in equal portions. Of these options 125,000 were for services provided in 2005 and the remaining 125,000 were granted for services to be provided in 2006. These options have a term expiring on June 1, 2007. In addition, 120,000 options were issued to FF Investors LLC. Of these 120,000 options, 40,000 are exercisable at $2.69 per share, 40,000 are exercisable at $3.11 per share and the final 40,000 options are exercisable at $3.52 per share. All of these 120,000 options vest quarterly in equal portions over the two years following the day of grant and have a term expiring on April 4, 2007.

In June 2004, the Company entered into an agreement with Basic Investors to provide management and financial consulting services to the Company. The term of this agreement is for a period of six months, which will continue until February 2006. This agreement will be satisfied in full by the issuance of monthly payments of $4,000US in cash, in arrears.

In May 2005, the Company entered into a research agreement with a major United States University. This program is on Bladder Urothelial research in interstitial cystitis and will cost the company $ 195,350 US dollars for the period May 2005 to May 2007. This cost will be divided into equal monthly payments for the term of the agreement.

14.	SIGNIFICANT CUSTOMERS

During the year, the Company had one customer that represented 34.4% of sales (2004 - 38.3%).

15.	RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement on December 10, 2004, with LMT Financial Inc. (“LMT”) (a company beneficially owned by a director and his spouse) for services to be provided in 2005. In consideration for the services, LMT was to be paid an annual fee of $72,000, which was satisfied in full by the issuance of monthly payments of $6,000 in cash.

In March 2005, the Company entered into Supply and Licensing Agreements with Leitner Pharmaceuticals LLC (formerly SJ Pharmaceuticals, Inc.), for NeoVisc and Uracyst in the United States.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

15.	RELATED PARTY TRANSACTIONS (continued)

In 2005, there was no revenue recognized from these agreements.

Leitner’s parent company, SJ Strategic Investments LLC, presently holds 22.1% of the Common Shares of the Company, which were acquired through private placements.

16.	FINANCIAL RISKS
(a)
Credit Risk
The Company is engaged in the sale of pharmaceutical products, typically to a small number of major customers, although the composition of this group of customers has changed from year to year. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

(b)
Concentration Risk

The Company's cash and cash equivalents are maintained with two Canadian banking institutions. Deposits held with these bank may exceed the amount of insurance provided on such deposits . ($60,000 per bank). Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

As at December 31, 2005 the Company had one customer which made up 40.5% of the outstanding accounts receivable, in comparison to two customers which made up 44.6% at December 31, 2004.

(c)  Currency Risk

The Company is subject to currency risk through its activities in the United States of America.

Unfavorable changes in the exchange rate may affect the operating results of the Company.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at December 31, 2005 and 2004.

(d)  Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these items.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

17.	RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

These financial statements where prepared in accordance with GAAP in the United States. The Company  has included the significant differences which would result if the Canadian GAAP were applied in the preparation of the Statement of Operations,  the Balance Sheet and the Statement of Cash Flows. These statements are as follows:

Statement of Operations

For the Year Ended December 31	2005	2004
Net income (loss), as reported under United States GAAP	$(1,740,498)	$(1,345,109)
Adjustments to arrive at Canadian GAAP
Research and development expense	490,694	718,878
Amortization expense	(135,901)	(28,290)
Net income (loss) based on Canadian GAAP	$(1,385,705)	$(654,521)

Earnings per share - United States GAAP net loss	$(0.08)	$(0.06)
- Impact on accounting change	0.01	0.03
- Canadian GAAP net loss	(0.07)	(0.03)

Balance Sheet

As at December 31	2005			2004
	United States	Increase	Canadian	United States	Increase	Canadian
	GAAP	(Decrease)	GAAP	GAAP	(Decrease)	GAAP

Current assets	$2,707,355	$-	$2,707,355	$3,847,093	$-	$3,847,093
Property plant and equipment	959,999	-	959,999	951,860	-	951,860
Other assets	46,187	1,180,521	1,226,708	16,431	825,728	842,159
	$3,713,541	$1,180,521	$4,894,062	$4,815,384	$825,728	$5,641,112

Current liabilities	653,755	-	653,755	596,447	-	596,447
Shareholders’ equity	3,059,786	1,180,521	4,240,307	4,218,937	825,728	5,044,665
	$3,713,541	$1,180,521	$4,894,062	$4,815,384	$825,728	$5,641,112

Statements of Cash Flows

For the Year Ended December 31	2005	2004
Cash flows for operating activities, as reported under United States GAAP	$(1,205,707)	(1,185,112)
Development costs deferred for Canadian purposes	490,694	718,878
Cash flows for operating activities, Canadian GAAP	$(715,013)	$(466,234)

Cash flows for investing activities, as reported under United States GAAP	$(182,473)	$(764,827)
Development costs deferred for Canadian GAAP purposes	(490,694)	(718,878)
Cash flows for investing activities, Canadian GAAP	$(673,167)	$(1,483,705)

For the Year Ended December 31	2005	2004
Cash flows for financing activities, as reported under United States GAAP	$324,064	$4,867,572
Change in cash and cash equivalents	(1,064,115)	2,917,633
Cash and cash equivalents, opening	3,172,870	255,237
Cash and cash equivalents, closing	$2,108,755	$3,172,870

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

17.	RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

Amortization of certain other assets is being provided for on the straight-line basis as noted below:

Asset Classification	Useful Life
Deferred development costs - products available for sale	5 years
Incorporation expenses	10 years

Deferred development costs relate to the development of the products, all of which were available for sale by the end of 2005. The Company continues to invest in research necessary to expand its products’ revenues. In 2005, the Company incurred manufacturing development costs associated with the development of its NeoVisc high molecular weight product. These costs are amortized as deferred manufacturing development costs for Canadian GAAP purposes but under United States GAAP they cannot be capitalized. Amortization in regards to these development costs starts once the product is ready for sale in the market.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

(a)
SFAS No. 123(R). SFAS No. 123(R), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Effective January 1, 2003, the Company adopted the statement to account for its employee stock options under the fair market value method. See Note 8 - Capital Stock.

(b)
SFAS No. 151. SFAS No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so normal.” Additionally, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. For fiscal years 2005 and 2004, the Company has not determined the impact of adopting this standard.

STELLAR PHARMACEUTICALS INC.

(Formerly Stellar International Inc.)

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

18.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

(c)
SFAS No. 153. SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Accounting Principles Board Opinion No. 29. “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will become effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. For fiscal years 2005 and 2004, the Company has not determined the impact of adopting this standard.

19.	SUBSEQUENT EVENTS

On March 27, 2006 Leitner Pharmaceuticals, LLC has relinquished their license rights for NeoVisc and Uracyst to Stellar.

20.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

This document was prepared on March 27, 2006 and should be read in conjunction with the December 31, 2005 financial statements of the Company.

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

OVERVIEW

Stellar Pharmaceuticals Inc. (formerly Stellar International Inc. "Stellar" or the "Company"), founded in 1994, is a Canadian pharmaceutical company involved in the development and commercialization of high quality, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis. Stellar also markets a test kit that confirms the existence of bladder lining defects in interstitial cystitis ("IC") (an inflammatory disease of the urinary bladder wall) patients and identifies those patients who should respond positively to the Company’s proprietary therapeutic product. Stellar’s product development strategy focuses on seeking novel applications for its product technologies in markets where its products demonstrate true cost effective therapeutic advantages. Stellar is also building revenues through in-licensing products for Canada that are focused on similar niche markets and out-licensing to international markets.

Stellar has developed and is marketing three products in Canada based on its core polysaccharide technology:
  (i)  NeoVisc®, for the treatment of osteoarthritis;
 (ii)  Uracyst®; for the treatment of IC, and;
(iii)  Uracyst® Test Kit, Stellar’s patented technology for the diagnosis of IC.

Stellar also has acquired the exclusive Canadian marketing and distribution rights for:
 (i)  Millenium Biologix Inc.’s Skelite™, a proprietary synthetic bone grafting product; and
(ii)  Matritech’s, NMP22® BladderChek®, a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer.

Stellar began selling Skelite to the Canadian market in February 2004 and NMP22 BladderChek in Canada, in October 2004. NMP22 BladderChek has had a small impact on 2005 sales but is expected to play a larger part in the sales mix going forward.

Effective December 2001, Stellar entered into a strategic licensing agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp") for the sale of Uracyst products in Europe. In December of 2003, Pohl-Boskamp received approval to begin selling Uracyst in Europe. Stellar is pleased to report that Pohl-Boskamp continues to make excellent sales progress in the European markets in which it currently sells Uracyst (Germany, Netherlands, Austria, UK and Scandinavian countries).

In June 2003, Stellar entered into distribution agreements with CMI Canada Medical Inc. and BurnsAdler Pharmaceuticals to sell Stellar’s products in the Middle East, Latin America and the Caribbean. Subsequently the distribution agreement with CMI was terminated due to performance issues. This allowed Stellar to move forward with other distribution agreements in this area as described below.

In March 2004, Supply and License Agreements were signed with Leitner Pharmaceuticals, LLC (formerly SJ Pharmaceuticals, Inc.) of Bristol, Tennessee for NeoVisc and Uracyst in the United States markets. Leitner has since returned these licensed rights to Stellar so that the Company may pursue agreements with companies that have a stronger focus in these niche markets.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. for Malaysia, Singapore and Brunei. The first shipment to this market was initiated in October 2004. Although a smaller market, this agreement adds to Stellar’s global expansion.

An additional licensing agreement for NeoVisc was signed with Pharmore GmbH in August 2004 for NeoVisc in the German market. In July 2005, Stellar agreed to release Pharmore from this licensing agreement due to a significant change in Pharmore’s business environment. Pharmore agreed to pay a portion of the costs to continue the registration process in Germany and Stellar expects to have a German registration and a CE mark in early 2006. The CE mark is expected to allow NeoVisc to quickly enter other European markets.

In June 2005, Stellar entered into an exclusive licensing agreement with INNOGEN İLAÇ SAN. TİC. LTD. ŞTİ. ("Innogen") for the sale of NeoVisc in Turkey. Sales of NeoVisc will not commence until Innogen is in receipt of all required approvals from Turkish authorities. Stellar believes that sales of NeoVisc in Turkey should commence in late 2006, with Stellar recognizing revenues from such sales in the fourth quarter of 2006. Viscosupplementation therapy is well established in Turkey, representing a market value in excess of US $12,000,000 per year.

In August 2005, Stellar signed a Licensing Agreement with TECHNIMED of Anteljas, Lebanon in respect of the distribution and sale of NeoVisc in Lebanon.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China. Stellar also entered into a licensing agreement with Mega Pharm for the sale of Uracyst in Israel in December 2005.

In November 2005, the Company signed a distribution agreement with Al-Mohab Co. (“Al-Mohab”) for the sale of NeoVisc® in Kuwait.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

FOURTH QUARTER 2005 HIGHLIGHTS

Revenues for the three month period ended December 31, 2005, from all sources increased 4.7% to $522,823 compared to $499,192 in the same period during 2004. This growth was negatively impacted by a NeoVisc batch recall in the 4th quarter. In November of 2005, the Company experienced higher than normal reports of side effects with a NeoVisc batch. Since the process being used was relatively new, the Company chose to react on the side of caution and withdrew this batch from sale. This was a costly step in the short term but Stellar believed the right step to maintain the Company’s excellent track record and reputation in the market. This batch was thoroughly reviewed by the Company’s quality management team and was found to be within specifications for all control factors. The Company is continuing its review of this batch. A new batch of NeoVisc was released for sale in mid-December 2005 and has not experienced any abnormal responses. The result of this incident dramatically depressed NeoVisc sales in the fourth quarter showing a decrease in sales in the Canadian market of 9.1% over the previous year. Furthermore, total revenue from product sales for the quarter was only up 2.9% compared to growth of 31.5% in the previous quarter due mainly to the NeoVisc recall in November. International NeoVisc sales, which were not impacted by this recall, increased 320.9% over the same quarter in 2004 driven by orders from newly licensed markets.

Uracyst sales grew by 10.9% for the quarter as the Canadian marketing focus on Uracyst has shown good results with Canadian sales growth of 7.1% for the quarter. Pohl-Boskamp, Stellar’s European licensee, continues to grow Uracyst sales in the European market and this growth is expected to accelerate with UK sales activity finally in place.

During this quarter, business development activities continue to focus on negotiations for in-licensing and out-licensing opportunities. In December 2005, Stellar entered into a licensing agreement with Mega Pharm for the sale of Uracyst in Israel and worked on an agreement with Al-Mohab Co. for the sale of NeoVisc in Kuwait (this agreement was signed in January 2006).  It is important to note the Company continues to experience costs associated with such negotiations for licensing agreements, with little off-setting revenues to date. Stellar expects an inflow of revenue from many of these agreements with initial revenues recorded in 2005 and building in 2006.

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2005

For the year ended December 31, 2005, total revenues from all sources increased 6.0% to $1,942,251 compared to $1,832,325 in the same period during 2004. When revenue for 2004 is adjusted for a one-time licensing fee of $267,220 the revenue growth for 2005 is 24.1%. This growth was negatively impacted by the NeoVisc batch recall as discussed above in the above review of the fourth quarter highlights. However, NeoVisc sales for the 12 month period ended Dec 31, 2005 still grew by 16.2 % compared to the same period for 2004.

In 2005, Uracyst revenue grew by 48.9% over 2004 due mainly to expanding sales in Europe. Canadian sales have returned to positive numbers in the later part of 2005, in Canada, due to a more focused marketing effort and this trend is expected to continue into 2006.

BladderChek sales growth remains as The Company continues to work on in-market reimbursement issues. Strong clinical support out of the United States and growing physician support in Canada is expected to help turn this trend around in 2006.

Gross profit for 2005 was up 8.8% to $1,332,270 compared to $1,224,982 (with a $267,220 one time license payment deduction) for 2004.

The Company’s operating loss increased to $1,840,187 in 2005 as compared to $1,708,446, (when adjusted for a $267,220 one time license payment deduction) for 2004.

During 2005, the Company incurred non-cash expenses totaling $257,279, of which $204,303 were for share options issued to consultants; this cost has been expensed to consulting fees in the period. The balance of $52,976 was related to share options granted to the Company’s directors and has been expensed to compensation. Stellar also incurred non-recurring costs of $159,390, which includes $22,516 for obsolete materials and $13,722 for expired product, which were recorded as write-down of obsolete inventory, respectively. The balance of these expenditures was related to the NeoVisc recall and was recorded as Other Product Costs on the statements.

Contributing to the increased costs were: R&D expenses of $608,957 for development work which includes $58,486 for Uracyst trials which started in May 2005; non-recurring cost of administrative fees of $7,975 associated with the Company’s name change and consulting fees of $145,190. Amortization cost increased in 2005 by $56,242, which is associated with manufacturing, computer systems and building improvements.

Cost of Sales

Cost of goods sold for the twelve month period ended December 31, 2005, was $450,591(without the affect of the 159,390 for other products cost right-down) or 27.7% of product sales compared to $340,123 or 23.9% of product sales in 2004. During the fourth quarter of 2005, the cost of sales was negatively affected by the NeoVisc recall. Continued improvements in the manufacturing process have caused a marginal increase in the cost of goods sold and going forward the Company expects to see benefits from these processes in 2006.

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the twelve month period ended December 31, 2005, the Company incurred $608,957, in research costs compared to $659,759 in 2004.

During 2005, the Company incurred costs of $550,471 primarily on the continued development of manufacturing processes focused on the production of high molecular weight NeoVisc. Expenditures incurred over the last two years on process development are expected to improve Stellar’s competitiveness in the global viscosupplement market. In the first quarter of 2005, Stellar began the process of implementing an open-label, community-based, clinical trial for Uracyst, which will assist Stellar in demonstrating the effectiveness of Uracyst to physicians in the treatment of GAG deficient cystitis, such as IC. To date, Stellar has spent $51,235 in developing this trial, which is being conducted by Queen’s University.

Business Development

Progress continues to be made as Stellar focuses on a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products. As previously referenced to in the overview, Stellar entered into five new out-licensing distribution agreements for its products in 2005; these include the distribution of NeoVisc in Turkey, Lebanon, and Kuwait and Uracyst agreements for distribution in China and Israel. We anticipate revenues from these agreements to commence during 2006.

In 2005, $20,000 was incurred in business and development to conduct a pharmico-economic review of BladderChek, for use in assisting the Company in attaining reimbursement programs for the product. These costs are included in selling, general and administrative expenses.

Selling, General and Administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2005 were $2,418,918, compared to $2,185,329 for the same period in 2004. This increase includes the cost of $257,279 related to non-cash expenses for options to acquire common shares ("Common Shares") in the capital of the Company issued to consultants and the directors of the Company. In addition, the Company had non-recurring costs of $153,160 related to consulting agreements, as well as legal costs associated to the Company’s name change. During this period, the Company incurred fee expenses to members of the board of directors, which totaled $42,666.

The Company’s ongoing commitment to increase sales and marketing activity in order to improve in-market sales has resulted in direct selling costs and marketing costs increasing by $36,922 over the same period in 2004. These expenditures were in furtherance of the Company’s growth and are expected to aid Stellar considerably in attaining its long-term goals.

INTEREST AND OTHER INCOME

Interest and other income for the year ended December 31, 2005 was $99,689 as compared to $96,117 during the same period in 2004. This amount includes the investment of dividends; interest received on a short-term loan and the gain on a sale of short term investments. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net loss	Loss per share

December 31, 2005	522,823	(486,385)	(0.02)
September 30, 2005	497,789	(453,165)	(0.02)
June 30, 2005	496,341	(347,312)	(0.02)
March 31, 2005	425,298	(454,655)	(0.02)
December 31, 2004	499,192	(374,488)	(0.02)
September 30, 2004	378,441	(564,487)	(0.03)
June 30, 2004	393,532	(372,427)	(0.01)
March 31, 2004	561,160	(33,707)	(0.002)

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following numbers can be found under the heading “Results of Operations for the Twelve Month Period Ended December 31, 2005”.

Income Statement for the year ended	2005	2004	2003

Total Revenue	$1,942,251	$1,832,325	$1,109,431
Cost of Goods Sold	450,591	340,123	216,609
Other Costs	159,390	-
Expenses	3,027,875	2,845,088	1,623,920
Loss before interest, amortization			(731,098)
and other income/expense	(1,695,605)	(1,352,886)
Net loss (1)	$(1,740,498)	$(1,345,109)	$(803,801)
- basic	(0.08)	0.06	(0.05)
- fully diluted	n/a	n/a	n/a

Notes: (1) The fully diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003

Cash and cash equivalents	$2,108,755	$3,172,870	$255,237
Total assets	3,713,541	4,815,384	899,735
Total liabilities	653,755	596,447	540,012
Cash Dividend declared per share	-	-	-

Shareholders’ Equity

- options and warrants	643,938	441,975	307,208
- capital stock	8,100,253	7,720,873	2,651,317
- deficit	(5,684,405)	(3,943,911)	(2,598,802)

Total Liabilities and shareholders equity	$3,713,541	$4,815,384	$899,735

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $2,108,755 at December 31, 2005 as compared with $3,172,870 at December 31, 2004. During the year ended December 31, 2005, the Company received aggregate proceeds of $324,064 in respect of 667,817 Common Shares issued upon the exercise of previously granted options.

At December 31, 2005, the Company did not have any outstanding indebtedness.

In June 2004, the Company entered into an agreement to acquire land and a building for $450,000, and the purchase was financed from its available cash resources. The Company moved into the upper office area of the building on October 22, 2004. Renovations to the building have totaled $176,759. The Company has delayed incurring expenses in relation to the start up the packaging plant area until the demand for Stellar’s products in international markets increases and requires this investment.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities. The Company continued to incur losses in 2005 and drew from its holdings of cash, cash equivalents and short-term investments; however, the Company expects to reach a profitable status by the end of 2006, thereby funding its future growth from the sale of its products, from milestone payments and from the royalty income resulting from out-licensing agreements for at least the next 24 months.

The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financing for companies such as Stellar is challenging and there can be no assurance that additional funding will become available by way of equity financing. Any additional equity financing may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including technology licensing, co-development collaborations, and other strategic alliances. Such funding, if obtained, may reduce the Company’s interest in its projects or products. Regardless, there can be no assurance that any alternative sources of funding will be available.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement on December 10, 2004, with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for services to be provided in 2005. Compensation under the agreement is $6,000 per month or $ 72,000 for fiscal 2005. Pursuant to this agreement LMT, assisted the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares. During the year ended December 31, 2005, the Company issued for cash 667,817 Common Shares to employees, directors, and consultants, who exercised stock options, with an approximate average price per share of $0.49. As of the date of this report, the Company had 23,470,190 Common Shares outstanding.

As of the date of this report, the Company had 1,540,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During 2005, the Company had one significant customer, a national wholesaler, which represented 34.4% of sales, in comparison to 38.3% in the same period for 2004.

OUTLOOK

As at March 27, 2006, the Company is debt free and had working capital of $1,782,521. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 24 months.

As discussed above under the heading "Liquidity and Capital Resources," the Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financings for companies such as Stellar is challenging, and there can be no assurance that additional funding by way of equity financing will be available. The failure of the Company to obtain additional funding on a timely basis may result in the Company reducing or delaying one or more of its planned research, development and marketing programs and reducing related personnel, any of which could impair the current and future value of the business. Any additional equity financing, if secured, may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including technology licensing, co-development collaborations, and other strategic alliances, which, if obtained, may reduce the Company’s interest in its projects or products. There can be no assurance, however, that any alternative sources of funding will be available.

RISKS AND UNCERTAINTIES

Stellar is subject to risks, events and uncertainties, or "risk factors", associated with being both a publicly-traded company operating in the biopharmaceutical industry, and as an enterprise with several projects in the research and development stage. Such risk factors could cause reported financial information to not necessarily indicate future operating results or future financial position. The Company cannot predict all of the risk factors nor can it assess the impact, if any, of such risk factors on its business, or the extent to which any factor, or combination of factors, may cause future results or financial position to differ materially from those reported or those projected in any forward-looking statements. Accordingly, reported financial information and forward-looking statements should not be relied upon as a prediction of future actual results.

Some of the risks and uncertainties affecting the Company, its business, operations and results include, but are not limited to: the Company’s dependence on a few customers and a few suppliers, the loss of any of which would negatively impact the Company’s operations; the need to develop and commercialize new products which will require further time-consuming and costly research and development, the success of which cannot be assured; the Company’s dependency on third parties for manufacturing, materials and for research, development and commercialization assistance and support; the Company’s dependency on assurances from third parties regarding licensing of proprietary technology owned by others; government regulation and the need for regulatory approvals for both the development and commercialization of products, which are not assured; uncertainty that the Company’s products will be accepted in the marketplace; rapid technological change and competition from pharmaceutical companies, biotechnology companies and universities, which may make the Company’s technology or products obsolete or uncompetitive; the need to attract and retain skilled employees; risks associated with claims of infringement of intellectual property and of proprietary rights; risks inherent in manufacturing (including up-scaling) and marketing; product liability and insurance risks; risks associated with clinical trials, including the possibility that trials may be terminated early, delayed or unsuccessful; exchange rate fluctuations; political, economic and environmental risks; the need for performance by buyers and suppliers of products; the Company’s dependency on performance by its licensees regarding the sale of our licensed-out products, NeoVisc and Uracyst; and the risk of unanticipated expenses or unanticipated reductions in revenue, or both, any of which could cause the Company to reduce, delay or divest one or more of its research, development or marketing programs.

SUBSEQUENT EVENT

On March 27, 2006 the Company was informed by Leitner Pharmaceuticals, LLC that it would relinquish their rights under the March 24, 2004 Licence Agreements. This will now allow Stellar to pursue Agreements with companies that have a stronger focus in these niche markets.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Stockholders of

Stellar Pharmaceuticals Inc. (Formerly Stellar International Inc.)

We have audited the accompanying balance sheets of Stellar Pharmaceuticals Inc. (Formerly Stellar International Inc.) as of December 31, 2005 and December 31, 2004, and the related statements of operations, shareholders’ equity, and cash flows for each of the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stellar Pharmaceuticals Inc. (Formerly Stellar International Inc.) as of December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Toronto, Ontario	/S/ MINTZ & PARTNERS LLP
March 23, 2006, except for Note 19 as to which	CHARTERED ACCOUNTANTS
the date is March 27, 2006