Form 10QSB
period 2006-03-31
STELLAR PHARMACEUTICALS INC
filed 2006-05-15
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________________
FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

March 31, 2006: 23,472,690

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

STELLAR PHARMACEUTICALS INC.

Date: April 25, 2006	By: /s/ Peter Riehl
Name: Peter Riehl Title: Chief Executive Officer