Form 10KSB/A
period 2004-12-31
STELLAR PHARMACEUTICALS INC
filed 2006-07-13
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
Yes X No ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [X]

State issuer’s revenues “from all sources” for its most recent fiscal year. $1,832,325 (Cdn.).

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

Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during 2004, 2003, 2002 and 2001.

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
At End of Year	0.8038	0.7738	.06631
Average	0.7689	0.7281	.06413
High	0.8493	0.7726	0.6618
Low	0.7159	0.6381	0.6199

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

In October 2003, the Company entered into an exclusive distribuition agreement with Matritech, Inc., to sell NMP22®BladderChek® ("BladderChek") in the Canadian market. BladderChek is a unique point of care diagnostic, used in the diagnosis and monitoring of bladder cancer.  In October 2004, Stellar commenced selling Bladder Chek in Canada.

 In March 2004, the Company entered into supply and license agreements with SJ Pharmaceuticals, Inc. (now Leitner Pharmaceuticals Inc.)("Leitner") of Bristol, Tennessee. Under these agreements, Leitner was granted an exclusive license to use certain of the Company’s methods and technical know-how for the purposes of developing, marketing and selling NeoVisc and Uracyst products in the United States.  In addition to an upfront payment made to the Company upon signing, these agreements will provide Stellar with milestone payments and an ongoing royalty stream from future sales of these products in the United States.  Leitner will be responsible for conducting clinical trials and obtaining regulatory approvals for these products in the United States.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. for Malaysia, Singapore and Brunei.  The first shipment to this market was initiated in October 2004.  Although this agreement covers a relatively small market, Stellar pursued this agreement to further its global expansion.

In August 2004, the Company entered into a licensing agreement with Pharmore GmbH for the sale of NeoVisc in the German market.  This agreement is expected to provide Stellar with access to the large European viscosupplement market.  Stellar also believes that this agreement will facilitate its efforts to obtain a CE mark for NeoVisc, a prerequisite to pursuing which further opportunities in other European countries.

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

Manufacturing

Stellar currently out sources the manufacturing of its products, other than Uracyst offered for sale in Europe, to a special sterile facility, operated by Dalton Chemical Laboratories Inc ("Dalton").  This facility, which is in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice ("cGMP") regulations, has sufficient excess capacity at present to meet the Company’s short and long term objectives.  The Company’s products offered for sale in Europe are manufactured by Pohl-Boskamp and its sublicensees.  See “- Products and Markets.”

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

		($) (USD)
2004		High	Low
	First Quarter	1.78	0.64
	Second Quarter	2.27	1.35
	Third Quarter	2.19	0.86
	Fourth Quarter	2.02	1.19

2003
	First Quarter	0.34	0.21
	Second Quarter	0.41	0.15
	Third Quarter	0.45	0.23
	Fourth Quarter	0.68	0.25

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

		($) (Cdn.)
2004		High	Low
	First Quarter	2.28	0.85
	Second Quarter	3.00	1.90
	Third Quarter	2.80	1.95
	Fourth Quarter	2.44	1.75

2003
	First Quarter	0.48	0.30
	Second Quarter	0.54	0.28
	Third Quarter	0.60	0.31
	Fourth Quarter	0.87	0.33

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights in Canadian Dollars (b)	Number of securites remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	__	__	__
Equity compensation plans not approved by security holders	1,590,000.98		1,042,841
Total	1,590,000.98		1,042,841

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

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)(Cdn.)	Bonus ($)(Cdn.)	Other Annual Compensation ($)(Cdn.)	Securities Underlying Options (#)

Peter Riehl,	2004	140,000	-	-	35,000
President & Chief	2003	100,000	-	-	25,000
Executive Officer	2002	100,000	-	-	25,000

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of options by Mr; Riehl during the year ended December 31, 2004.

Name	Securities Acquired on Exercise (#)	Value Realized ($) (Cdn.)	Unexercised Options at December 31, 2004 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2004 ($) (Cdn.) Exercisable/Unexercisable
Peter Riehl	245,000	379,750	85,000/0	-$0- / -$0 -

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Peter Riehl 14 Exmoor Pl. London, Ontario Canada N5X 3W2	3,499,741(1)	15.3%

Common Shares	Arnold Tenney c/o LMT Financial 31 Maple Avenue Toronto, Ontario Canada M4W 2T8	914,200(2)	4.0%

Common Shares	Steven H. Goldman 22 Vesta Dr. Toronto, Ontario Canada M5P 2Z5	628,669(3)	2.8%

Common Shares	John J. Kime 138 Hunt Club Dr. London, Ontario Canada N6H 3Y7	150,000(4)	0.7%

Common Shares	David A. Rosenkrantz c/o Patica Corporation 105 Adelaide Street West Toronto, Ontario Canada M5H 1P9	608,333(6)	2.7%

Common Shares	Doug Froom 4216 Spruce Ave. Burlington, Ontario Canada L7L 1L2	128,600(5)	0.6%

Common Shares	Janice Clarke 8664 Parkhouse Drive Mt. Brydges, Ontario Canada N0L 1W0	102,222(8)	0.4%

Common Shares	SJ Strategic Investments LLC 340 Edgemont Ave Suite 500 Bristol, Tennessee U.S.A 37620	5,188,794(7)	22.8%

Common Shares	All directors and executive officers (7 individuals)	5,903,0375(9)	26.5%

(1)

Includes (i) 1,681,454 Common Shares owned by Mr. Riehl’s wife and (ii) currently exercisable options on 60,000 Common Shares granted under the Plan - See “Item 10.  Executive Compensation. – Stock Option Plan.”

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

Item 12.  Certain Relationships and Related Transactions.

As discussed in Item 5 of this annual report, the Company entered a fiscal advisory and consulting agreement on December 17, 2003, with LMT Financial Inc. a company controlled by Mr. Tenney’s wife, for services provided in 2004.  Mr. Tenney currently serves as Chairman of the Board of Stellar.  In addition to the Common Shares issued to LMT Financial Inc., LMT Financial Inc. was granted an option to acquire up to 200,000 Common Shares, at an exercise price of $0.75 per share in 2003.

As discussed in Item 1 of this annual report, the Company entered into Supply and Licensing Agreements with SJ Pharmaceuticals, Inc., for NeoVisc and Uracyst in the United States.

SJ Pharmaceuticals, Inc. (now Leitner Pharmaceuticals Inc.)("Leitner") of Bristol, Tennessee is a Tennessee corporation and wholly-owned subsidiary of SJ Strategic Investments LLC.  SJ Pharmaceuticals, Inc. is a newly-formed specialty pharmaceutical company focused on acquiring and in-licensing exclusive pharmaceuticals which are new or have been under-promoted in the United States, its territories and possessions.  Its parent company, SJ Strategic Investments LLC, presently holds 22.8% of the Common Shares of the Company, which were acquired through private placements.

Under the terms of the licensing agreements, the Company will receive from Leitner, an aggregate of $1,500,000 USD for each of the licence agreements.  In 2004, the Company received $100,000 USD in non-refundable upfront fees upon the signing of each of the agreements, for a total of $200,000 USD. Milestone payments of $700,000 USD for each agreement will be received upon receipt of FDA approval and an additional $700,000 USD will be received upon evidence of the first commercial sale of product in the territory. Leitner will be responsible for conducting clinical trials and obtaining regulatory approvals for these products in the United States.  In addition, the Company will receive 10% royalties for all product sold in the territory.  The Company does not expect royalty revenues from these agreements to occur until sometime in 2007.

Item 13.  Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit No.	Description of Exhibit
3(i) A	Articles of Incorporation of the Company	*
3(i) B	First Articles of Amendment	*
3(i) C	Second Articles of Amendment	*
3(ii)	By-Laws of the Company	*
4.1	Specimen Form of Common Share Certificate	*
10.1	United States Patent No. 6,083,933	*
10.2	Canadian Patent No. 2,269,260	*
10.3 10.4 10.5 10.6

Employment Agreement of Peter Riehl dated September 1, 2000

Option Plan

License Agreement dated December 21, 2001 between the Company and G. Pohl-Boskamp GmbH & Co.

Consulting agreement dated February 21, 2001 between the Company and LMT Financial Inc.

* * *
10.7	Amendment to the Option Plan - 2001	*
10.8	Uracyst Services Agreement dated October 10, 2003 between the Company and Dalton Chemical Laboratories Inc.	*
10.9	Amended Agreement dated January 1, 2004 between the Company and LMT Financial Inc.	*
10.10	NeoVisc License (i) and Supply Agreements (ii) dated March 24, 2004 between the Company and SJ Pharmaceuticals, Inc.	*
10.11	Uracyst License (i) and Supply Agreements (ii) dated March 24, 2004 the Company and SJ Pharmaceuticals, Inc.	*
10.12	NeoVisc Services Agreement dated April 20, 2004 between the Company and Dalton Chemical Laboratories Inc.	*
10.13 10.14 10.15	Amendment to the Option Plan - 2004 Amending Consulting Agreement dated December 10, 2004 between the Company & LMT Financial Inc. Amendment to the Option Plan - 2005	* * * *
31.1 31.2 32.1 32.2

Certification of  the Chief Executive Officer pursuant to  rule 13a-14(a)

under the Securities Exchange Act of 1934, as amended

Certification of  the Chief Financial Officer pursuant to  rule 13a-14(a)

under the Securities Exchange Act of 1934, as amended

Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss/1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss/1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * * *

*Attached as an exhibit hereto.

(b)

Reports on Form 8-K

Filed January 13, 2006.

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

Date: July 12, 2006	Stellar International Inc. By: /s/Arnold Tenney ______________________________________ Name: Arnold Tenney Title: Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2006	By: /s/Arnold Tenney ______________________________________ Name: Arnold Tenney Title: Chairman of the Board
Date: July 12, 2006	By: /s/Peter Riehl _____________________________________ Name: Peter Riehl Title: President, Chief Executive Officer and Director
Date: July 12, 2006	By: /s/David A. Rosenkrantz ______________________________________ Name: David A. Rosenkrantz Title: Director
Date: July 12, 2006	By: /s/Robert H. Kayser _______________________________ Name: Robert H. Kayser Title: Director
Date : July 12, 2006	By: /s/John J. Kime _______________________________ Name: John J. Kime Title: Director
Date: July 12, 2006	By: /s/Janice M. Clarke _______________________________ Name: Janice M. Clarke Title: Chief Financial Officer