Form 10QSB
period 2006-06-30
STELLAR PHARMACEUTICALS INC
filed 2006-08-14
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the period ended June 30, 2006

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______________to ________________.

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

June 30, 2006: 23,622,690

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STELLAR PHARMACEUTICALS INC.

JUNE 30, 2006

CONTENTS

PAGE

PART I
ITEM 1 CONDENSED INTERIM FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS	3

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND DEFICITS	4

CONDENSED INTERIM STATEMENTS OF CASH FLOWS	5

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS	6-15

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	16-22

ITEM 3 CONTROLS AND PROCEDURES	22

PART II
OTHER INFORMATION	23

STELLAR  PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Canadian Funds)

ASSETS
	As at	As at
	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
CURRENT
Cash and cash equivalents (Note 2)	$1,300,245	$2,108,755
Accounts receivable, net of allowance $0 (2005 - $0)	227,385	157,749
Inventories (Note 3)	281,731	288,337
Prepaid, deposits, and sundry receivables (Note 4)	102,520	152,514
	1,911,881	2,707,355

PROPERTY, PLANT, AND EQUIPMENT (Note 5)	909,227	959,999

OTHER ASSETS (Note 6)	45,509	46,187
	$2,866,617	$3,713,541
LIABILITIES

CURRENT
Accounts payable	$225,769	$487,359
Accrued liabilities	35,062	122,999
Deferred revenues	-	43,397
	260,831	653,755
SHAREHOLDERS’ EQUITY

CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable, and retractable preferred shares with no par value

Unlimited Common shares with no par value

ISSUED
23,622,690 Common shares (2005 – 23,470,190)	8,151,428	8,100,253
Paid-in capital options - outstanding	626,221	545,025
- expired	98,913	98,913
DEFICIT	(6,270,776)	(5,684,405)
	2,605,786	3,059,786
	$2,866,617	$3,713,541

See accompanying notes to financial statements.

Approved on behalf of the Board:

/s/Peter Riehl	/s/Arnold Tenney
DIRECTOR	DIRECTOR

STELLAR  PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND DEFICITS
(Canadian Funds)

(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ended June 30		Ended June 30
	2006	2005	2006	2005

PRODUCT SALES (Note 8)	$336,828	$421,459	$693,480	$780,914
COST OF GOODS SOLD	83,707	91,586	214,477	185,619
MARGIN ON PRODUCT SOLD	253,121	329,873	479,003	595,295

ROYALTY AND LICENSING REVENUES	103,454	74,882	192,719	140,725

GROSS PROFIT	356,575	404,755	671,722	736,020

EXPENSES
Selling, general, and administrative	$493,368	$643,370	1,079,596	1,256,374
Research and development	67,716	91,450	123,493	284,685
Amortization	38,954	34,681	78,351	67,682
	600,038	769,501	1,281,440	1,608,741

LOSS FROM OPERATIONS	(243,463)	(364,746)	(609,718)	(872,721)

INTEREST AND OTHER INCOME	11,136	17,434	23,347	70,754

NET LOSS FOR THE PERIOD	(232,327)	(347,312)	(586,371)	(801,967)

DEFICIT, beginning of period	(6,038,449)	(4,398,566)	(5,684,405)	(3,943,911)

DEFICIT, end of period	$(6,270,776)	$(4,745,878)	$(6,270,776)	$(4,745,878)

LOSS PER SHARE (Note 9)	$(0.01)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 9)	23,494,283	23,159,131	23,483,367	23,089,571

See accompanying notes to financial statements.

STELLAR  PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Canadian Funds)

(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ended June 30		Ended June 30
	2006	2005	2006	2005
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the period	$(232,327)	$(347,312)	$(586,371)	$(801,967)
Amortization	38,954	34,681	78,351	67,682
Issuance of shares and options
for services rendered	44,315	67,851	81,196	120,936
	(149,058)	(244,780)	(426,824)	(613,349)

Change in non-cash operating assets and liabilities
Accounts receivable	(48,159)	15,658	(69,636)	8,642
Inventories	48,237	47,144	6,606	146,586
Tax recoverable	-	12,049	-	38,131
Prepaid, deposits, and sundry receivables	31,884	22,056	49,994	(33,515)
Accounts payable and accrued liabilities	(207,882)	(53,573)	(347,252)	(84,724)
Deferred revenues	(600)	(43,324)	(43,397)	(81,748)
	(325,578)	(244,770)	(830,509)	(619,977)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(18,901)	(74,066)	(26,901)	(104,136)
Additions to other assets	-	-	-	(4,492)
	(18,901)	(74,066)	(26,901)	(108,629)

FINANCING ACTIVITIES
Issuance of common stock	48,900	25,100	48,900	144,068

CHANGE IN CASH AND CASH
EQUIVALENTS	(295,579)	(293,736)	(808,510)	(584,537)

CASH AND CASH EQUIVALENTS,
beginning of period	1,595,824	2,882,069	2,108,755	3,172,870

CASH AND CASH EQUIVALENTS,
end of period	$1,300,245	$2,588,333	$1,300,245	$2,588,333

See accompanying notes to financial statements.

STELLAR  PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2006

1.

BASIS OF PRESENTATION

These condensed interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended December 31, 2005.  They do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with United States generally accepted accounting principles.  These financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements for the year ended December 31, 2005.

The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position as at June 30, 2006 and December 31, 2005, and the results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005.

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

c)

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes.  For the three and six month periods ending June 30, 2006 and 2005, comprehensive income was the same as net earnings.

2.

CASH AND CASH EQUIVALENTS

Consists of -
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Cash	$102,641	$169,974
Short-term investments	1,197,604	1,938,781
	$1,300,245	$2,108,755

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2006

3.

INVENTORIES

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Raw material	$68,202	$71,131
Finished goods	92,021	44,331
Packaging materials	36,908	27,457
Work in process	84,600	145,418
	$281,731	$288,337

4.

PREPAID, DEPOSITS, AND SUNDRY RECEIVABLES

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Prepaid operating expenses	$57,216	$81,761
Materials for use in clinical trials	42,139	47,138
Interest receivable on investments	3,165	23,615
	$102,520	$152,514

5.

PROPERTY, PLANT AND EQUIPMENT

		June 30, 2006
		(Unaudtied)

	Cost	Accumulated Amortization	Net Carrying Amount

Land	$90,000	$-	$90,000
Building	560,927	44,262	516,665
Office Equipment	39,394	27,752	11,642
Manufacturing Equipment	544,794	320,434	224,360
Computer Equipment	108,454	41,894	66,560
	$1,343,569	$434,342	$909,227

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2006

		December 31, 2005
		(Audited)

	Cost	Accumulated	Net Carrying
		Amortization	Amount

Land	$90,000	$-	$90,000
Building	536,759	30,663	506,096
Office Equipment	39,394	26,019	13,375
Manufacturing Equipment	542,061	267,889	274,172
Computer Equipment	108,454	32,098	76,356
	$1,316,668	$356,669	$959,999

6.

OTHER ASSETS

		June 30, 2006
		(Unaudited)

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Patents	$49,006	$3,498	$45,508
Goodwill	1	-	1
	$49,007	$3,498	$45,509

		December 31, 2005
		(Audited)

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Patents	$49,006	$2,820	$46,186
Goodwill	1	-	1
	$49,007	$2,820	$46,187

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2006

7.

CAPITAL STOCK

(a)

Common Shares

During the six month period ended June 30, 2006, the Company issued 152,500 Common Shares, of which 150,000 were issued for options exercised by directors, officers and employees with an average exercise price of $0.33.  The remaining 2,500 were issued to a consultant for services rendered, with an average price per share of $0.91.

	Number of	$
	Shares	Amount

Balance, December 31, 2005	23,470,190	$8,100,253
Issued for services	2,500	2,275
Balance, March 31, 2006	23,472,690	$8,102,528
Issued for options exercised	150,000	48,900
Balance, June 30, 2006	23,622,690	$8,151,428

(b)

Paid-in Capital Options

The changes to the paid-in capital options are as follows:

Balance, December 31, 2005	$545,025
Options issued to consultants/employees/directors	36,881
Balance, March 31, 2006	$581,906
Options issued to consultants/employees/directors	44,315
Balance, June 30, 2006	$626,221

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2006

(c)

Stock Options

During the six month period ended June 30, 2006, there were no stock options granted. The Company recorded $81,196 (June 30, 2005 - $120,937) for options granted in 2005 which vest quarterly over an 18 month term. Of these options the Company expensed $58,404 (June 30, 2005 - $0) to stock option – employee compensation as selling, general, and administrative costs for options issued to directors, officers and employees.  The remaining $22,792 (June 30, 2005 - $120,937) was related to options issued to consultants; these were expensed as selling, general, and administrative costs.

The total number of options outstanding at June 30, 2006 was 1,385,000 (December 31, 2005 – 1,540,000).  During 2006 there were 5,000 options which had not yet vested and were forfeited by an employee who has left the Company.

On June 30, 2006, the maximum number of Common Share options that may be issued under the plan is 4,629,452 (December 31, 2005 – 4,629,452).

The average fair value of options expensed during the period ended June 30, 2006 was estimated at $0.28 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	2.93% - 3.89%
Expected life	3 years
Expected volatility	41.2% - 58.9%
Dividend yield	0%

(d)

Paid in Capital Options

Paid in Capital Options includes outstanding stock options amounting to $626,221 and expired stock options of $98,913 at June 30, 2006 (December 31, 2005 - $545,025 and $98,913, respectively).

8.

REVENUES

Revenue for the six month period includes products sold in Canada, international sales of products and raw materials sold at cost to our European licensee.  The Company has used estimates for its calculation of royalty revenues from the European licensee sales, as these sales numbers were not available to the Company at the time of this reporting.  The licensee is not required to report these sales numbers to the Company until 45 days subsequent to the end of quarter at which payment is also received.  This estimate is based on historical experience and is predictable based on trends set.  The total of this estimate for the three month period ended June 30, 2006 is $102,000.  Any adjustments due to a difference in sales form the estimate will be treated as a current period adjustment.  Revenue earned for the six month period is as follows:

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2006

	Unaudited
	June 30,
	2006	2005

Products sales
Domestic sales	$649,856	$748,739
International sales	41,459	30,532
Other revenue	2,165	1,643
	$693,480	$780,914
Royalties & licensing revenue
Royalty payments	$192,719	$140,725

9.

LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of Common Shares outstanding for the six month period ended June 30, 2006 totaling 23,483,367 shares (June 30, 2005-23,089,571).

The diluted loss per share is not computed when the effect would be anti-dulitive. The following table sets forth the computation of loss per share:

	2006	2005

Numerator for net loss per share available to common shareholders	$(586,371)	$(801,967)
Denominator for basic earnings (loss) per share –
Weighted average common shares outstanding	23,483,367	23,089,571
Loss per share	$(0.02)	$(0.03)

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2006

10.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.   The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three year period, declining to a 2% rate effective October 1, 2003. This royalty will remain at 2% until the end of the agreement on September 30, 2008. In this quarter, royalty payments were $1,139 (June 30, 2005 - $945).  The total royalty payments for the sixth month period ended June 30, 2006 were $2,395 (June 30, 2005 - $1,834).

In February 2002, the Company entered into a royalty agreement for products which were introduced to the Company by a consultant.  The agreement involves royalty payments, which will be paid based on gross dollar sales.   The schedule for royalty payments is presently calculated on SkeliteTM sales as follows:

First $1,000,000 in sales – 3%

Second $1,000,000 in sales – 2%

All sales over $2,000,000 – 1% out to the 5th year.

(b)

License Agreements

There are no changes to the licensing agreements as disclosed in Note 13 (c) of the annual financial statements for the 2005 fiscal year.

(c)

Distribution Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (d) of the annual financial statements for the 2005 fiscal year.

(d)

Manufacturing Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (e) of the annual financial statements for the 2005 fiscal year.

(e)

Leases

The Company presently leases office equipment under operating leases.  At June 30, 2006, the future minimum lease payments under operating leases are $2,930 (December 31, 2005 - $4,429).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2006

11.

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2006, the Company had one customer that represented 35.2% of sales (June 30, 2005 – 32.5%).  During the six month period ended June 30, 2006, the Company had one customer that represented 34.4% of sales (June 30, 2005 – 32.6%).

12.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in 2006. Compensation under the agreement is $6,000 per month.  For the six month period ended June 30, 2006, the Company has recorded $36,000 (2005 - $36,000) as selling, general and administrative costs.

13.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

These financial statements where prepared in accordance with GAAP in the United States.  The Company has included the significant differences which would result if the Canadian GAAP were applied in the preparation of the Condensed Interim Statements of Operations, the Condensed Balance Sheets and the Condensed Interim Statements of Cash Flows.   These statements are as follows:

Condensed Interim Statements of Operations

For the Six Month Period Ended June 30	2006	2005

Net income (loss), as reported under United States GAAP	$(586,371)	$(801,967)
Adjustments to arrive at Canadian GAAP
Research and development expense	-	267,488
Amortization expense	(134,893)	(43,223)
Net income (loss) based on Canadian GAAP	$(721,264)	$(577,701)
Earnings per share - United States GAAP net loss	$(0.02)	$(0.03)
- Impact on accounting change	(0.01)	0.00
- Canadian GAAP net loss	$(0.03)	$(0.03)

Condensed Balance Sheets
	As at June 30, 2006				December 31, 2005
	United States GAAP	Increase (Decrease)	Canadian GAAP	United States (GAAP)	Increase (Decrease)	Canadian GAAP

Current assets	$1,911,881	$-	$1,911,881	$2,707,355	$-	$2,707,355
Property plant and equipment	909,227	-	909,227	959,999	-	959,999
Other assets	45,509	1,045,628	1,091,137	46,187	1,180,521	1,226,708
	$2,866,617	$1,045,628	$3,912,245	$3,713,541	$1,180,521	$4,894,062
Current liabilities	260,831	-	260,831	653,755	-	653,755
Shareholders’ equity	2,605,786	1,045,628	3,651,414	3,059,786	1,180,521	4,240,307
	$2,866,617	$1,045,628	$3,912,245	$3,713,541	$1,180,521	$4,894,062

Condensed Interim Statements of Cash Flows
For the Six Month Period Ended June 30	2006	2005
Cash flows for operating activities, as reported under United States GAAP	$(830,509)	$(619,977)
Development costs deferred for Canadian GAAP purposes	-	267,488
Cash flows for operating activities, Canadian GAAP	$(830,509)	$(352,489)
Cash flows for investing activities, as reported under United States GAAP	$(26,901)	$(108,629)
Development costs deferred for Canadian purposes	-	(267,488)
Cash flows for investing activities, Canadian GAAP	$(26,901)	$(158,859)
Cash flows for financing activities, as reported under United States GAAP	$48,900	$144,068
Change in cash and cash equivalents	(808,510)	(584,537)
Cash and cash equivalents, opening	2,108,755	3,172,870
Cash and cash equivalents, closing	$1,300,245	$2,588,333

Amortization of certain other assets is being provided for on the straight-line basis as noted below:

Asset Classification	Useful Life
Deferred development costs – products available for sale	5 years

Research and development costs relate to the development of the products, of which $1,358,593 were available for sale for the period ended June 30, 2006 (2005 - $369,455).  For the period ended June 30, 2006, the Company did not incur any additional manufacturing development costs associated with the development of products. Costs associated to deferred manufacturing development costs for Canadian GAAP purposes cannot be capitalized under United States GAAP.  Amortization in regards to these development costs starts once the product is ready for sale in the market.

14.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the six month periods ended June 30, 2006 and 2005.  The Company has loss carry-forwards at June 30, 2006 totaling $4,326,546 (2005 - $3,374,556) that may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2007 and 2016.

The loss carry-forwards are the only significant temporary difference at June 30, 2006 and 2005.  As it is more likely than not that benefits from these losses will not be realized, no deferred tax assets have been recognized in the accompanying balance sheet.

15.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This document was prepared on July 21, 2006 and should be read in conjunction with the June 30, 2006 unaudited interim financial statements of the Company.  All amounts are in Canadian funds.

OVERVIEW

Stellar Pharmaceuticals Inc. ("Stellar" or the "Company"), founded in 1994, is a Canadian pharmaceutical company involved in the development and commercialization of high quality, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis.  Stellar also markets a test kit that confirms the existence of bladder lining defects in interstitial cystitis ("IC") (an inflammatory disease of the urinary bladder wall) patients and identifies those patients who should respond positively to the Company’s proprietary therapeutic product. Stellar’s product development strategy focuses on seeking novel applications for its product technologies in markets where its products demonstrate true cost effective therapeutic advantages.  Stellar is also building revenues through in-licensing products for Canada that are focused on similar niche markets and out-licensing to international markets.

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

Stellar also has acquired the exclusive Canadian marketing and distribution rights for:

(i)

Millenium Biologix Inc.’s Skelite™, a proprietary synthetic bone grafting product; and

(ii)

Matritech’s NMP22® BladderChek®, a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer.

Stellar began selling Skelite to the Canadian market in February 2004 and NMP22 BladderChek in Canada, in October 2004. Both of these products have had a small impact on 2005 sales but are expected to play a larger part in the sales mix going forward.

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

In July 2005, Stellar entered into an exclusive licensing agreement with INNOGEN İLAÇ SAN. TİC. LTD. ŞTİ. ("Innogen") for the sale of NeoVisc in Turkey. Sales of NeoVisc will not commence until Innogen is in receipt of all required approvals from Turkish authorities. Stellar believes that sales of NeoVisc in Turkey should commence in late 2006, with the Company recognizing revenues from such sales in the fourth quarter of 2006. Viscosupplementation therapy is well established in Turkey, representing a market value in excess of US $12,000,000 per year.

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

In July 2006, the Company finalized a licensing agreement with Bio-Technic Romania SRL for the distribution and sale of NeoVisc in Romania.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006

Revenues for the three month period ended June 30, 2006, decreased by 11.3% to $440,282 from $496,341 compared to the same quarter in 2005. This decline was driven by a decline in Canadian NeoVisc sales for the second quarter, down 29.7% compared to the same quarter in 2005. The company attributes this to weaker demand in the second quarter compared to the previous year and aggressive competition from two new viscosupplement entries in the Canadian market.  International sales of NeoVisc for the second quarter of 2006, increased by 42.2% due to some of the smaller markets starting to generate sales.

Canadian Uracyst sales grew by 20.6% for the quarter compared to the same quarter in 2005, as the Canadian sales and marketing strategy on Uracyst continues to show good results. Sales in Europe have been estimated in the second quarter of 2006, with an increase of 37.6% over the same period in 2005, based on historical sales from recent quarters.

Sales for NMP22 BladderChek increased by 210.5% for the quarter compared to the same quarter in 2005. Sales growth continues to be slow in comparison to estimates, as increases are held up by reimbursement issues. Stellar has implemented a number of strategies to make it easier for physicians to use BladderChek until healthcare reimbursement issues are resolved.

Stellar’s operating loss for the second quarter of 2006 declined by 33.3% to $243,463 from $364,746 for the same period in 2005. This decrease is related to the company’s efforts to reduce costs with its goal to be profitable in 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006

Revenues for the six month period ended June 30, 2006, decreased by 3.8% to $886,199 compared to $921,639 for the same period in 2005. The decline was driven by a reduction in Canadian NeoVisc sales for the six month period, down 20.1% compared to the same period in 2005. The company attributes this to weaker demand in the second quarter compared to the previous year and aggressive competition from two new viscosupplement entries in the Canadian viscosupplement market.

Canadian Uracyst sales grew by 31.3% for the six month period compared to the same period in 2005, as the Canadian sales and marketing strategy on Uracyst continues to show good results. Sales for the European market for the second quarter of 2006 were not available at the time of this report and therefore have been estimated based on historical experience, with an expected growth from the first three months of 2006, based on predictable trends during recent quarters. Although there can be no assurance, it has been estimated that these sales will be up by 36.6% over the same period in 2005.

Sales for NMP22 BladderChek increased by 86.9% for this six month period compared to the same period in 2005. However, this growth remains slower than forecasted due to reimbursement issues as discussed above.

Stellar’s operating loss for the six month period ended June 30, 2006 declined by 30.1% to $609,718 from $872,721 for the same period in 2005. This decrease is related to the company’s efforts to reduce costs with its goal to be profitable in 2006.  Increased consulting costs for this period, were recorded due greatly to a service agreement the Company entered into with Advisory Associates Inc. to assist in finding new opportunities for its products in the United States market. There were also increased costs during this period associated with the company’s focus on acquiring a European CE mark for NeoVisc. The company has successfully completed a European audit and all documents have been submitted to the European regulatory body for approval. The total costs associated with these two projects in the six month period ended June 30, 2006 was $84,999.

Cost of Sales

Cost of goods sold for the six month period ended June 30, 2006, was $214,477 or 30.9% of product sales compared to $185,619 or 23.8% of product sales for the same period in 2005. During the six month period ended June 30, 2006, the cost of sales was negatively affected by the cost of $38,000, which was associated with stability testing necessary for the new high molecular weight NeoVisc.

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the six month period ended June 30, 2006, the Company incurred $123,493, in research and development costs compared to $284,685 during the same period in 2005. The completion of manufacturing process development work which occurred throughout 2005 is the main reason for the reduction in research and development costs in the 2006 period.

Expenditures incurred over the last two years on process development are expected to improve Stellar’s competitiveness in the global viscosupplement market. In the first quarter of 2005, Stellar began the process of implementing an open-label, community-based, clinical trial for Uracyst, which will assist Stellar in demonstrating the effectiveness of Uracyst to physicians in the treatment of GAG deficient cystitis, such as IC. The company also continues to invest in development research with the University of Oklahoma related to Uracyst. During this six month period of 2006 costs associated with this work totaled $80,819.

Business Development

Progress continues to be made as Stellar focuses on a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.  As previously referenced to in the overview, Stellar entered into five new out-licensing distribution agreements for its products in 2005; these include the distribution of NeoVisc in Turkey, Lebanon, and Kuwait and Uracyst agreements for distribution in China and Israel. The Company anticipates revenues from some of these agreements to commence during 2006.

During the six month period ended June 30, 2006, $31,553 was incurred in business and development costs. Total fees of $26,529 were associated with obtaining the CE mark in Europe.  The remaining expense related to costs associated with ongoing international agreements. These costs are included in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2006 were down 14.1% to $1,079,596 compared to $1,256,374 for the same period in 2005. This includes the cost of $81,196 related to non-cash expenses for the vesting of Common Share options issued to directors, officers, employees and consultants. During this period, the Company provided in cash, remuneration to members of the board of directors, totaling $19,333 (2005 - $21,666).

INTEREST INCOME AND GAIN ON INVESTMENTS

Interest and other income during the six month period ended June 30, 2006 was $23,347 (2005-$70,754). This amount includes interest received on a short-term investments for both 2005 and 2006, and the gain on a sale of short term investments for 2005. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues*	Net loss	Loss per share
June 30, 2006	440,282	(232,327)	(0.01)
March 31, 2006	445,917	(354,044)	(0.02)
December 31, 2005	522,823	(485,366)	(0.02)
September 30, 2005	497,789	(453,165)	(0.02)
June 30, 2005	496,341	(347,312)	(0.02)
March 31, 2005	425,298	(454,655)	(0.02)
December 31, 2004	499,192	(374,488)	(0.02)
September 30, 2004	378,441	(564,487)	(0.03)

* Total includes revenues from product sales, royalty revenues and licensing fees.

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following numbers can be found under the heading “Results of Operations for the Twelve Month Period Ended December 31, 2005”.

Income Statement for the year ended	2005	2004	2003
Total revenue	$ 1,942,251	$ 1,832,325	$ 1,109,431
Cost of goods sold	450,591	340,123	216,609
Other product costs and write-down Expenses (excluding amortization)	159,390 3,027,875	- 2,845,088	1,623,920
Loss before amortization and other income	(1,695,605)	(1,352,886)	(731,098)
Net loss (1)	$ (1,740,498)	$ (1,345,109)	$ (803,801)
- basic	(0.08)	(0.06)	(0.05)
- fully diluted	n/a	n/a	n/a

Notes:

(1) The fully diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Cash and cash equivalents	$ 2,108,755	$ 3,172,870	$ 255,237
Total assets	3,713,541	4,815,384	899,735
Total liabilities	653,755	596,447	540,012
Cash dividend declared per share	-	-	-
Shareholders’ equity
- options and warrants	643,938	441,975	307,208
- capital stock	8,100,253	7,720,873	2,651,317
- deficit	(5,684,405)	(3,943,911)	(2,598,802)
Total liabilities and shareholders equity	$ 3,713,541	$ 4,815,384	$ 899,735

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,300,245 at June 30, 2006 as compared with $1,595,824 at March 31, 2006.

At June 30, 2006, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s business activities to date. The Company continued to incur losses in the first six months of 2006 and drew from its holdings of cash and cash equivalents, however, the Company expects to reach a profitable status by the end of 2006 as domestic and international sales continue to grow, thereby funding its future growth from the sale of its products, from milestone payments and from the royalty income resulting from out-licensing agreements for at least the next 24 months.

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for services to be provided in 2006. Compensation under the agreement is $6,000 per month or $36,000 for the six month period ended June 30, 2006.

CAPTIAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares that are issued. During the six month period ended June 30, 2006, the Company issued 152,500 Common Shares to employees, directors and consultants, who exercised stock options, with an approximate average price per share of $0.33. As of the date of this report, the Company had 23,622,690 Common Shares outstanding.

As of the date of this report, the Company had 1,385,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During the second quarter, the Company had one significant customer, a national wholesaler, which represented 35.2% of sales, in comparison to 33.8% in the same period for 2005.

OUTLOOK

As of the date of this report, the Company had working capital of $1,548,955. The Company is debt free and management feels certain that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 24 months.

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

Item 3. Controls and Procedures

Not applicable

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits

EX-31.1	CEO CERTIFICATION PURSUANT TO SECTION 302
EX-31.2	CFO CERTIFICATION PURSUANT TO SECTION 302
EX-32.1	CEO CERTIFICATION PURSUANT TO SECTION 906
EX-32.2	CFO CERTIFICATION PURSUANT TO SECTION 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date: August 10, 2006

STELLAR PHARMACEUTICALS INC.

By: /s/Peter Riehl

Name: Peter Riehl

Title: Chief Executive Officer