Form 10QSB
period 2006-09-30
STELLAR PHARMACEUTICALS INC
filed 2006-11-13
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended September 30, 2006

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

September 30, 2006: 23,622,69

STELLAR PHARMACEUTICALS INC.

SEPTEMBER 30, 2006

CONTENTS

PAGE
PART I
ITEM 1 CONDENSED INTERIM FINANCIAL STATEMENTS	3
CONDENSED BALANCE SHEETS	4
CONDENSED INTERIM STATEMENTS OF OPERATIONS AND DEFICITS	5
CONDENSED INTERIM STATEMENTS OF CASH FLOWS	6
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS	7 – 15
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	16-22
ITEM 3 CONTROLS AND PROCEDURES	23
PART II
OTHER INFORMATION	23

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian Funds)

(Unaudited)

SEPTEMBER 30, 2006

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Canadian Funds)

ASSETS
		As at	As at
		September 30, 2006	December 31, 2005
		(Unaudited)	(Audited)
CURRENT
Cash and cash equivalents (Note 2)		$1,077,177	$2,108,755
Accounts receivable, net of allowance $0 (2005 - $0)		224,947	157,749
Inventories (Note 3)		210,998	288,337
Prepaid, deposits and sundry receivables (Note 4)		84,548	152,514
		1,597,670	2,707,355
PROPERTY, PLANT & EQUIPMENT (Note 5)		903,573	959,999
OTHER ASSETS (Note 6)		45,171	46,187
		$2,546,414	$3,713,541
LIABILIITIES
CURRENT
Accounts payable		$143,024	$487,359
Accrued liabilities		51,062	122,999
Deferred revenues		2,400	43,397
		196,486	653,755
SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited	Non-voting, convertible, redeemable and retractable preferred shares with no par value
Unlimited	Common Shares with no par value
ISSUED
23,622,690	Common shares (2005 - 23,470,190)	8,159,492	8,100,253
	Paid-in capital options - outstanding	545,218	545,025
	- expired	194,761	98,913
Beginning Deficit		(6,549,543)	(5,684,405)
DEFICIT		2,349,928	3,059,786
		$2,546,414	$3,713,541

See accompanying notes to financial statements.

Approved on behalf of the Board:

/s/ Peter Riehl___

/s/Arnold Tenney

DIRECTOR

     DIRECTOR

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND DEFICITS

(Canadian Funds)

(Unaudited)

	For the Three Month Period		For the Nine Month Period
	Ended September 30		Ended September 30
	2006	2005	2006	2005
PRODUCT SALES (Note 8)	$332,423	$405,275	$1,025,903	$1,186,189
COST OF GOODS SOLD	89,175	67,957	303,652	253,577
MARGIN ON PRODUCT SOLD	243,248	337,318	722,251	932,612
OTHER PRODUCT COST (Note 16)	41,949	-	41,949	-
ROYALTY AND LICENSING REVENUES (Note 8)	97,445	92,514	290,164	233,239
GROSS PROFIT	298,744	429,832	970,466	1,165,851
EXPENSES
Selling, general and administrative	491,784	533,026	1,571,380	1,789,399
Research and development	50,817	339,390	174,310	624,075
Amortization	38,973	38,497	117,324	106,179
	581,574	910,913	1,863,014	2,519,653
LOSS FROM OPERATIONS	(282,830)	(481,081)	(892,548)	(1,353,802)
INTEREST AND OTHER INCOME	4,063	27,916	27,410	98,670
NET LOSS FOR THE PERIOD	(278,767)	(453,165)	(865,138)	(1,255,132)
DEFICIT, beginning of period	(6,270,776)	(4,745,878)	(5,684,405)	(3,943,911)
DEFICIT, end of period	$(6,549,543)	$(5,199,043)	$(6,549,543)	$(5,199,043)
LOSS PER SHARE (Note 9)	$(0.01)	$(0.02)	$(0.04)	$(0.05)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 9)	23,472,690	23,250,877	23,530,318	23,143,930

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Three Month Period		For the Nine Month Period
	Ended September 30		Ended September 30
	2006	2005	2006	2005
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the period	$(278,767)	$(453,165)	$(865,138)	$(1,255,132)
Amortization	38,973	38,497	117,324	106,179
Issuance of shares and options for services rendered	22,909	57,299	106,380	178,235
	(216,885)	(357,369)	(641,434)	(970,718)
Change in non-cash balances related to operations
Accounts receivable	2,438	(2,212)	(67,198)	6,430
Inventories	70,733	(45,219)	77,339	101,367
Tax recoverable	-	-	-	38,131
Prepaid, deposits and sundry receivables	17,972	1,340	67,966	(32,175)
Accounts payable and accrued liabilities	(66,745)	212,112	(416,272)	127,388
Deferred revenues	2,400	(50,465)	(40,997)	(132,213)
	(190,087)	(241,813)	(1,020,596)	(861,790)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(32,981)	(41,686)	(59,882)	(145,822)
Additions to other assets	-	-	-	(4,492)
	(32,981)	(41,686)	(59,882)	(150,314)
FINANCING ACTIVITIES
Issuance of common stock	-	26,599	48,900	170,667
CHANGE IN CASH AND CASH EQUIVALENTS	(223,068)	(256,900)	(1,031,578)	(841,437)
CASH AND CASH EQUIVALENTS, beginning of period	1,300,245	2,588,333	2,108,755	3,172,870
CASH AND CASH EQUIVALENTS, end of period	$1,077,177	$2,331,433	$1,077,177	$2,331,433

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

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

The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position as at September 30, 2006 and December 31, 2005, and the results of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005.

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

c)

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes.  For the three and nine month periods ending September 30, 2006 and 2005, comprehensive income was the same as net earnings.

2.

CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Cash	$232,629	$169,974
Short-term investments	844,548	1,938,781
	$1,077,177	$2,108,755

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

3.

INVENTORIES

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Raw material	$91,293	$71,131
Packaging materials	34,889	27,457
Work in process	40,902	145,418
Finished goods	43,914	44,331
	$210,998	$288,337

4.

PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Prepaid operating expenses	$41,330	$81,761
Materials for use in clinical trials	-	47,138
Deposit on manufacturing process (Note 10 (d) )	37,412	-
Interest receivable on investments	5,806	23,615
	$84,548	$152,514

5.

PROPERTY, PLANT AND EQUIPMENT

	September 30, 2006
	(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$-	$90,000
Building	560,927	51,273	509,654
Office Equipment	39,394	28,619	10,775
Manufacturing Equipment	577,774	346,487	231,287
Computer Equipment	108,455	46,598	61,857
	$1,376,550	$472,977	$903,573

	December 31, 2005
	(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$-	$90,000
Building	536,759	30,663	506,096
Office Equipment	39,394	26,019	13,375
Manufacturing Equipment	542,061	267,889	274,172
Computer Equipment	108,455	32,098	76,356
	$1,316,668	$356,669	$959,999

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

6.

OTHER ASSETS

	September 30, 2006
	(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$49,006	$3,836	$45,170
Goodwill	1	-	1
	$49,007	$3,836	$45,171

	December 31, 2005
	(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$49,006	$2,820	$46,186
Goodwill	1	-	1
	$49,007	$2,820	$46,187

7.

CAPITAL STOCK

(a)

Common Shares

During the nine month period ended September 30, 2006, the Company issued 152,500 Common Shares, of which 150,000 were issued for options exercised by directors, officers and employees with an average exercise price of $0.33.  The remaining 2,500 were issued to a consultant for services rendered, with an average price per share of $0.91.

	Number of	$
	Shares	Amount
Balance, December 31, 2005	23,470,190	$8,100,253
Issued for services	2,500	2,275
Issued for options exercised	150,000	56,964
Balance, September 30, 2006	23,622,690	$8,159,492

(b)

Paid-in Capital Options

The changes to the paid-in capital options are as follows:

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

7.

CAPITAL STOCK (continued)

Balance, December 31, 2005	$545,025
Expense recognized options to consultants/employees/directors	104,105
Options expired/exercised	(103,912)
Balance, September 30, 2006	$545,218

(c)

Stock Options

During the nine month period ended September 30, 2006, there were no stock options granted. The Company recorded $104,105 (September 30, 2005 - $178,235) for options granted in 2005 which vest quarterly over an 18 month term. Of these options the Company expensed $70,864 (September 30, 2005 - $33,945) to stock option – employee compensation as selling, general, and administrative costs for options issued to directors, officers and employees.  The remaining $33,241 (September 30, 2005 - $144,290) was related to options issued to consultants; these were expensed as selling, general, and administrative costs.

The total number of options outstanding at September 30, 2006 was 1,235,000 (December 31, 2005 – 1,540,000).  During 2006 there were 5,000 options which had not yet vested and were forfeited by an employee who has left the Company, in addition, there were 150,000 options previously granted to a consultant, that expired during the three month period ended September 30, 2006.

On September 30, 2006, the maximum number of Common Share options that may be issued under the plan is 4,629,452 (December 31, 2005 – 4,629,452).

The average fair value of options expensed during the period ended June 30, 2006 was estimated at $0.28 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	2.93% - 3.89%
Expected life	3 years
Expected volatility	41.2% - 58.9%
Dividend yield	0%

(d)

Paid in Capital Options

Paid in Capital Options includes outstanding stock options amounting to $545,218 and expired stock options of $194,761 at September 30, 2006 (December 31, 2005 - $545,025 and $98,913, respectively).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

8.

REVENUES

Revenue for the nine month period includes products sold in Canada, international sales of products and raw materials sold at cost to our European licensee.  For the three month period ended September 30, 2006, the Company has used estimates for its calculation of royalty revenues from the European licensee sales, as these sales numbers were not available to the Company at the time of this reporting.  The licensee is not required to report these sales numbers to the Company until 45 days subsequent to the end of quarter at which payment is also received.  This estimate is based on historical experience and based on trends set.  The total of this estimate for the three month period ended September 30, 2006, is $94,606 (2005 - $92,514).  Any adjustments due to a difference in sales from the estimate will be treated as a current period adjustment.  Revenue earned for the nine month period is as follows:

	Unaudited
	September 30,
	2006	2005
Products sales
Domestic sales	$939,766	$1,145,813
International sales	80,757	28,399
Other revenue	5,380	11,977
	$1,025,903	$1,186,189
Royalties & licensing revenue
Royalty payments	$287,325	$233,239
Licensing fees	2,839	-
	$290,164	$233,239

9.

LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of Common Shares outstanding for the nine month period ended September 30, 2006 totaling 23,530,318 shares (September 30, 2005-23,143,930).

The diluted loss per share is not computed when the effect would be anti-dulitive. The following table sets forth the computation of loss per share:

	2006	2005
Numerator for net loss per share available to common shareholders	$(865,138)	$(1,255,132)
Denominator for basic earnings (loss) per share – Weighted average common shares outstanding	23,530,318	23,143,930
Loss per share	$(0.04)	$(0.05)

10.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

10.

CONTINGENCIES AND COMMITMENTS (continued)

The agreement involves royalty payments, which initially were based on 5% of the total sales of

Uracyst at a declining rate of 1% per year over a three year period, declining to a 2% rate effective October 1, 2003. This royalty will remain at 2% until the end of the agreement on September 30, 2008. In this quarter, royalty payments were $1,161 (September 30, 2005 - $759).  The total royalty payments for the nine month period ended September 30, 2006 were $3,556 (September 30, 2005 - $2,593). These amounts have been recorded as royalty expense in selling, general and administrative.

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

(b)

License Agreements

In July 2006, the Company finalized an exclusive licensing agreement with Bio-Technic Romania SRL for the distribution and sale of NeoVisc in Romania.  In exchange for the right to market and sell NeoVisc, Romania is responsible to obtain all necessary regulatory approvals at its sole cost and will pay Stellar a specified volume purchase price per box of NeoVisc.  This agreement has an initial three-year term from the date of regulatory approval in Romania and may be renewed for an additional three-year term with the mutual agreement of both parties.

(c)

Distribution Agreement

There are no changes to the licensing agreements as disclosed in Note 13 (d) of the annual financial statements for the 2005 fiscal year.

(d)

Manufacturing Agreement

There are no changes to the manufacturing agreements as disclosed in Note 13 (e) of the annual financial statements for the 2005 fiscal year.  The Company has committed to the manufacturing of product within 90 days of the period ended September 30, 2006 and has recorded deposits made for these processes in prepaid, deposits and sundry receivables (Note 4).  There are no other commitments regarding this agreement.

(e)

Leases

The Company presently leases office equipment under operating leases.  At September 30, 2006, the future minimum lease payments under operating leases are $2,261 (December 31, 2005 - $4,429).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

11.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2006, the Company had one customer that represented 34.1% of sales (September 30, 2005 – 33.0%).  During the nine month period ended September 30, 2006, the Company had one customer that represented 34.3% of sales (September 30, 2005 – 32.9%).

12.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in 2006. Compensation under the agreement is $6,000 per month.  For the nine month period ended September 30, 2006, the Company has recorded $54,000 (2005 - $54,000) as selling, general and administrative costs.

13.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

These financial statements where prepared in accordance with GAAP in the United States.  The Company has included the significant differences which would result if the Canadian GAAP were applied in the preparation of the Condensed Interim Statements of Operations, the Condensed Balance Sheets and the Condensed Interim Statements of Cash Flows.   These statements are as follows:

	Condensed Interim Statements of Operations
	For the Nine Month Period Ended September 30	2006	2005
	Net income (loss), as reported under United States GAAP	$(865,138)	$(1,255,132)
	Adjustments to arrive at Canadian GAAP
	Research and development expense	-	624,075
	Amortization expense	(202,340)	(106,179)
	Net income (loss) based on Canadian GAAP	$(1,067,478)	$(737,236)
Earnings per share	- United States GAAP net loss	$(0.04)	$(0.05)
	- Impact on accounting change	(0.01)	0.00
	- Canadian GAAP net loss	$(0.05)	$(0.03)

Condensed Balance Sheets
As at September 30, 2006				December 31, 2005
	United States	Increase	Canadian	United States	Increase	Canadian
	GAAP	(Decrease)	GAAP	GAAP	(Decrease)	GAAP
Current assets	$1,597,670	$-	$1,597,670	$2,707,355	$-	$2,707,355
Property plant and equipment	903,573	-	903,573	959,999	-	959,999
Other assets	45,171	978,181	1,023,352	46,187	1,180,521	1,226,708
	$2,546,414	$978,181	$3,524,595	$3,713,541	$1,180,521	$4,894,062
Current liabilities	196,486	-	196,486	653,755	-	653,755
Shareholders’ equity	2,349,928	978,181	3,328,109	3,059,786	1,180,521	4,240,307
	$2,546,414	$978,181	$3,524,595	$3,713,541	$1,180,521	$4,894,062

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

13.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (continued)

Condensed Interim Statements of Cash Flows

For the Nine Month Period Ended September 30	2006	2005
Cash flows for operating activities, as reported under United States GAAP	$(1,020,596)	$(861,790)
Development costs deferred for Canadian GAAP purposes	-	68,456
Cash flows for operating activities, Canadian GAAP	$(1,020,596)	$(793,334)
Cash flows for investing activities, as reported under United States GAAP	$(59,882)	$(150,314)
Development costs deferred for Canadian purposes	-	(68,456)
Cash flows for investing activities, Canadian GAAP	$(59,882)	$(218,770)
Cash flows for financing activities, as reported under United States GAAP	$48,900	$170,667
Change in cash and cash equivalents	(1,031,578)	(841,437)
Cash and cash equivalents, opening	2,108,755	3,172,870
Cash and cash equivalents, closing	$1,077,177	$2,331,433

Amortization of certain other assets is being provided for on the straight-line basis as noted below:

Asset Classification

Useful Life

Deferred development costs – products available for sale

5 years

Accumulated gross development costs as at September 30, 2006 were $1,358,593 (2005 - $369,455) for products which are all available for sale.  For the period ended September 30, 2006, the Company did not incur any additional manufacturing development costs associated with the development of products. Costs associated to deferred manufacturing development costs for Canadian GAAP purposes cannot be capitalized under United States GAAP.  Amortization in regards to these development costs starts once the product is ready for sale in the market.

14.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the nine month periods ended September 30, 2006 and 2005.  The Company has loss carry-forwards at September 30, 2006 totaling $4,500,046 (2005 - $3,764,780) that may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2007 and 2016.

The loss carry-forwards are the only significant temporary difference at September 30, 2006 and 2005.  As it is more likely than not that benefits from these losses will not be realized, no deferred tax assets have been recognized in the accompanying balance sheet.

15.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period presentation.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2006

16.

OTHER PRODUCT COSTS

In November 2005, the Company experienced reports of side effects with one of its products. After the completion of extensive tests, the Company has decided to write-down the value of the remaining product being held.  This product was carried in the past as raw material, work in process and finished goods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This document was prepared on November 8, 2006 and should be read in conjunction with the September 30, 2006 unaudited interim financial statements of the Company.  All amounts are in Canadian funds.

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

Effective December 2001, Stellar entered into a strategic licensing agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp") for the sale of Uracyst products in Europe. In December of 2003, Pohl-Boskamp received approval to begin selling Uracyst in Europe. Pohl-Boskamp continues to make sales progress in the European markets in which it currently sells Uracyst (Germany, Netherlands, Austria, UK and Scandinavian countries).

Stellar began selling Skelite to the Canadian market in February 2004 and NMP22 BladderChek in Canada, in October 2004.  Skelite has had a small impact on 2006 sales, NMP22 BladderCheck has shown improvement in sales growth in 2006 and is expected to play a larger part in the sales mix going forward.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. for Malaysia, Singapore and Brunei. The first shipment to this market was initiated in October 2004.

In July 2005, Stellar entered into an exclusive licensing agreement with INNOGEN İLAÇ SAN. TİC. LTD. ŞTİ. ("Innogen") for the sale of NeoVisc in Turkey. Sales of NeoVisc will not commence until Innogen is in receipt of all required approvals from Turkish authorities. Stellar believes that sales of NeoVisc in Turkey should commence in late 2006. Viscosupplementation therapy is well established in Turkey, representing a market value in excess of US $12,000,000 per year.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006

Revenues for the three month period ended September 30, 2006, decreased by 13.6% to $429,868 from $497,789 compared to the same quarter in 2005. This decline was the result of a slow July and August sales period compared to 2005, which had higher sales volumes due to a then pending price increase. A return to normal movement was seen in September 2006 with sales increasing for all products, growing by 17.2% over September 2005.

Canadian Uracyst sales grew by 54.7% for the quarter compared to the same quarter in 2005, as the Canadian sales and marketing strategy on Uracyst continues to show good results. Royalty revenues for Europe continue to be estimated for this period.  For the third quarter of 2006, the Company estimated an increase of 5.3% in these royalties over the same period in 2005 based on the prior six months sales and an estimated lower uptake in sales for the UK.

Sales for NMP22 BladderChek decreased by 3.6% for the quarter compared to the same quarter in 2005. Sales demand was flat in July and August but grew by 107% in September 2006 compared to September 2005.  This growth is expected to continue into the last quarter as more and more urologists recognize the benefits offered by BladderChek.

Stellar’s operating loss for the third quarter of 2006 declined by 41.2% to $282,830 from $481,081 for the same period in 2005. This decrease is related to the Company’s efforts to reduce costs with its goal to move to profitability.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

Revenues for the nine month period ended September 30, 2006, decreased by 7.3% to $1,316,067 compared to $1,419,428 for the same period in 2005. The decline in sales in 2006, was driven by a reduction in Canadian NeoVisc sales for the nine month period, down 25.6% compared to the same period in 2005. The Company attributes this to weaker demand in the last two quarters compared to the previous year and aggressive competition from two new viscosupplement entries in the Canadian viscosupplement market.

Canadian sales of Uracyst continued to show a positive upward trend, with sales growing by 38.2% for the nine month period ended September 30, 2006, compared to the same period in 2005, as the Canadian sales and marketing strategy on Uracyst continues to show good results. Sales for the European market for the third quarter of 2006 were not available at the time of this report and therefore have been estimated based on historical experience. Although there can be no assurance, it has been estimated that these sales will be up by 24.4% over the same period in 2005.

Sales for NMP22 BladderChek increased by 43.9% for the nine month period ended September 30, 2006, compared to the same period in 2005. However, this growth remains slower than forecasted but is showing good signs of improvement as more and more Canadian urologists recognize the benefits offered by BladderChek.

Consulting costs for the nine month period ended September 30, 2006 increased due primarily to a service agreement the Company entered into with Advisory Associates Inc. to assist in finding new opportunities for its products in the United States market. There were also increased costs during this period associated with the Company’s focus on successfully acquiring a European CE mark for NeoVisc and Domain registration for both Uracyst and NeoVisc in Europe.  The total costs associated with these two projects in the nine month period ended September 30, 2006 was $112,206, these costs have been expensed to selling, general and administrative.

Stellar’s operating loss for the nine month period ended September 30, 2006 declined by 34.1% to $892,548 from $1,353,802 for the same period in 2005. This decrease is related to the Company’s efforts to reduce costs with its goal to move to profitability.

Cost of Sales

Cost of goods sold for the nine month period ended September 30, 2006, was $303,652 or 29.6% of product sales compared to $253,577 or 21.4% of product sales for the same period in 2005. During the nine month period ended September 30, 2006, the cost of sales was negatively affected by a $48,624 expense, which was associated with ongoing stability testing for the new high molecular weight NeoVisc.

Other Product Costs

The Company has recorded $41,949 as other product costs, which includes a write-down of raw material, finished goods in process and finished goods relating to a previous product recall.

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the nine month period ended September 30, 2006, the Company incurred $174,310, in research and development costs compared to $624,072 during the same period in 2005. The completion of manufacturing process development work which occurred throughout 2005 is the main reason for the reduction in research and development costs in the 2006 period.

Expenditures incurred over the last two years on process development are expected to improve Stellar’s competitiveness in the global viscosupplement market. Stellar continues work on an open-label, community-based, clinical trial for Uracyst, which will assist Stellar in demonstrating the effectiveness of Uracyst in the treatment of GAG deficient cystitis, such as IC. The Company also continues to invest in development research with the University of Oklahoma related to Uracyst. During the first nine months of 2006 costs associated with this work totaled $123,285.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2006 were down 12.2% to $1,571,380 compared to $1,789,399 for the same period in 2005. This includes the cost of $104,105 related to non-cash expenses for the vesting of Common Share options issued to directors, officers, employees and consultants. During this period, the Company provided in cash, remuneration to members of the board of directors, totaling $31,500 (2005 - $32,166).

Business Development

Progress continues to be made as Stellar focuses on a number of business development activities associated with out-licensing Stellar’s current products in international markets, in-licensing products for the Canadian market and developing additional products.  As previously referenced to in the overview, Stellar entered into a new out-licensing and distribution agreement in 2006 for NeoVisc distribution in Romania and continues to work on expanding its global presence. The Company anticipates revenues to continue to build from these out-licensing agreements during 2006 and on.

During the nine month period ended September 30, 2006, $53,502 was incurred in Business Development costs. Total fees of $45,907 were associated with obtaining the CE mark in Europe.  The remaining expense related to costs associated with ongoing international agreements. These costs are included in selling, general and administrative expenses.

INTEREST INCOME AND GAIN ON INVESTMENTS

Interest and other income during the nine month period ended September 30, 2006 was $27,410 (2005-$98,670). This amount includes interest received on a short-term investment for both 2005 and 2006, and the gain on a sale of short term investments for 2005. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues*	Net loss	Loss per share
September 30, 2006	429,868	(278,767)	(0.01)
June 30, 2006	440,282	(232,327)	(0.01)
March 31, 2006	445,917	(354,044)	(0.02)
December 31, 2005	522,823	(485,366)	(0.02)
September 30, 2005	497,789	(453,165)	(0.02)
June 30, 2005	496,341	(347,312)	(0.02)
March 31, 2005	425,298	(454,655)	(0.02)
December 31, 2004	499,192	(374,488)	(0.02)

* Total includes revenues from product sales, royalty revenues and licensing fees.

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following numbers can be found under the heading “Results of Operations for the Twelve Month Period Ended December 31, 2005” on the Managements Discussion and Analysis for the year ended December 31, 2005.

Income Statement for the year ended	2005	2004	2003
Total revenue	$1,942,251	$1,832,325	$ 1,109,431
Cost of goods sold	450,591	340,123	216,609
Other product costs and write-down Expenses (excluding amortization)	159,390 3,027,875	- 2,845,088	1,623,920
Loss before amortization and other income	(1,695,605)	(1,352,886)	(731,098)
Net loss (1)	$(1,740,498)	$(1,345,109)	$ (803,801)
- basic	(0.08)	(0.06)	(0.05)
- fully diluted	n/a	n/a	n/a

Notes:

(1) The fully diluted loss per share is not computed when the effect is anti-dilutive.

Balance Sheet as at	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Cash and cash equivalents	$ 2,108,755	$ 3,172,870	$ 255,237
Total assets	3,713,541	4,815,384	899,735
Total liabilities	653,755	596,447	540,012
Cash dividend declared per share	-	-	-

Shareholders’ equity
- options and warrants	643,938	441,975	307,208
- capital stock	8,100,253	7,720,873	2,651,317
- deficit	(5,684,405)	(3,943,911)	(2,598,802)
Total liabilities and shareholders equity	$ 3,713,541	$ 4,815,384	$ 899,735

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,077,177 at September 30, 2006 as compared with $1,300,245 at June 30, 2006.

At September 30, 2006, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s business activities to date. The Company continued to incur losses in the first nine months of 2006 and drew from its holdings of cash and cash equivalents.  It is not anticipated that the Company’s goal to move to a profitable status by the end of 2006 will be achieved.  This is principally due to lower than anticipated sales volumes and a product recall. However, the Company's financial performance continues to improve as domestic and international sales continue to grow and additional licensing agreements are put in place.  This improved financial performance will help the Company fund its future growth from the sale of its products, from milestone payments and from the royalty income resulting from out-licensing agreements for at least the next 24 months.

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in 2006. Compensation under the agreement is $6,000 per month or $54,000 for the nine month period ended September 30, 2006.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares that are issued. During the nine month period ended September 30, 2006, the Company issued 152,500 Common Shares to employees, directors and consultants, who exercised stock options, with an approximate average price per share of $0.33. As of the date of this report, the Company had 23,622,690 Common Shares outstanding.

As of the date of this report, the Company had 1,235,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During the third quarter of 2006, the Company had one significant customer, a national wholesaler, which represented 34.1% of sales, in comparison to 33.0% in the same quarter for 2005 and 34.3% for the nine month period ending September 30, 2006 compared to 32.9 % for the same period in 2005.

OUTLOOK

As of the date of this report, the Company had working capital of $1,396,013. The Company is debt free and management feels certain that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 24 months.

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

RIDER #1

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, on a timely basis so that appropriate decisions can be made regarding public disclosure.

As at the end of the period covered by this MD&A, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Canadian securities laws. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this MD&A, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings (as such terms are defined under the Canadian Securities Administrators’ Multilateral Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings) and other reports filed or submitted under Canadian securities laws is recorded, processed, summarized and reported within the time periods specified by those laws and that material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 13, 2006

STELLAR PHARMACEUTICALS INC.
By:	/s/Peter Riehl
Name: Peter Riehl
Title: Chief Executive Officer