Form 10KSB
period 2006-12-31
STELLAR PHARMACEUTICALS INC
filed 2007-04-02
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-31198

Stellar Pharmaceuticals Inc.
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

Common Shares
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]  No [   ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB  [  ]

State issuer’s revenues “from all sources” for its most recent fiscal year $4,377,697 (Cdn.).

As of March 26, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of such date, was $12,673,144(Cdn.).

As of March 26, 2007, 23,819,040 Common Shares were outstanding.

Transitional small business disclosure format (check one):  Yes [   ] No [ X ]

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

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars which is the Company’s functional currency.  All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated.  As at March 26, 2007, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.8601 (U.S.).

Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during 2006, 2005 and 2004.

	Years ended December 31, 2006, 2005 and 2004
	2006	2005	2004
At End of Year	0.8581	0.8585	0.8038
Average	0.8816	0.8224	0.7689
High	0.9013	0.8672	0.8493
Low	0.8640	0.7853	0.7159

Enforceability of Certain United States Judgments

The Company is incorporated in the Province of Ontario, Canada and a substantial part of its assets are located outside of the United States.  All but one (1) of the Company’s directors and officers are neither citizens nor residents of the United States, and all or a substantial part of the assets of such persons may be located outside the United States.  As a result, it may be difficult to affect service of process within the United States upon the Company and such persons or to realize against the Company or such persons within the United States upon judgments of courts of the United States predicated upon civil liabilities under the United States federal securities laws.  Fogler, Rubinoff LLP, Canadian counsel for the Company, has advised that there is doubt as to whether courts in the Province of Ontario would (i) enforce judgments of United States courts obtained in actions against the Company or such persons predicated upon the civil liability provisions of the United States federal securities laws or (ii) enforce, in original actions, liabilities against the Company or such persons predicated solely upon such statutory provisions.

PART I

Item 1.

Description of Business.

Overview

Stellar is a Canadian pharmaceutical company involved in the development and marketing of high quality, cost-effective, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis.  Stellar also intends to develop additional healthcare products aimed at niche pharmaceutical markets.  Stellar’s product development strategy focuses on seeking novel applications in markets where its products demonstrate true cost effective therapeutic advantages. Stellar also intends to build revenues through out-licensing its products and in-licensing other products for Canada and international markets that are focused on similar niche markets.

Stellar has developed and currently markets the following three medical products:  (i) NeoVisc®, (ii) Uracyst® and (iii) the Uracyst® Test Kit.  NeoVisc, a 3 injection, high molecular weight, sodium hyaluronate therapy, was developed to provide a cost-effective alternative treatment to the over 3 million Canadians suffering from osteoarthritis.  Uracyst, a chondroitin sulfate-based therapy, and the Uracyst Test Kit were developed to identify defective bladder linings and provide symptomatic relief to the over 70,000 patients in Canada with interstitial cystitis.  Each of these products has received regulatory approval in Canada.  Uracyst and the Uracyst Test Kit are patented in the United States and in Canada with international patents pending.

Stellar markets its products in Canada through its own commissioned and salaried sales force and currently has licensing agreements for the distribution of its products in 30 countries.  The Company’s focus on product development continues to be two fold utilizing in-licensing and out-licensing for immediate impact on its revenue stream.  These activities enable Stellar to fund its own in-house product development for future growth and stability. Stellar, through its out-licensing partners, intends to conduct clinical trials necessary to obtain the required regulatory approvals for its products in foreign markets.

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

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar’s products in Latin America and the Caribbean.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell NMP22®BladderChek® ("BladderChek") in the Canadian market. BladderChek is a unique point of care diagnostic, used in the diagnosis and monitoring of bladder cancer.  In October 2004, Stellar commenced selling BladderChek in Canada.

 In March 2004, the Company entered into supply and license agreements with SJ Pharmaceuticals, Inc. (now Leitner Pharmaceuticals Inc.) ("Leitner"). Under these agreements, Leitner was granted an exclusive license to use certain of the Company’s methods and technical know-how for the purposes of developing, marketing and selling NeoVisc and Uracyst products in the United States.  In addition to an upfront payment made to the Company upon signing, these agreements will provide Stellar with milestone payments and an ongoing royalty stream from future sales of these products in the United States.  Leitner will be responsible for conducting clinical trials and obtaining regulatory approvals for these products in the United States. These agreements were terminated in March of 2006 by mutual agreement.

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

In September 2005, the company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  Stellar also entered into licensing agreements with: Al-Mohab Co. for the sale of NeoVisc® in Kuwait in November 2005 and. Mega Pharm for the sale of Uracyst in Israel in December 2005.

In July 2006, a distribution agreement was signed with Bio-Technic Romania for NeoVisc® in Romania and subsequently, in August of 2006 the Company received its CE Mark for NeoVisc in Europe.

The Company signed a license and supply agreement with Watson Pharma, Inc ("Watson") in December 2006 for the distribution and sale of Uracyst in the United States market Under these agreements, Watson was granted an exclusive license to use certain of the Company’s methods and technical know-how for the purposes of developing, marketing and selling Uracyst products in the United States.  In addition to an upfront payment made to the Company upon signing, these agreements will provide Stellar with milestone payments and an ongoing royalty stream from future sales of these products in the United States.  Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for these products in the United States.

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

Development Strategy

Stellar focuses its product development activity around naturally occurring, well-studied (human body) chemicals and seeks novel applications in markets where its products demonstrate cost-effective therapeutic advantages.  By using this development strategy, management of Stellar believes it can bring products with niche applications to unsatisfied, under-serviced markets with relatively low regulatory risk.  In addition, management of the Company believes that a focus on in-licensing additional products focused on these same niche pharmaceutical markets improves its ability to compete with larger companies and gain significant market share for its products and licensed-in products.  Stellar is also building revenues through out-licensing its current products to international markets.

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

Competitive Analysis.  The major competitive product to NeoVisc in Canada and the United States is Synvisc®, which is manufactured and sold by Genzyme Corp.  Synvisc is a three injection dosage regime, which has been available in Canada since 1992 and in the United States since 1997.  Synvisc is the dominant product in the viscosupplementation market.  Management of Stellar estimates Synvisc’s market share at over 60% in the United States and 50% in Canada.

If approved for sale in the United States, NeoVisc would also compete with Fidia, SpA’s product, marketed under the trade name “Hyalgan®” by Sanofi-Synthelabo Inc. and Seikagaku’s product “Supartz®” marketed by Smith and Nephew, Orthovisc®, manufactured by Anika Therapeutics, Inc. and marketed by Johnson & Johnson.  In Canada, NeoVisc also competes with Suplasyn®, manufactured by Bioniche Life Sciences Inc. With little to differentiate these HA products for use in the treatment of degenerative joint disease, management of the Company believes that Stellar’s lower patient cost and high quality will allow NeoVisc to effectively further penetrate the market and obtain a significant share in Canada and, if approved for sale, the United States.

 As stated above, the Company has signed the following agreements for NeoVisc;

(i)

in June 2003, Stellar entered into a distribution agreement with BurnsAdler Pharmaceuticals (located in Charlotte, North Carolina), to distribute NeoVisc in Latin America and the Caribbean;

(ii)

in July 2005, Stellar entered into a licensing agreement with Innogen Ilac for the sale of NeoVisc in Turkey;

(iii)

in August 2005, the Company signed a distribution agreement with Technimed for the sale of NeoVisc in Lebanon;

(iv)

in November 2005, with Al-Mohab Co. (“Al-Mohab”) for the sale of NeoVisc® in Kuwait;

(v)

in July 2006, a distribution agreement was signed with Bio-Technic Romania SRL for NeoVisc® in Romania; and

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

 In addition, the Company signed the following agreements:

(i)

In September 2005, the company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.

(ii)

Stellar also entered into a licensing agreement in December 2005 with Mega Pharm for the sale of Uracyst in Israel.

(iii)

In December 2006, the Company signed a license and supply agreement with Watson who was granted an exclusive license to use certain of the Company’s methods and technical know-how for the purposes of developing, marketing and selling Uracyst products in the United States.

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

Market For Uracyst and the Uracyst Test Kit.  Data on the number of IC patients being treated and the method of treatment is not readily available in Canada or the United States.  Many products such as dimethylsulfoxide (DMSO) and heparin are not used exclusively to treat IC.  This lack of detailed end-use product and prescription data make it difficult to define the size of the IC market.  The number of people in Canada and the United States with IC is estimated by Stellar to be 150,000 and 1,500,000 respectively.

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

Marketing.  The rising cost of healthcare in hospitals has resulted in purchasers (i.e., materials management departments and state/provincial/private plans) reducing the number of products covered and restricting the entry of new products.  New products must offer real competitive benefits and cost advantages.  Skelite is expected to offer the high quality that is important to orthopedic surgeons and the cost attractiveness demanded by the purchaser.  While orthopaedic surgeons can use Skelite in many procedures, it is expected that Skelite will be initially used in trauma and hip/knee revisions. Stellar has had limited success in the Canadian market with Skelite. Larger hospital formularies generally are slow to add new products and require more evidence-based clinical work for products such as Skelite.  Unfortunately, Millenium Biologix Inc has not performed large clinical trials and the smaller case studies performed by Stellar are not sufficient for this purpose.  Stellar’s focus on smaller hospitals has been more effective in generating interest with respect to Skelite.

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

BladderChek is being sold at a competitive price to cytology, which is an important selling feature, given that BladderChek is 3 to 5 times more effective than cytology.  The excellent clinical support combined with BladderChek ease of use and price point is one key to its early adoption in most centres.  Stellar is currently working on moving BladderChek through the complex institutional protocols of the large teaching hospitals.  Stellar expects to see a faster adoption as reimbursement issues are resolved in these larger hospitals.

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

Manufacturing

Stellar currently out sources the manufacturing of its products, other than Uracyst offered for sale in Europe, to a special sterile facility, operated by Dalton Pharmaceutical Services ("Dalton").  This facility, which is in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice ("cGMP") regulations, has sufficient excess capacity at present to meet the Company’s short and long term objectives.  The Company’s products offered for sale in Europe are manufactured by Pohl-Boskamp and its sub-licensees.  See - “Products and Markets.”

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

The Company has established non-contractual supply arrangements for its raw materials with several sources. Stellar currently purchases the HA used in NeoVisc from Lifecore Biomedical and the chondroitin sulfate used in the formulation of Uracyst from Bioiberica, a Spanish supplier.  In the event of an interruption in the supply of these raw materials from such suppliers, the Company has a sourced a secondary supplier for the HA raw material and believes it would be able to secure similar raw materials at competitive prices from other suppliers located worldwide.

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

Under the European License, Pohl-Boskamp is required to cause all Uracyst products offered for sale in Europe to be manufactured in accordance with all applicable laws including, without limitation, Council Directive 90/385/EEC of 20 June 1990 and Council Directive 93/42/EEC of 14 June 1993 concerning medical devices.  See - “ Products and Markets.”

Stellar intends to market its products through its license agreement in the United States and, as such, it is important that a quality assurance program be designed to also comply with the FDA’s Medical Device cGMP regulations.  Thorough its out-licensing partnerships, the Company feels that its products canl be submitted for approval under the Pre-Market Approval (“PMA”) program of the FDA for marketing in the United States.  The FDA GMP regulations require significant documentation on all relevant procedures of the manufacturing and quality control of each product submitted for approval.

Open label trials of Uracyst have been completed and published in The Canadian Journal of Urology.  The Company is currently working with an American clinic in establishing an animal model to further demonstrate the role of Uracyst in the treatment of cystitis.  In connection with the FDA approval process, Stellar anticipates that it will utilize such American clinics to perform additional services.

Stellar anticipates that the FDA approval required to market Uracyst in the United States will be obtained around the end of 2010.  There can be no assurance, however, that such FDA approvals will be obtained or that Stellar or its United States licensee will be able to successfully market its products in the United States.  The costs associated with obtaining such FDA approval for Uracyst is the responsibility of Watson.

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

Future Product Development

Stellar believes that a well-targeted research and development program constitutes an essential part of its activities.  Stellar is currently developing a number of new product line extensions, with the intention of expanding the indications for its current products, NeoVisc and Uracyst, and, ultimately, expanding into other product areas.  However, Stellar’s efforts will be focused initially on developing strategic partners to assist Stellar in gaining regulatory approval in the United States and other international markets for its NeoVisc and Uracyst related products.  These submissions will be a priority for the Company, as management believes that these markets offer significant opportunities for the sale of the Company’s products.  The registration for all current products will likely require completion of clinical trials.  Clinical work, done in Canada and the United States, can then be used for submissions for entry into other countries.  As previously stated Stellar has signed an agreement for Uracyst in the United States with Watson.  Watson is responsible to fund the FDA approval process for Uracyst.  Stellar continues to search for suitable partners for NeoVisc in the United States.

For the years ended December 31, 2006 and 2005, the Company expensed approximately $217,607 and $608,957, respectively on in-house research and development activities.

Item 2.

Description of Property.

In 2004 the Company moved its main office to 544 Egerton Street in London, Ontario, Canada by purchasing the property and building located at such address for $450,000.  In connection therewith, the Company has incurred costs to-date of $193,433 for renovations to the office, packaging and warehouse space of approximately 10,600 square feet in the aggregate contained in the building.  Stellar believes that its existing property is in good condition and suitable for the conducting of its business.

Item 3.

Legal Proceedings.

Stellar may periodically become subject to legal proceedings and claims arising in connection in business.  The Company does not believe that there were any claims outstanding against it as of March 30, 2006 that will have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

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

		($) (USD)
		High	Low
2006
	First Quarter	1.38	0.86
	Second Quarter	1.12	0.77
	Third Quarter	1.01	0.80
	Fourth Quarter	1.22	0.70
2005
	First Quarter	2.10	1.50
	Second Quarter	1.80	1.10
	Third Quarter	1.40	1.01
	Fourth Quarter	1.07	0.76
2004
	First Quarter	1.78	0.64
	Second Quarter	2.27	1.35
	Third Quarter	2.19	0.86
	Fourth Quarter	2.02	1.19

On March 26, 2007, the last reported per share sale price for the Common Shares on the OTC Bulletin Board was $0.83 (USD).

Since December 2000, the Common Shares have been listed and traded on the TSX Venture Exchange.  The Common Shares are currently listed and trade on Tier 2 of the TSX Venture Exchange under the symbol “SLX.”  The following table sets forth the high and low per share sale price expressed in Canadian Dollars for the Common Shares as reported by the TSX Venture Exchange.

		($) (Cdn.)
		High	Low
2006
	First Quarter	1.60	1.00
	Second Quarter	1.20	0.86
	Third Quarter	1.00	0.86
	Fourth Quarter	1.38	0.75
2005
	First Quarter	2.45	1.80
	Second Quarter	2.00	1.35
	Third Quarter	1.50	1.20
	Fourth Quarter	1.20	0.85
2004
	First Quarter	2.28	0.85
	Second Quarter	3.00	1.90
	Third Quarter	2.80	1.95
	Fourth Quarter	2.44	1.75

Holders

As at January 1, 2007, there were 31 holders of record of the Common Shares.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2006 with respect to Common Shares that may be issued under the Company’s existing equity plans.  For additional information, see “Item 10 – Executive Compensation.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights in Canadian Dollars (b)	Number of securites remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,010,000	1.84	901,635
Equity compensation plans not approved by security holders
Total	1,010,000	1.84	901,635

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

In January 2006, Stellar entered into a financial advisory and consulting agreement with LMT Financial Inc., a company beneficially owned by a director and his spouse.  Mr. Tenney currently serves as Chairman of the Board of Stellar.  In consideration for services provided under this agreement, LMT Financial Inc. earned a fee of $72,000 (Cdn.) in 2006.  This fee was satisfied in full through 12 monthly payments of $6,000 during 2006.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2006, neither Stellar nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any Common Shares.

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

(i)

SFAS No. 151.  SFAS No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so normal.”  Additionally, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 have been adopted by the Company in 2006 with no material impact to the financial statements.

(ii)

SFAS No. 153.  SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Accounting Principles Board Opinion No. 29. “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 have been adopted by the Company in 2006 with no material impact to the financial statements.

(iii)

SFAS No. 48.  SFAS No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. which is a change in accounting for income taxes. This Statement specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. SFAS 48 is effective for fiscal years beginning after December 15, 2006 and as a result is effective for the Company in the first quarter of fiscal 2008.  The Company is currently evaluating the impact of SFAS 48 on its financial statements.

(iv)

SFAS No. 157.   In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157," Fair Value Measures."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements.

(v)

SFAS No. 108.    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company adopted SAB 108 in the fourth quarter of 2006 with no material impact to the financial statements.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (in Canadian Dollars)

Revenues

For the year ended December 31, 2006, total revenues from all sources increased 125.4% to $ 4,377,697 compared to $1,942,251 in the same period during 2005.  When revenue for 2006 is adjusted for licensing fees of $2,548,352, the revenues for 2006 would show a decrease of 5.7%. This growth was negatively impacted by the NeoVisc (decline of 21.5%) as discussed above, in the review of the fourth quarter highlights. In 2006, Uracyst revenue grew by 33.8% over 2005 due mainly to growth in the Canadian market.

BladderChek sales grew by 95.4% in 2006 due to strong clinical support out of the United States and growing physician support in Canada.

Gross profit for 2006 was up 194.4% to $3,921,549 compared to $1,332,270 in 2005. The Company’s net income increased to $1,255,225 in 2006 compared to a loss of $1,740,498 for 2005. Although profitability was driven by licensing revenues the company received in the year, profitability from operations experienced in both October and November 2006 will be the objective the company will strive for in 2007.

During 2006, the Company incurred non-cash expenses totaling $271,354. The Company recorded an expense of $112,237 which was related to options which vested in the year, of which $77,703 was for options issued to employees and directors as compensation expenses. The balance of $34,534 was related to share options granted to consultants and has been expensed under professional fees as a consulting expense. Stellar also incurred non-recurring costs of $363,984, which includes $321,846 for professional fees related to the completion of the Watson agreement and $42,139 for obsolete materials intended for use in the NeoVisc clinical trials.

Cost of Sales

Cost of goods sold for the twelve month period ended December 31, 2006, was $419,652 (without the effect of the $36,496 for other product costs and write-downs) or 29.4% of product sales compared to $450,591 or 27.7% of product sales in 2005. The costs associated with NeoVisc had a negative impact on the cost of goods for 2006. However, improvements in the manufacturing process will improve the cost of goods going forward.

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the twelve month period ended December 31, 2006, the Company incurred $217,607, in research costs compared to $608,957 in 2005.

During 2006, the Company continued development of manufacturing processes to improve yields from both Uracyst and NeoVisc production. This work is expected to improve Stellar’s competitiveness in the global market.

In 2006 the Stellar continue to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Dr Hurst work will further enhance Uracyst treatment of this bladder defect.

Business Development

Progress continues to be made as Stellar focuses on a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.  As previously referenced in the overview, Stellar entered into two new out-licensing distribution agreements in 2006. Stellar also received its CE mark in August of 2006 for NeoVisc. These events will continue to enhance Stellar’s objectives in growing a global presence for its products.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2006 were $2,332,452, compared to $2,418,918 for the same period in 2005. This decrease includes the cost of $112,237 related to non-cash expenses for options to acquire common shares ("Common Shares") in the capital of the Company issued to consultants and the directors of the Company. During this period, the Company incurred fee expenses to members of the board of directors, which totaled $42,000.

Interest income and expense

Interest and other income for the year ended December 31, 2006 was $42,852 as compared to $99,689 during the same period in 2005. This amount includes the investment of dividends; interest received on a short-term loan and the gain on a sale of short term investments. Cash will be maintained in liquid investments.

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

BladderChek sales remain flat as we continue to work on in market reimbursement issues. Strong clinical support out of the United States and growing physician support in Canada is expected to help turn this around in 2006.

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

Interest income and expense

Interest revenue was $99,689 for the year ended December 31, 2005 as compared to $96,117 for 2004.  These amounts include: the investment of dividends, interest received on a short-term loan and the gain on a sale of short term investments.  Cash will be maintained in liquid investments.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $3,515,193 at December 31, 2006 as compared with $2,108,755 at December 31, 2005.  During the year ended December 31, 2006, the Company received aggregate proceeds of $156,163 in respect of 346,350 Common Shares issued upon the exercise of previously granted options.

At March 26, 2007, the Company did not have any outstanding indebtedness for borrowed money.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, such revenue has not been sufficient to fund the Company’s research, development and marketing activities. Accordingly, the Company continued to incur losses in 2006 and drew from its holdings of cash, cash equivalents and short-term investments. Although there can be no assurance, the Company does expects to move towards a profitable status in 2007, thereby funding its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

Risks and Uncertainties

Stellar is subject to risks, events and uncertainties, or "risk factors", associated with being both a publicly-traded company operating in the biopharmaceutical industry, and as an enterprise with several projects in the research and development stage. Such risk factors could cause reported financial information to not necessarily indicate future operating results or future financial position. The Company cannot predict all of the risk factors nor can it assess the impact, if any, of such risk factors on its business, or the extent to which any factor, or combination of factors, may cause future results or financial position to differ materially from those reported or those projected in any forward-looking statements. Accordingly, reported financial information and forward-looking statements should not be relied upon as a prediction of actual future results.

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

In addition to the foregoing, the industry in which the Company operates is very competitive. Many of our competitors and potential competitors have substantially greater product development capabilities, experience conducting clinical trials and financial, scientific, manufacturing, sales and marketing resources and experience than the Company.  The pharmaceutical industry is an industry of innovation and change, which can change the competitive landscape rapidly.  This could result in a material adverse affect on the financial condition of the Company.

The Company currently outsources the manufacturing of its products to a third party contract manufacturer, located in Toronto, Ontario. Although the Company has taken several measures to control the quality and on-time delivery of its products by this manufacturer, Stellar is unable to control all aspects of its third party manufacturer's operations.  If a supplier of a product or component discontinued or restricted such supply, the Company’s business may be harmed by the resulting delays.  This could result in a material adverse affect on the financial condition of the Company.

While management has some experience conducting business activities with international accounts, the Company is subject to a number of risks associated with international accounts that may increase the Company's costs, lengthen sales cycles, and require significant management attention.  International accounts carry certain risks associated with foreign currency fluctuations; exchange controls; uncertainties of laws and enforcement relating to the protection of intellectual property; and other factors, depending on the country involved.  There can be no assurance that the Company will not experience these factors in the future, or that they will not have a material adverse affect on the Company's business, results of operations or financial condition.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business, does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often  referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 26, 2007, the Company was not involved in any material unconsolidated SPE transactions.

Item 7.

Financial Statements.

The financial statements of the Company for 2006 and 2005, including the notes thereto, together with the report thereon of Mintz & Partners, LLP Chartered Accountants are attached to the end of this annual report and are hereby incorporated herein by reference.

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

Item 8B.

Other Information.

Not applicable.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar as of March 26, 2007.

Name	Age	Positions

Peter Riehl	61	Director, President and Chief Executive Officer
Arnold Tenney	64	Chairman of the Board and Financial Advisor
John J. Kime	64	Director
David A. Rosenkrantz	49	Director
Robert H. Kayser	64	Director
John M. Gregory	54	Director
Janice M. Clarke	46	Chief Financial Officer

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

Arnold Tenney, Chairman of the Board and Financial Advisor.   Since 2002, Arnold S.. Tenney has been a financial consultant at Devine Entertainment Corporation ("Devine"), a children and family film production and development company.  Prior to his position at Devine Mr. Tenney was Chief Executive Officer of ARC International Corporation from 1978 to 2000.  ARC International Corporation was a developer of indoor ice arenas and tennis clubs, as well as an investment company involved in entertainment and cable television whose shares were traded on the American Stock Exchange until its liquidation in 2000.  Mr. Tenney was a director and Chairman of the Board of Cabletel Communications from 1985 to 2000, which is a leading supplier of broadband equipment to the cable television industry whose shares currently trade on both the Toronto and American Stock Exchanges.  Mr. Tenney was a director of Ballantyne of Omaha, Inc. from 1988 to 2000 and served as Chairman of the Board from 1992 to 2000.  Ballantyne of Omaha, Inc. is a leading manufacturer of commercial motion picture projection equipment whose shares trade on the American Stock Exchange.  Mr. Tenney served as a director for Phillip Services Inc., a Canadian metal recycling company, from 1998 to 2000.  He served in the capacity as a representative of Mr. Carl Icahn.

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

John M. Gregory, Director.  Mr. Gregory is managing partner of SJ Strategic Investments, LLC.  a private, family-owned investment vehicle with a diverse portfolio of public and private investments. Mr. Gregory’s leadership as chairman and CEO of King Pharmaceuticals helped the company grow from a 90-employee family business to an S&P 500 Index company on the New York Stock Exchange with revenues exceeding $1 billion. Mr. Gregory is a graduate from the University of Maryland with a degree in pharmacy.

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

The Company believes that all of its officers and directors have filed reports required by Section 16 (a) of the Exchange Act during 2006.

Code of Ethics

The Company has not adopted a code of ethics in light of its limited number of executive officers.

Item 10.

Executive Compensation.

Summary Compensation Table

The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

The following table sets forth all compensation earned during each of the three years included in the period ended December 31, 2006 by the Chief Executive Officer of Stellar, such individual being the only executive officer of Stellar whose total annual salary, bonus and other annual compensation exceeded $100,000 (USD).

		Annual Compensation			Long Term Compensation
Name of Principal and Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options (#)
		($)(Cdn.)
Peter Riehl	2006	175,000	-	-	-
President & Chief	2005	175,000	-	-	70,000
Executive Officer	2004	140,000	-	-	35,000
	2003	100,000	-	-	25,000

Employment Agreements and Termination of Employment

Effective as of September 1, 2000, Stellar entered into an employment agreement with Peter Riehl.  Under Mr. Riehl’s employment agreement, Mr. Riehl agreed to serve as a director of Stellar and is employed as the President and Chief Executive Officer of Stellar.

Effective January 1, 2007, Mr. Riehl’s employment agreement provides for a gross annual remuneration of $175,000, plus standard dental and life insurance benefits.  Mr. Riehl is also entitled to be reimbursed for all Company-related travel and other out-of-pocket expenses.  Pursuant to his employment agreement, Mr. Riehl is further entitled to receive an annual bonus, at the discretion of the Board of Directors, in the form of cash and/or stock options, based upon the achievement of certain performance goals to be established by the Compensation Committee of the Board of Directors.

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

As at March 26, 2007 the number of Common Shares which remain available for issuance under the Plan is 1,911,635 of which 901,635 Common Shares remain available for option grants.

The Plan has been approved by the Company’s shareholders.

Option Grants in Last Fiscal Year

There were no options to purchase Common Shares granted to Mr. Riehl during the fiscal year ended December 31, 2006 (2005 – 70,000).

Compensation of Directors

In 2006, the directors of the Company were entitled to receive cash compensation for serving in such capacity.  The director acting as Chairman of the Board receives $10,000 annually.  All other directors receive $6,000 annually.  In addition, members of the Audit Committee receive $4,000 annually and members of the Compensation Committee receive $1,000 annually. Board members are eligible to participate in the Plan.

No options to purchase Common Shares were granted to the directors and officers under the Option Plan in 2006.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of options by Mr. Riehl during the year ended December 31, 2006.

Name	Securities Acquired on Exercise (#)	Value Realized ($) (Cdn.)	Unexercised Options at December 31, 2006 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2006 ($) (Cdn.) Exercisable/ Unexercisable

Peter Riehl	25,000	$ 5,750	93,333/11,667	$41,599 / - $0 -

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

Directors’ and Officers’ Liability Insurance

The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers.  The annual premium payable by the Company in respect of such insurance is $26,460 for 2006 compared to $30,780 in 2005. The total amount of insurance purchased for the directors and officers as a group in 2006 and 2005 is $2,000,000.  The directors and officers are not required to pay any premium in respect of the insurance.  The insurance policy does not contain deductibility provisions.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 26, 2007, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Chief Executive Officer and (B) all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Peter Riehl 14 Exmoor Pl. London, Ontario Canada N5X 3W2	3,569,741(1)	15.1%

Common Shares	Arnold Tenney 31 Maple Avenue Toronto, Ontario Canada M4W 2T8	989,200(2)	4.2%

Common Shares	Robert H. Kayser 156 McGarrel Drive London, Ontario Canada N6G 5E7	41,667(3)	0.2%

Common Shares	John J. Kime 138 Hunt Club Dr. London, Ontario Canada N6H 3Y7	191,667(4)	0.8%

Common Shares	David A. Rosenkrantz 105 Adelaide Street West Toronto, Ontario Canada M5H 1P9	625,5000(5)	2.7%

Common Shares	Janice Clarke 8664 Parkhouse Drive Mt. Brydges, Ontario Canada N0L 1W0	82,222(7)	0.5%

Common Shares	SJ Strategic Investments LLC 340 Edgemont Ave Suite 500 Bristol, Tennessee U.S.A 37620	5,188,794(6)	22.1%

Common Shares	All directors and executive officers (7 individuals)	5,576,996(8)	23.1%

(1)

Includes (i) 1,690,714 Common Shares owned by Mr. Riehl’s wife and (ii) currently exercisable options on 93,333 Common Shares granted under the Plan - See “Item 10.  Executive Compensation. – Stock Option Plan.”

(2)

Includes (i) 672,700 Common Shares owned by LMT Financial Inc, a company beneficially owned by Mr. Tenney and his spouse ; (ii) 126,500 Common Shares  owned by Arnmart Investments Limited, a company in which Mr. Tenney holds and equity interest; (iii) 85,000 Common Shares owned by Mr. Tenney’s spouse; (iv) currently exercisable options on 105,000 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan,”

(3)

Includes (i) currently exercisable options on 41,667 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan,”

(4)

Includes currently exercisable options on 66,667 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan.”

(5)

Includes (i) 441,333 Common Shares owned by Mr. Rosenkrantz’s wife and (ii) currently exercisable options on 66,667 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan”

(6)

Shares are directly owned by SJ, with John M. Gregory as the managing member deemed to have sole voting and dispositive power over the shares. Joan P. Gregory, Susan Gregory and James M. Gregory are deemed to be indirect beneficial owners of shares due to their financial interest in SJ.

(7)

Includes (i) currently exercisable options on 10,000 Common Shares granted under the Plan.  See “Item 10.  Executive Compensation. – Stock Option Plan,”

(8)

Includes currently exercisable options on 371,667 Common Shares granted under the Plan.  See “Item 10. Executive Compensation. – Stock Option Plan”.

Item 12.

Certain Relationships and Related Transactions.

As discussed in Item 5 of this annual report, the Company entered a fiscal advisory and consulting agreement on January 1, 2006, with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services provided in 2006.  Under the terms of this agreement the Company has extended LMT’s consulting services for one additional one year period.  Mr. Tenney currently serves as Chairman of the Board of Stellar.

Item 13.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit No.	Description of Exhibit	Sequential Page Number
2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
10.1	United States Patent No. 6,083,933	*
10.2	Canadian Patent No. 2,269,260	*
10.3	License Agreement dated December 21, 2001 between the Company and G. Pohl-Boskamp GmbH & Co.	*
10.4	Consulting agreement dated February 21, 2001 between the Company and LMT Financial Inc.	*
10.5	Contract Services Agreement Inc. dated October 10, 2003 between the Company and Dalton Chemical Laboratories Inc.	**
10.6	Amended Agreement dated January 1, 2004 between the Company and LMT Financial Inc.	***
10.7	NeoVisc Licence and Supply Agreements dated March 24, 2004 between the Company and SJ Pharmaceuticals Inc.	***
10.8	Uracyst Licence and Supply Agreements dated March 24, 2004 the Company and SJ Pharmaceuticals Inc	***
10.9	Amending Consulting Agreement dated December 10, 2004 between the Company & LMT Financial Inc.	***
10.10	Option Plan	***
10.11	Amendment to Option Plan – 2001	***
10.12	Amendment to Option Plan – 2004	***
10.13	Amendment to Option Plan – 2005	***
10.14	Uracyst Licence and Supply Agreements dated December 13, 2006 the Company and Watson Pharma, Inc	****
99.1	Certification of Chief Executive Officer	****
99.2	Certification of Chief Financial Officer	****

*

Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB dated February 4, 2002.

**

Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated April 26, 2003.

***

Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated January 13, 2006

****

Filed as an exhibit Company’s 2006 Annual Report Form 10-KSB dated March 30, 2007.

*****

Filed on December 28, 2006 on Form 8-K

(b)

Reports on Form 8-K

Filed May 9, 2006 – 1st Qtr 2006 Financial Results

Filed August 10, 2006 – 2nd Qtr 2006 Financial Results

Filed November 8, 2006 – 3rd Qtr 2006 Financial Results

Item 14.

Principal Accountant Fees and Services.

Fees for Services Provided by Independent Auditors

Fees for all services provided by Mintz & Partners, LLP the Company’s independent auditors, for 2006 and 2005 were as follows:

Audit Fees.

Fees for services for fiscal years 2006 related to the annual financial statement audits and reviews of quarterly financial statements filed in the reports on Form 10-Q and statutory audits were approximately $93,550, compared to $76,500 in 2005.

Audit-Related Fees.

In addition to the Audit Fees, the company paid Kraft, Berger, Grill, Swartz & Cohen LLP approximately $2,910 in 2006 for tax advice services and review issues with regards to employee benefit issues and research & development credits.

Tax Fees.

Collins Barrows (a company affiliated with Mintz & Partners, LLP) will be filing the Company’s taxes for 2006, it is estimated that fees related to the 2006 and 2005 tax filings will be $2,500 for each year filed.

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

The Audit Committee of the board has recommended that Mintz & Partners, LLP be appointed as the company’s independent auditors for the fiscal year ending December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2007		Stellar Pharmaceuticals Inc.

	By:	/s/Arnold Tenney
Arnold Tenney
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2007	By:	/s/Arnold Tenney
Arnold Tenney
Chairman of the Board

April 2, 2007	By:	/s/Peter Riehl
Peter Riehl
Chief Executive Officer

April 2, 2007	By:	/s/David A. Rosenkrantz
David A. Rosenkrantz
Director

April 2, 2007	By:	/s/Robert H. Kayser
Robert H. Kayser
Secretary and Director

April 2, 2007	By:	/s/John J. Kime
John J. Kime
Director

March 30, 2007	By:	/s/John M. Gregory
John M. Gregory
Director

April 2, 2007	By:	/s/Janice M. Clarke
Janice M. Clarke
Chief Financial Officer

STELLAR PHARMACEUTICALS INC.

FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

STELLAR PHARMACEUTICALS INC.

DECEMBER 31, 2006

CONTENTS

PAGE
FINANCIAL STATEMENTS
AUDITORS’ REPORT	1
BALANCE SHEETS	2
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF CASH FLOWS	5
NOTES TO FINANCIAL STATEMENTS	6-23

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Stockholders of
Stellar Pharmaceuticals Inc.

We have audited the accompanying balance sheets of Stellar Pharmaceuticals Inc. as of December 31, 2006 and December 31, 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stellar Pharmaceuticals Inc. as of December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Toronto, Ontario

/S/ MINTZ & PARTNERS LLP
March 26, 2007

CHARTERED ACCOUNTANTS

STELLAR PHARMACEUTICALS INC.

BALANCE SHEETS

(Canadian Funds)

December 31

ASSETS
		2006	2005
CURRENT
Cash and cash equivalents (Note 3)		$ 3,515,193	$ 2,108,755
Accounts receivable, net of allowance $nil (2005 - $nil)		199,704	157,749
Inventories (Note 4)		274,597	288,337
Prepaid, deposits and sundry receivables (Note 5)		55,407	152,514
		4,044,901	2,707,355
PROPERTY, PLANT AND EQUIPMENT (Note 6)		853,818	959,999

OTHER ASSETS (Note 7)		49,691	46,187
		$ 4,948,410	$ 3,713,541
LIABILITIES

CURRENT
Accounts payable		$ 226,026	$ 487,359
Accrued liabilities		135,198	122,999
Deferred revenues		1,500	43,397
		362,724	653,755
CONTINGENCIES AND COMMITMENTS (Note 13)
SHAREHOLDERS' EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited	Non-voting, convertible, redeemable and retractable preferred
	shares with no par value
Unlimited	Common shares with no par value
ISSUED (Note 8)
23,819,040	Common shares (2005 - 23,470,190)	8,299,554	8,100,253
	Paid-in capital options - outstanding	513,990	545,025
	- expired	201,322	98,913
		9,014,866	8,744,191
DEFICIT		(4,429,180)	(5,684,405)
		4,585,686	3,059,786
		$ 4,948,410	$ 3,713,541
See accompanying notes to financial statements.

Approved on behalf of the Board:

 /s/Peter Riehl

/s/Arnold Tenney_

Director

Director

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Canadian Funds)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Number of
	Common	Common	Options	Options
	Shares	Shares	Outstanding	Expired	Deficit
	#	$	$	$	$
BALANCE,
January 1, 2005	22,802,373	7,720,873	374,712	67,263	(3,943,911)
Shares issued for cash	667,817	324,064	-	-	-
Options issued to consultants	-	-	204,303	-	-
Options exercised	-	55,316	(55,316)	-	-
Options issued to employees	-	-	52,976	-	-
Employees options forfeited	-	-	(26,650)	26,650	-
Consultants options expired	-	-	(5,000)	5,000	-
Net loss for the year	-	-	-	-	(1,740,494)

BALANCE,
December 31, 2005	23,470,190	8,100,253	545,025	98,913	(5,684,405)
Shares issued for services	2,500	2,275	-	-	-
Options issued to consultants	-	-	34,534	-	-
Options exercised	346,350	197,026	(40,863)	-	-
Options issued to employees	-	-	77,703	-	-
Employees options forfeited	-	-	(6,561)	6,561	-
Consultants options expired	-	-	(95,848)	95,848	-
Net income for the year	-	-	-	-	1,255,225
BALANCE,
December 31, 2006	23,819,040	8,299,554	513,990	201,322	(4,429,180)

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

(Canadian Funds)

FOR THE YEARS ENDED DECEMBER 31

	2006	2005
PRODUCT SALES (Note 9)	$ 1,427,264	$ 1,627,670
COST OF GOODS SOLD	419,652	450,591
MARGIN ON PRODUCT SOLD	1,007,612	1,177,079

ROYALTIES & LICENSING REVENUE (Note 9)	2,950,433	314,581
WRITE-DOWN OF OBSOLETE INVENTORY	(7,291)	(36,238)
OTHER PRODUCT COST (Note 10)	(29,205)	(123,152)
GROSS PROFIT	3,921,549	1,332,270

EXPENSES
Selling, general and administrative	2,332,452	2,418,918
Research and development	217,607	608,957
Amortization	159,117	144,582
	2,709,176	3,172,457
INCOME (LOSS) FROM OPERATIONS	1,212,373	(1,840,187)
INTEREST AND OTHER INCOME	42,852	99,689
NET INCOME (LOSS) FOR THE YEAR BEFORE TAXES	$ 1,255,225	$ (1,740,498)
INCOME TAXES (Note 11)	-	-
NET INCOME (LOSS)	$ 1,255,225	$ (1,740,498)
EARNINGS (LOSS) PER SHARE (Note 12) - Basic	$ 0.05	$ (0.08)
- Fully diluted	$ 0.05	$ -
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - Basic	23,575,479	23,182,107
- Fully diluted	23,634,070	-

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(Canadian Funds)

FOR THE YEARS ENDED DECEMBER 31

	2006	2005
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net income (loss) for the year	$ 1,255,225	$ (1,740,498)
Amortization	159,117	144,582
Issuance of equity instruments for services rendered	114,512	257,279
	1,528,854	(1,338,637)
Change in non-cash operating assets and liabilities
(Increase) decrease in accounts receivable	(41,955)	24,011
Decrease in inventories	13,740	48,154
Decrease in prepaid, deposits and sundry receivables	97,107	3,458
Increase (decrease) in accounts payable and
accrued liabilities	(249,134)	235,231
Decrease in deferred revenues	(41,897)	(177,923)
	1,306,715	(1,205,707)
INVESTING ACTIVITIES
Additions to property, plant and
equipment	(51,581)	(151,558)
Increase in other assets	(4,859)	(30,915)
	(56,440)	(182,473)
FINANCING ACTIVITIES
Issuance of common stock	156,163	324,064
	156,163	324,064
CHANGE IN CASH AND CASH EQUIVALENTS	1,406,438	(1,064,115)

CASH AND CASH EQUIVALENTS, beginning of year	2,108,755	3,172,870

CASH AND CASH EQUIVALENTS, end of year	$ 3,515,193	$ 2,108,755

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

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

The Company markets its products in Canada and currently has agreements in place for distribution of its products in various countries including the United States of America.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(a)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase or are otherwise highly liquid.  Cash and cash equivalents are under the custodianship of two major financial institutions located in Canada and one financial institution located in Dublin, Ireland.

(b)

ACCOUNTS RECEIVABLES

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

(c)

REVENUE RECOGNITION

Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collection is reasonably assured.  The Company has a "No Return" policy on the sale of its goods.

Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met including whether the delivered element has stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. Non-refundable up-front fees for the licensing of technology and products under agreements which do not require the Company to perform research or development activities or other significant future performance obligations is recognized at the time the agreement is executed.  Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform related to that specific element of the arrangement. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no future obligation, the amount of the royalty fee is determinable and collection is reasonably assured.

(d)

INVENTORIES

Inventories are valued at the lower of cost and net realizable value with cost being determined on a first-in, first-out basis.

(e)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.  Amortization is being provided for on a straight-line basis over the estimated useful lives of the assets.  The Company periodically compares the carrying values of property, plant and equipment to their net realizable values and charges income with any impairment to net assets.  The estimated useful lives of the assets are as follows:

Asset Classification

Useful Life

Building

20 years

Computer and office equipment

5 years

Manufacturing equipment

5 years

(f)

OTHER ASSETS

Amortization of other assets is being provided for on a straight-line basis as noted below:

Asset Classification

Useful Life

Patents

17 years

Patents represent capitalized legal costs incurred in connection with applications for patents.  For patents and applications that are abandoned, the company charges the remaining net book value to expenses.

(g)

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

(h)

DEFERRED INCOME TAXES

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized based on the difference between the accounting values of assets and liabilities and their related tax bases using future income tax rates when these differences are expected to reverse.  Valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that the benefit will not be realized.

(i)

STOCK-BASED COMPENSATION

The Company uses fair value based method of accounting for all its stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123(R).  SFAS 123(R) requires companies to estimate the fair value of share based payment awards on the date of grant using an option pricing model.  The value of awards that are ultimately expected to vest is recognized as expense near the requisite service periods in the Company’s statements of operations.

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

(m)

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes.  For the year ended December 31, 2006 and 2005, comprehensive income was the same as net earnings.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 (n)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the year, adjusted for any subdivision or consolidation.

Fully diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.  Dilutive common equivalent shares consist of shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  Diluted loss per share is not calculated when the effect is antidilutive.

(o)

NON-MONETARY TRANSACTIONS

Shares issued for commercial transactions are valued based on the value of services provided.

3.

CASH AND CASH EQUIVALENTS

Consists of -	December 31,
	2006	2005
Cash	$ 659,880	$ 169,974
Short-term investments	2,855,313	1,938,781
	$ 3,515,193	$ 2,108,755

4.

INVENTORIES

Consists of -	December 31,
	2006	2005
Raw material	$ 85,262	$ 71,131
Finished goods	64,088	44,331
Packaging materials	46,386	27,457
Work in process	78,861	145,418
	$ 274,597	$ 288,337

5.

PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

Consists of -	December 31,
	2006	2005
Prepaid operating expenses	$ 31,686	$ 81,761
Deposit on manufactured goods	17,000	-
Materials for use in clinical trials	-	47,138
Interest receivable on investments	6,721	23,615
	$ 55,407	$ 152,514

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

6.

PROPERTY, PLANT AND EQUIPMENT

	December 31, 2006
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$ 90,000	$ -	$ 90,000
Building	560,927	58,285	502,642
Office equipment	39,394	29,485	9,909
Manufacturing equipment	569,474	375,426	194,048
Computer equipment	108,454	51,235	57,219
	$ 1,368,249	$ 514,431	$ 853,818

	December 31, 2005
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$ 90,000	$ -	$ 90,000
Building	536,759	30,663	506,096
Office equipment	39,394	26,019	13,375
Manufacturing equipment	542,061	267,889	274,172
Computer equipment	108,454	32,098	76,356
	$ 1,316,668	$ 356,669	$ 959,999

7.

OTHER ASSETS

	December 31, 2006
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$ 53,865	4,175	$ 49,690
Goodwill	1	-	1
	$ 53,866	$ 4,175	$ 49,691

	December 31, 2005
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$ 49,006	2,820	$ 46,186
Goodwill	1	-	1
	$ 49,007	$ 2,820	$ 46,187

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

8.

CAPITAL STOCK

(a)

Common Shares

During 2006, the Company issued 348,850 (2005 – 667,817) Common Shares, of these 346,350 were issued to consultants, employees and directors, who exercised stock options, with a weighted average price per share of $0.45 for cash.  The remaining Common Shares were issued to a consultant for services rendered with an average price of $0.91.

	# of Shares	$ Amount

Balance, January 1, 2005	22,802,373	$ 7,720,873
Issued for cash consideration	667,817	379,380
Balance, December 31, 2005	23,470,190	8,100,253
Issued for consulting services rendered in 2005	2,500	2,275
Issued for cash consideration	346,350	197,026
Balance, December 31, 2006	23,819,040	$ 8,299,554

(b)

Shares to be Issued

Subsequent to the year ended 2006 there were 3,500 Common Shares issued for consulting services rendered during 2006, with a value $3,500.  During 2006, 2,500 Common Shares were issued for consulting services rendered in 2005 with a value of $2,275.

(c)

Paid-in Capital Options - Outstanding

The activities in the paid-in capital options and warrants are as follows:

$ Amount

Balance, January 1, 2005	$ 374,712
Options issued to consultants	204,303
Options issued to employees	52,976
Options exercised	(55,316)
Options of consultants expired	(5,000)
Options forfeited by employees	(26,650)

Balance, December 31, 2005	545,025
Expense recognized for options to consultants	34,534
Options exercised	(40,863)
Expense recognized for options to employees/ directors	77,703
Options forfeited by employees	(6,561)
Options of consultants expired	(95,848)

Balance, December 31, 2006	$ 513,990

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

8.

CAPITAL STOCK (continued)

 (d)

Paid in Capital Options – Expired

$ Amount
Balance, January 1, 2005	$ 67,263
Options issued to consultants expired	26,650
Options issued to employees forfeited	5,000
Balance, December 31, 2005	98,913
Options issued to consultants expired	95,848
Options issued to employees forfeited	6,561
Balance, December 31, 2006	$ 201,322

(e)

Stock Options

Under the terms of the Company's stock option plan ("Plan"), the Company is authorized to grant directors, officers, employees and others options to purchase Common Shares at prices based on the market price of shares as determined on the date of grant.  On December 31, 2006, the maximum number of Common Shares that may be issued under the Plan was 4,629,452 (2005 - 4,629,452).  Stock options become exercisable at dates determined by the Board or the Compensation Committee of the Board, with the term of an option not to exceed five years from the date of the grant of the option.

During the year ended December 31, 2006, no options (2005 – 775,000) were issued by the Company. The Company recorded $112,237 (2005 - $257,279) as an expense related to options issued to directors, officers, employees and consultants, for services rendered in 2006. $77,703 (2005 - $52,976) of the total expense has been recognized for options to the Company’s directors, officers and employees as selling, general, and administrative expense. There were 110,000 options granted to employees in 2005 with a vesting period of 18 months with one-half of the options vesting equally at the end of each of the six fiscal quarters in 2006 and 2007. The second half of these options was contingent on the Company reaching the profit objective for fiscal 2006. The remaining $34,534 (2005 - $204,303) of the total expense has been recognized for services provided by consultants in 2006 as selling, general, and administrative expense based on the fair value of the options. The total number of options outstanding as at December 31, 2006 was 1,010,000 (2005 – 1,540,000).

The fair value of options granted in 2005 was estimated as $0.57 at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

8.

CAPITAL STOCK (continued)

Risk-free interest rate	2.93% - 3.47%
Expected life	3 years
Expected volatility	54% - 58.9%
Dividend yield	0%

On June 29, 2005, pursuant to resolutions by the Board of Directors and shareholders, the Company increased the number of options in the plan to 4,629,452 from 4,157,841.

The following table presents information relating to stock options outstanding and exercisable at December 31, 2006.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.91 to $1.99	395,000	1.5 years	$ 1.19	342,500	$ 1.23
$2.00 to $2.05	245,000	.24 years	2.02	245,000	2.02
$2.08 to $3.52	370,000	.28 years	2.41	370,000	2.29
	1,010,000	.75 years	$ 1.84	957,500	$ 1.89

The following table presents information relating to stock options outstanding and exercisable at December 31, 2005.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.33 to $0.79	375,000	.56 years	$ 0.47	375,000	$ 0.47
$0.80 to $1.99	400,000	2.5 years	1.18	48,334	1.66
$2.00 to $3.54	765,000	1.13 years	2.29	765,000	2.29
	1,540,000	1.35 years	$ 1.56	1,188,334	$ 0.85

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

8.

CAPITAL STOCK (continued)

The activities in options outstanding are as noted below:

	Options	Weighted Average Exercise Price
Balance, January 1, 2005	1,590,000	$ 0.98
Granted	775,000	1.18
Exercised	(667,817)	0.49
Forfeited	(157,183)	1.33
Balance, December 31, 2005	1,540,000	1.56
Cancelled	(5,000)	-
Exercised	(346,350)	0.45
Forfeited	(178,650)	2.14
Balance, December 31, 2006	1,010,000	$ 1.84

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income.

The weighted average fair value of options granted during the year ended December 31, 2005 was estimated to be $0.52.  There were no options granted during the year ended December 31, 2006.

9.

REVENUES

Revenue for the year includes products sold in Canada and, international sales of products and raw materials sold at cost to our European licensee.  Revenue earned is as follows:

	December 31,
	2006	2005
Products Sales
Domestic sales	$ 1,314,641	$ 1,528,352
International sales	106,343	86,346
Other revenue	6,280	12,972
Total Product Sales	$ 1,427,264	$ 1,627,670

Royalties and licensing revenue	2006	2005
Licensing fees	$ 2,548,352	$ 2,923
Royalty payments	402,081	311,658
Total royalties and licensing revenue	$ 2,950,433	$ 314,581

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

9.

REVENUE (continued)

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Lebanon, Malaysia, Kuwait, Romania the United Arab Emirates and Turkey.  The continuing operations reflected in the statements of operations include Stellar’s activity in these markets.

10.

OTHER PRODUCT COST

In November of 2005, the Company experienced higher than anticipated reports of side effects with one of its products, NeoVisc and withdrew this batch from sale.  Subsequent to a second batch of the product released in early 2006, the Company decided to stop the sale of product from this batch  The Company has recorded $29,205 as other product cost in 2006 (2005 - $123,152).

11.

INCOME TAXES

Rate reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory income tax rate included in the statements of operations follows:

Income tax expense (benefit) is comprised of:	2006	2005

Income tax expense (recovery) at statutory rate at 36.12%	$ 355,940	$ (628,668)
Adjusted for:
Benefits realized from loss carried forward	(404,269)	-
Tax deferral from timing differences on expenses	3,496	128,150
Non-deductible expenses	44,833	96,751
Non-recognition of tax benefit from net losses	-	403,767
	$ -	$ -

Deferred tax assets and liabilities reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their corresponding tax basis. A significant component of net deferred tax assets is as listed below:

Components of deferred income tax assets and liabilities:

	2006	2005

Benefit of net operating loss carry-forward	$ 835,900	$ 1,217,000
Book values of property and equipment and intangible assets in excess of tax bases	(23,000)	-
Valuation allowance	(812,900)	(1,217,000)
	$ -	$ -

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

11.

INCOME TAXES (continued)

The valuation allowance was provided against the net deferred tax assets at December 31, 2006 and 2005, because the Company has determined that it is more likely than not, that benefit for the assets will not be realized.

The Company has non-capital losses carry-forward for income tax purposes in the amount of $2,313,822 which may be applied against future years’ taxable income. The losses expire as follows:

2009	$ 62,874
2010	542,224
2014	706,270
2015	1,002,454
$ 2,313,822

12.

EARNINGS (LOSS) PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the year are used to repurchase the Company's shares at the average share price during the period.

The following table sets forth the computation of earnings (loss) per share:

	2006	2005
Net income (loss) per share available to common shareholders	$ 1,255,225	$ (1,740,498)
Weighted average Common Shares outstanding	23,575,479	23,182,107
Diluted weighted average number of Common Shares outstanding	23,634,070	-
Basic earnings (loss) per share	$ 0.05	$ (0.08)
Diluted earnings per share	$ 0.05	$ -

13.

CONTINGENCIES AND COMMITMENTS

 (a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.   The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three-year period, declining to 2% rate effective October 1, 2003 and this royalty will remain at 2% until the end of the agreement on September 30, 2008. The total royalty payments for the year ended December 31, 2006 were $4,549 (2005 - $3,414). These amounts have been recorded as royalty expense in selling, general and administrative.

In February 2002, the Company entered into a royalty agreement for products which were introduced to the Company by a consultant.  The agreement involves royalty payments, which will be paid based on gross dollar sales.   The schedule for royalty payments is presently calculated on Skelite® sales as:

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

13.

CONTINGENCIES AND COMMITMENTS (continued)

First $1,000,000 in sales – 3%

Second $1,000,000 in sales – 2%

All sales over $2,000,000 – 1% out to the 5th year.

(b)   License Agreements

The Company has the following license agreements in place:

In December 2006, the Company entered into license and supply agreements with Watson Pharma, Inc. to grant the exclusive rights and license to use the methods and technical know-how for the purposes of developing, marketing and selling Uracyst products in the United States.  As provided in the agreements, the Company received non-recurring, non-refundable license fees which were recognized as income in 2006.  The term of this agreement will continue for a period of fifteen years and will be renewable for an additional two years, unless earlier terminated by either party in accordance with the agreement.

In July 2006, the Company entered into a licensing agreement with Bio-technic Romanaia SRL for NeoVisc in Romania.  This agreement is for a period of three years.

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

On August 17, 2004, the Company entered into a license agreement with Pharmore GmbH ("Pharmore") to sell NeoVisc in the German market.  The Company will supply NeoVisc in a German package format at a set price.  This agreement will require Pharmore to pay a 5% royalty on their net sales (gross sales less allowances and returns) in the German market. Pharmore will be responsible for all costs incurred in obtaining both German regulatory approval and registering the

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

13.

CONTINGENCIES AND COMMITMENTS (continued)

CE mark for NeoVisc, plus all sales, marketing and distribution costs.  The term of this agreement is for a period of three years and will be renewable for an additional three years, unless earlier terminated by either party in accordance with the agreement.

On December 28, 2001, the Company entered into a license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), to grant the exclusive rights and license to use the methods and technical know-how for the purposes of manufacturing, marketing and selling Uracyst-S products in specified territories in Europe.  In consideration, the Company is to receive a combination of non-recurring, non-refundable license fees and royalty payments.  The license fees are due upon achievement of specified milestones.

One of the license fees was due upon signing of the agreement and was recognized as income during the fiscal year 2001, and the remaining license fees are recognized in income upon meeting revenue recognition criteria.

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

(c)

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

  (d)

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

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

13.

CONTINGENCIES AND COMMITMENTS (continued)

(e)

Leases

The Company presently leases office equipment under operating leases.  At December 31, 2006, the remaining future minimum lease payments under operating leases are $2,383 (2005 - $4,429).

(f)

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

In June 2005, the Company entered into an agreement with Basic Investors to provide management and financial consulting services to the Company.  The term of this agreement is for a period of six months, which will continue until February 2006.  This agreement was satisfied in full by the issuance of monthly payments of $4,000US in cash, in arrears. The Company has recorded $9,197 (2005 - $14,051) as selling, general and administrative costs.

In May 2005, the Company entered into a research agreement with a major United States University.  This program is on Bladder Urothelial research in interstitial cystitis and will cost the Company US$194,350 for the period May 2005 to May 2007, to be paid over the term of the agreement. The Company has recorded $126,216 (2005 - $54,442) as selling, general and administrative costs.

14.

SIGNIFICANT CUSTOMERS

During the year, the Company had one customer that represented 36.0% of sales (2005 – 34.4%).

15.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided. Compensation under the agreement is $6,000 per month.  The Company has recorded $72,000 (2005 - $72,000) as selling, general and administrative costs.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

16.

FINANCIAL RISKS

(a)

Credit Risk

The Company is engaged in the sale of pharmaceutical products, typically to a small number of major customers, although the composition of this group of customers has changed from year to year.  The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

(b)

Concentration Risk

The Company's cash and cash equivalents are maintained with two Canadian banking institutions and one institution in Ireland.  Deposits held with these banks may exceed the amount of insurance provided on such deposits ($60,000 per bank). Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

As at December 31, 2006 the Company had two customers which made up 78.0% of the outstanding accounts receivable, in comparison to two customers which made up 63.8% at December 31, 2005.  The largest portion of the outstanding accounts receivable is in regards to royalty revenue owed at the end of the year, which is 64.1% (2005 – 23.3%) of this value.  This payment is due on or before February 15, 2007.

(c)

Currency Risk

The Company is subject to currency risk through its revenues earned and expenses incurred in US dollars and Euro’s.

Unfavorable changes in the exchange rate may affect the operating results of the Company.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk.  However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks.  There were no forward exchange contracts outstanding at December 31, 2006 and 2005.

(d)

Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these items.

17.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("US GAAP")

These financial statements were prepared in accordance with GAAP in the United States.  The Company has included the significant differences which would result if the Canadian GAAP were applied in the preparation of the Statement of Operations, the Balance Sheet and the Statement of Cash Flows. These statements are as follows:

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2006

17.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("US GAAP") continued

Statement of Operations

For the Year Ended December 31	2006	2005

Net income (loss), as reported under US GAAP	$ 1,255,225	$ 1,740,498)
Adjustments to arrive at Canadian GAAP
Research and development expense	-	490,694
Amortization expense	(269,787)	(135,901)
Net Income (loss) based on Canadian GAAP	$ 985,438	$ 1,385,705)

Earnings per share (Basic) - US GAAP net income (loss)	$0.05	($0.08)
- Canadian GAAP net income (loss)	$0.04	($0.07)
(Fully diluted) - US GAAP net income (loss)	$0.05	-
- Canadian GAAP net income (loss)	$0.04	-

Balance Sheet

As at December 31	2006			2005

	United States	Increase	Canadian	United States	Increase	Canadian
	GAAP	(Decrease)	GAAP	GAAP	(Decrease)	GAAP

Current assets	$ 4,044,901	$ -	$ 4,044,901	$ 2,707,355	$ -	$ 2,707,355
Property plant and equipment	853,818	-	853,818	959,999	-	959,999
Other assets	49,691	910,735	960,426	46,187	1,180,521	1,226,708
	$ 4,948,410	$ 910,735	$ 5,859,145	$ 3,713,541	$ 1,180,521	$ 4,894,062

Current liabilities	362,724	-	362,724	653,755	-	653,755
Shareholders' equity	4,585,686	910,735	5,496,421	3,059,786	1,180,521	4,240,307
	$ 4,948,410	$ 910,735	$ 5,859,145	$ 3,713,541	$ 1,180,521	$ 4,894,062

Statements of Cash Flows

For the Year Ended December 31	2006	2005

Cash flows for operating activities, as reported under US GAAP	$ 1,310,215	$ (1,205,707)
Development costs deferred for Canadian GAAP purposes	-	490,694
Cash flows for operating activities, Canadian GAAP	$ 1,310,215	$ (715,013)

Cash flows for investing activities, as reported under US GAAP	$ (56,440)	$ (182,473)
Development costs deferred for Canadian GAAP purposes	-	(490,694)
Cash flows for investing activities, Canadian GAAP	$ (56,440)	$ (673,167)

For the Year Ended December 31	2006	2005

Cash flows for financing activities, as reported under US GAAP	$ 156,162	$ 324,064
Change in cash and cash equivalents	1,406,438	(1,064,115)
Cash and cash equivalents, opening	2,108,755	3,172,870
Cash and cash equivalents, closing	$ 3,515,193	$ 2,108,755

17.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

Amortization of certain other assets is being provided for on the straight-line basis as noted below:

Asset Classification

Useful Life

Deferred development costs – products available for sale

5 years

Incorporation expenses

10 years

Deferred development costs relate to the development of the products, all of which were available for sale by the end of 2006.  The Company continues to invest in research necessary to expand its products’ revenues.  In 2005, the Company incurred manufacturing development costs associated with the development of its NeoVisc high molecular weight product.  These costs are amortized as deferred manufacturing development costs for Canadian GAAP purposes but under United States GAAP they cannot be capitalized.  Amortization in regards to these development costs starts once the product is ready for sale in the market.

18.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

(a)

SFAS No. 151.  SFAS No. 151, “Inventory Costs,” an amendment to Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so normal.”  Additionally, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 have been adopted by the Company in 2006 with no material impact to the financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Canadian Funds)

DECEMBER 31, 2005

18.

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

(b)

SFAS No. 153.  SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Accounting Principles Board Opinion No. 29. “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 have been adopted by the Company in 2006 with no material impact to the financial statements.

(c)

SFAS No. 48.  SFAS No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. which is a change in accounting for income taxes. This Statement specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. SFAS 48 is effective for fiscal years beginning after December 15, 2006 and as a result is effective for the Company in the first quarter of fiscal 2007.  The Company is currently evaluating the impact of SFAS 48 on its financial statements.

(d)

SFAS No. 157.  In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157," Fair Value Measures."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements.

(e)

SFAS No. 108. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company adopted SAB 108 in the fourth quarter of 2006 with no material impact to our financial statements.

19.

SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.  Currently, all direct sales take place in Canada.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries including the United States of America.

20.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

This document was prepared on March 26, 2007 and should be read in conjunction with the December 31, 2006 financial statements of Stellar Pharmaceuticals Inc. ("Company").

FORWARD-LOOKING STATEMENTS

Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements included in this report, which involve a number of risks or uncertainties. Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance. Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "may", "could" or "should" occur, or comparable terminology referring to future events or results.

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

OVERVIEW

Stellar founded in 1994, is a Canadian pharmaceutical company involved in the development and commercialization of high quality, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis.  Stellar also markets a test kit that confirms the existence of bladder lining defects in interstitial cystitis ("IC") (an inflammatory disease of the urinary bladder wall) patients and helps identify those patients who should respond positively to the Company’s proprietary therapeutic product. Stellar’s product development strategy focuses on seeking novel applications for its product technologies in markets where its products demonstrate true cost effective therapeutic advantages. Stellar is also building revenues through in-licensing products for Canada that are focused on similar niche markets and out-licensing to international markets.

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

Stellar began selling Skelite to the Canadian market in February 2004 and NMP22 BladderChek in Canada, in October 2004. NMP22 BladderChek has had a small impact on 2006 sales but is expected to play a larger part in the sales mix going forward.

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

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar’s products in Latin America and the Caribbean.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell NMP22®BladderChek® ("BladderChek") in the Canadian market. BladderChek is a unique point of care diagnostic, used in the diagnosis and monitoring of bladder cancer.  In October 2004, Stellar commenced selling BladderChek in Canada.

In March 2004, the Company entered into supply and license agreements with SJ Pharmaceuticals, Inc. (now Leitner Pharmaceuticals Inc.) ("Leitner") of Bristol, Tennessee. Under these agreements, Leitner was granted an exclusive license to use certain methods and technical know-how of the Company for the purposes of developing, marketing and selling NeoVisc and Uracyst products in the United States.  In addition to an upfront payment made to the Company upon signing, these agreements were to provide Stellar with milestone payments and an ongoing royalty stream from future sales of these products in the United States.  Leitner was to be responsible for conducting clinical trials and obtaining regulatory approvals for these products in the United States. These agreements were terminated in March of 2006 under amicable circumstances.

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

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  Stellar also entered into licensing agreements with Al-Mohab Co. for the sale of NeoVisc® in Kuwait in November 2005 and with Mega Pharm for the sale of Uracyst in Israel in December 2005.

In July 2006, a licensing agreement was signed with Bio-Technic Romania Srl for NeoVisc® in Romania and subsequently, in August of 2006 the Company received its CE Mark for NeoVisc in Europe.

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States.  In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States.  Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

FOURTH QUARTER 2006 HIGHLIGHTS

In both October and November 2006, the Company was profitable from operations achieving a goal set for 2006. The payment received for signing the Watson license agreement made the Company profitable for the year.

Revenues for the three-month period ended December 31, 2006, from all sources increased 485.6% to $3,061,630 compared to $522,823 in the same period during 2005. This growth was mainly due to the initial payment received from the signing of the Watson license agreement, completed in December of 2006. Without this licensing revenue, income for the quarter in 2006 was $521,730 compared to $522,823 for the same period in 2005. Revenue for 2006 was impacted by a decline of $32,360 in international sales, which were attributed to one customer.  An order has been received from this customer with revenues for this sale to be recognized in the second quarter of 2007.

Although domestic NeoVisc sales for the quarter were down 8.8% compared to the same period in 2005, this product continues to regain market share from the problems experienced in the fourth quarter of 2005 and first quarter of 2006.  In November of 2005, the Company experienced higher than normal reports of side effects from a NeoVisc batch. Since the process being used was relatively new, the Company chose to react on the side of caution and withdrew this batch from sale. This batch was thoroughly reviewed by the Company’s quality management team and was found to be within specifications for all control factors. The Company did extensive research in an attempt to find the causative factor. This research pointed to a process change by a raw material supplier, which when corrected, eliminated the increased trend of side effects with NeoVisc. The result of this incident dramatically depressed NeoVisc sales in the fourth quarter of 2005, showing a decrease in sales in the Canadian market of 9.1% which carried over to the first half of 2006.

This trend was compounded by the opportunity it presented to two new competitive products in the Canadian market. NeoVisc has regained market share in the last quarter of 2006 as the Company placed a focus on a campaign to recapture market share.  Although there can be no assurance,  the Company is confident that this trend will continue in 2007.

Uracyst sales grew by 23.1% for the quarter as the Canadian marketing focus on Uracyst continues to show good results. GAG deficient cystitis has few successful therapies and Uracyst is establishing its dominance as a treatment of choice for this disorder.

In-licensed revenue from NMP22 BladderChek also grew by 353.9% for the quarter, as this point-of-care diagnostic and monitoring device for bladder cancer continues to gain acceptance by Canadian urologists.

During this quarter, business development activities were focused on completing the Uracyst licensing agreement with Watson for the United States market.  The signing of this agreement will help to further the accelerated growth of Uracyst on a global basis.  Increased one time professional fees of $252,596, were incurred in connection with this agreement, which the Company has recorded as selling, general and administrative expenses.

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2006

For the year ended December 31, 2006, total operating revenues from all sources increased 125.4% to $4,377,697 compared to $1,942,251 in the same period during 2005.  When revenue for 2006 is adjusted for licensing fees of $2,548,352, the revenues for 2006 would show a decrease of 5.7%. This growth was negatively impacted by the NeoVisc decline of 21.5% as discussed above in the review of the fourth quarter highlights. In 2006, Uracyst revenue grew by 33.8% over 2005 due mainly to growth in the Canadian market.

BladderChek sales grew by 95.4% in 2006 due to strong clinical support in the United States and growing physician support in Canada.

Gross profit for 2006 was up 194.4% to $3,921,549 compared to $1,332,270 in 2005. The Company’s net income increased to $1,255,225 in 2006 compared to a loss of $1,740,498 for 2005. Although profitability was driven by licensing revenue, profitability from operations experienced in both October and November 2006 will be an objective for the Company in 2007.

During 2006, the Company incurred non-cash expenses totaling $271,354. The Company recorded an expense of $112,237 which was related to options granted in 2005 that vested in 2006, of which $77,703 was for options issued to employees and directors as compensation expenses. The balance of $34,534 was related to share options granted to consultants and has been expensed under professional fees as a consulting expense. Stellar also incurred non-recurring costs of $363,984, which includes $321,846 for professional fees related to the completion of the Watson license agreement and $42,139 for obsolete materials intended for use in the NeoVisc clinical trials.

Cost of Sales

Cost of goods sold for the twelve-month period ended December 31, 2006, was $419,652 (without the effect of the $36,496 for other product costs and write-downs) or 29.4% of product sales compared to $450,591 or 27.7% of product sales in 2005. The costs associated with NeoVisc had a negative impact on the cost of goods for 2006 with fluctuation in production yields associated with the manufacturing process. However, proposed improvements in the manufacturing process in 2007 are expected to improve the cost of goods going forward.

Other Product Costs

In November of 2005, the Company experienced higher than anticipated reports of side effects with one of its products, NeoVisc and withdrew this batch from sale.  Subsequent to a second batch of the product released in early 2006, although not showing the same degree of side effects, which carried the same component which was determined by the Company to have caused these side effects, the Company decided to stop the sale of product from this batch and a write-off was recorded.  The Company has recorded $29,205 as other product cost in 2006 (2005 - $123,152). The Company has reviewed the returns in regards to this withdrawal and feels no further liability exist.

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the twelve month period ended December 31, 2006, the Company incurred $217,607, in research costs compared to $608,957 in 2005.

In 2006, the Company continued developing its manufacturing processes to improve yields from both Uracyst and NeoVisc production. This work is expected to help improve the cost of these products and therefore Stellar’s competitiveness in the global market.

In 2006, the Stellar continue to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Business Development

Progress continues to be made as Stellar focuses on a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.  As previously referenced in the overview, Stellar entered into two new out-licensing distribution agreements in 2006. Stellar also received its CE mark in August of 2006 for NeoVisc. These events are in furtherance of Stellar’s objective to create a global presence for its products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2006 were $2,332,452, compared to $2,418,918 for the same period in 2005. This decrease includes the cost of $112,237 (2005 - $257,279) related to non-cash expenses for stock options issued to consultants and the directors of the Company. During this period, the Company incurred fee expenses to members of the board of directors, which totaled $42,000 (2005 - $42,666).

Interest and Other Income

Interest and other income for the year ended December 31, 2006 was $42,852 as compared to $99,689 during the same period in 2005. This amount includes the investment of dividends; interest received on a short-term loan and the gain on a sale of short term investments. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net income (loss)	Earnings (loss) per share
December 31, 2006*	$ 3,061,630	$ 2,120,263	$ 0.09
September 30, 2006	429,868	(278,771)	(0.01)
June 30, 2006	440,281	(232,327)	(0.01)
March 31, 2006	445,917	(354,044)	(0.02)
December 31, 2005	522,823	(485,366)	(0.02)
September 30, 2005	497,789	(453,165)	(0.02)
June 30, 2005	496,341	(347,312)	(0.02)
March 31, 2005	425,298	(454,655)	(0.02)
* Includes one-time license fee income of US$2.2 million

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following numbers can be found under the heading “Results of Operations for the Twelve Month Period Ended December 31, 2006”.

Income Statement for the year ended	2006	2005	2004
Total revenue	$ 4,377,697	$ 1,942,251	$ 1,832,325
Cost of goods sold	419,652	450,591	340,123
Other product costs / write-down	36,496	159,390	-
Expenses	2,709,176	3,172,457	2,933,428
Income (loss) before interest, amortization and other income/expense	1,371,490	(1,695,605)	(1,352,886)
Net income (loss)	1,255,225	(1,740,498)	(1,345,109)
- basic	0.05	(0.08)	(0.06)
- fully diluted	0.05	n/a(1)	n/a(1)

Notes:

(1) The fully diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Cash and cash equivalents	$ 3,515,193	$ 2,108,755	$ 3,172,870
Total assets	4,948,410	3,713,541	4,815,384
Total liabilities	362,724	653,755	596,447
Cash dividend declared per share	-	-	-
Shareholders’ equity
- options	715,312	643,938	441,975
- capital stock	8,299,554	8,100,253	7,720,873
- deficit	(4,429,180)	(5,684,405)	(3,943,911)
Total liabilities and shareholders equity	$ 4,948,410	$ 3,713,541	$ 4,815,384

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $3,515,193 at December 31, 2006 as compared with $2,108,755 at December 31, 2005. During the year ended December 31, 2006, the Company received aggregate proceeds of $156,163 in respect of 346,350 Common Shares issued upon the exercise of previously granted stock options.

At December 31, 2006, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities. Without the inclusion of the licensing fee received from Watson, the Company continued to incur losses in 2006 and drew from its holdings of cash, cash equivalents and short-term investments. Although there can be no assurance, the Company expects to move towards a profitable status in 2007, thereby funding its future growth from the sale of its products, from milestone payments and from the royalty income resulting from out-licensing agreements for at least the next 12 months.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in December 2005 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for services to be provided in 2006. Compensation under the agreement is $6,000 per month or $72,000 for fiscal 2006.  Pursuant to this agreement LMT, assisted the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the year ended December 31, 2006, the Company issued for cash 346,350 Common Shares to employees, directors, and consultants, who exercised stock options, with an approximate average price per share of $0.45. As of the date of this report, the Company had 23,819,040 Common Shares outstanding.

As of the date of this report, the Company had 1,010,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During 2006, the Company had one significant customer, a national wholesaler, which represented 36.0% of sales, in comparison to 34.4% in the same period for 2005.

OUTLOOK

As at March 26, 2007, the Company is debt free and had working capital of $3,417,346. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

RISKS AND UNCERTAINTIES

Stellar is subject to risks, events and uncertainties, or "risk factors", associated with being both a publicly-traded company operating in the biopharmaceutical industry, and as an enterprise with several projects in the research and development stage. Such risk factors could cause reported financial information to not necessarily indicate future operating results or future financial position. The Company cannot predict all of the risk factors nor can it assess the impact, if any, of such risk factors on its business, or the extent to which any factor, or combination of factors, may cause future results or financial position to differ materially from those reported or those projected in any forward-looking statements. Accordingly, reported financial information and forward-looking statements should not be relied upon as a prediction of actual future results.

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

In addition to the foregoing, the industry in which the Company operates is very competitive. Many of our competitors and potential competitors have substantially greater product development capabilities, experience conducting clinical trials and financial, scientific, manufacturing, sales and marketing resources and experience than the Company.  The pharmaceutical industry is an industry of innovation and change, which can change the competitive landscape rapidly.  This could result in a material adverse affect on the financial condition of the Company.

The Company currently outsources the manufacturing of its products to a third party contract manufacturer, located in Toronto, Ontario. Although the Company has taken several measures to control the quality and on-time delivery of its products by this manufacturer, Stellar is unable to control all aspects of its third party manufacturer's operations.  If a supplier of a product or component discontinued or restricted such supply, the Company’s business may be harmed by the resulting delays.  This could result in a material adverse affect on the financial condition of the Company.

While management has some experience conducting business activities with international accounts, the Company is subject to a number of risks associated with international accounts that may increase the Company's costs, lengthen sales cycles, and require significant management attention.  International accounts carry certain risks associated with foreign currency fluctuations; exchange controls; uncertainties of laws and enforcement relating to the protection of intellectual property; and other factors, depending on the country involved.  There can be no assurance that the Company will not experience these factors in the future, or that they will not have a material adverse affect on the Company's business, results of operations or financial condition.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, on a timely basis so that appropriate decisions can be made regarding public disclosure.

As at the end of 2006, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that  as of the end 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings and other reports filed or submitted under the United States and Canadian securities laws is recorded, processed, summarized and reported within the time periods specified by those laws and that material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.