Form 10QSB
period 2007-03-31
STELLAR PHARMACEUTICALS INC
filed 2007-05-15
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________________

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

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

March 31, 2007: 23,819,040

STELLAR PHARMACEUTICALS INC.

MARCH 31, 2007

CONTENTS

PAGE
PART 1
ITEM 1 CONDENSED INTERIM FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS	3
CONDENSED INTERIM STATEMENTS OF OPERATIONS AND DEFICIT	4
CONDENSED INTERIM STATEMENTS OF CASH FLOWS	5
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS	6 – 12
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	13 - 21
ITEM 3 CONTROLS AND PROCEDURES	22
PART II	22
ITEMS 1 – ITEM 5	22
SIGNATURES	23

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian Funds)

(Unaudited)

MARCH 31, 2007

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Canadian Funds)

	As at	As at
ASSETS	March 31, 2007	December 31, 2006
CURRENT	(Unaudited)	(Audited)
Cash and cash equivalents (Note 2)	$3,167,581	$3,515,193
Accounts receivable, net allowance of $nil (2006 $nil)	171,920	199,704
Inventories (Note 3)	249,275	274,597
Prepaid, deposits, and sundry receivables (Note 4)	101,275	55,407
	3,690,051	4,044,901
PROPERTY, PLANT, AND EQUIPMENT (Note 5)	814,815	853,818

OTHER ASSETS (Note 6)	49,338	49,691
	$4,554,204	$4,948,410
LIABILITIES
CURRENT
Accounts payable	$147,965	$226,026
Accrued liabilities	78,594	135,198
Deferred revenues	600	1,500
	227,159	362,724
SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited - Non-voting, convertible, redeemable, and retractable preferred shares with no par value
Unlimited - Common shares with no par value

ISSUED
23,819,040 Common shares (2006 – 23,819,040)	8,299,554	8,299,554
Paid-in capital options - outstanding	375,640	513,990
- expired	342,421	201,322
DEFICIT	(4,690,570)	(4,429,180)
	4,327,045	4,585,686
	$4,554,204	$4,948,410

See accompanying notes to financial statements.

Approved on behalf of the Board:

/s/ Peter Riehl	/s/ Arnold Tenney
DIRECTOR	DIRECTOR

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND DEFICITS

(Canadian Funds)

(Unaudited)

	For the Three Month Period
	Ended March 31
	2007	2006

PRODUCT SALES (Note 8)	$328,931	$356,652
COST OF SALES	103,132	130,770
MARGIN ON PRODUCT SOLD	225,799	225,882

ROYALTY AND LICENSING REVENUES	90,765	89,265

WRITE-DOWN OF OBSOLETE INVENTORY	(20,145)	-
GROSS PROFIT	296,419	315,147

EXPENSES
Selling, general, and administrative	512,784	586,228
Research and development	38,612	55,777
Amortization	40,442	39,397
	591,838	681,402

LOSS BEFORE INTEREST AND OTHER INCOME	(295,419)	(366,255)

INTEREST AND OTHER INCOME	34,029	12,211

NET LOSS FOR THE PERIOD	(261,390)	(354,044)

DEFICIT, beginning of period	(4,429,180)	(5,684,405)

DEFICIT, end of period	$(4,690,570)	$(6,038,449)

LOSS PER SHARE (Note 9)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 9)	23,819,040	23,472,329

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Three Month Period
	Ended March 31

	2007	2006

CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the period	$(261,390)	$(354,044)
Amortization	40,442	39,397
Issuance of shares and options for services rendered	2,749	36,881
	(218,199)	(277,766)

Change in non-cash operating assets and liabilities
Accounts receivable	27,784	(21,477)
Inventories	25,322	(41,631)
Tax recoverable	-	(7,941)
Prepaid, deposits, and sundry receivables	(45,868)	18,110
Accounts payable and accrued liabilities	(134,664)	(131,429)
Deferred revenues	(900)	(42,797)
	(346,525)	(504,931)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,087)	(8,000)
Additions to other assets	-	-
	(1,087)	(8,000)

CHANGE IN CASH AND CASH EQUIVALENTS	(347,612)	(512,931)

CASH AND CASH EQUIVALENTS, beginning of period	3,515,193	2,108,755

CASH AND CASH EQUIVALENTS, end of period	$3,167,581	$1,595,824

See accompanying notes to financial statements.

1.

BASIS OF PRESENTATION

These condensed interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended December 31, 2006.  They do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with United States generally accepted accounting principles.  These financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements for the year ended December 31, 2006.

The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position as at March 31, 2007 and December 31, 2006, and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006.

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

c)

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes.   For the three month periods ending March 31, 2007 and 2006, comprehensive income was the same as net earnings.

2.

CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Cash	$291,110	$659,880
Short-term investments	2,876,471	2,855,313
	$3,167,581	$3,515,193

3.

INVENTORIES

	March 31,	December 31,
	2006	2006
	(Unaudited)	(Audited)
Raw material	$50,204	$85,262
Finished goods	77,007	64,088
Packaging materials	72,203	46,386
Work in process	49,861	78,861
	$249,275	$274,597

4.

PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Prepaid operating expenses	$47,511	$31,686
Deposit on manufactured goods	46,970	17,000
Interest receivable on investments	6,794	6,721
	$101,275	$55,407

5.

PROPERTY, PLANT AND EQUIPMENT

	March 31, 2007
	(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$-	$90,000
Building	560,927	65,297	495,630
Office Equipment	40,494	30,351	10,143
Manufacturing Equipment	569,474	403,011	166,463
Computer Equipment	108,454	55,875	52,579
	$1,369,349	$554,534	$814,815

	December 31, 2006
	(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$-	$90,000
Building	560,927	58,285	502,642
Office Equipment	39,394	29,485	9,909
Manufacturing Equipment	569,474	375,426	194,048
Computer Equipment	108,454	51,235	57,219
	$1,368,249	$514,431	$853,818

6.

OTHER ASSETS

	March 31, 2007
	(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$53,852	$4,514	$49,338

	December 31, 2006
	(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$53,866	$4,175	$49,691

7.

CAPITAL STOCK

(a)

Common Shares

During the period ended March 31, 2007, the Company issued no Common Shares.

	Number of Shares	$ Amount
Balance, January 1, 2007	23,819,040	$8,299,554
No shares were issued	-	-
Balance, March 31, 2007	23,819,040	$8,299,554

 (b)

Paid-in Capital Options - Outstanding

The change to the paid-in capital options is as follows:

$ Amount
Balance, January 1, 2007	$513,990
Options issued to employees	2,749
Options of consultants expired	(26,922)
Options of employees expired	(114,177)
Balance, March 31, 2007	$375,640

 (c)

Paid-in Capital Options - Expired

The change to the paid-in capital options is as follows:

$ Amount
Balance, January 1, 2007	$201,322
Options issued to consultants expired	26,922
Options issued to employees expired	114,177
Balance, March 31, 2007	$342,421

(d)

Stock Options

During the three month period ended March 31, 2007, there were no stock options granted. The Company recorded an expense of $2,749 (2006 - $36,881) for options granted in 2005 which vest quarterly over an 18 month term.  These options were related to options issued to the Company’s directors, officers, employees and consultants.

The total number of options outstanding at March 31, 2007 was 745,000 (December 31, 2006 – 1,010,000).

On March 31, 2006, the maximum number of Common Share options that may be issued under the plan is 4,629,452 (December 31, 2005 – 4,629,452).

The average fair value of options expensed during the period ended March 31, 2007 was estimated at $0.21 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	3.89%
Expected life	2 years
Expected volatility	41.20%
Dividend yield	0%

8.

REVENUES

Revenue for the three month period includes products sold in Canada, international sales of products and raw materials sold at cost to our European licensee.  For the three month period ended March 31, 2007, the Company has used estimates for its calculation of royalty revenues from the European licensee sales, as these sales numbers were not available to the Company at the time of this reporting.  The licensee is not required to report these sales numbers to the Company until 45 days subsequent to the end of quarter at which time payment is also received.  This estimate is based on historical experience and based on trends set.  The total of this estimate for the three month period ended March 31, 2007 is $90,765 (2006 - $89,265).  Any adjustments due to a difference in sales from the estimate will be treated as a current period adjustment.  Revenue earned for the three month period is as follows:

	March 31,
	2007	2006
Products sales
Domestic sales	$297,372	$334,933
International sales	30,563	20,819
Other revenue	996	900
	$328,931	$356,652
Royalties & licensing revenue
Royalty payments	$90,765	$89,265

9.

LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of Common Shares outstanding for the three month period ended March 31, 2007 totaling 23,819,040 shares (March 31, 2006 - 23,472,329).

The diluted loss per share is not computed when the effect is anti-dulitive.  The following table sets forth the computation of loss per share:

	2007	2006

Numerator for loss per share available to common shareholders	$(261,390)	$(354,044)
Denominator for basic earnings (loss) per share – Weighted average shares outstanding	23,819,040	23,472,329
Loss per share	$(0.01)	$(0.02)

10.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.   The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three year period, declining to a 2% rate effective October 1, 2003. This royalty will remain at 2% until the end of the agreement on September 30, 2008. In this quarter, royalty payments were $1,319 (March 31, 2006 - $1,174).

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

(b)

License Agreements

There are no changes to the licensing agreements as disclosed in Note 13 (b) of the annual financial statements for the 2006 fiscal year.

(c)

Distribution Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (c) of the annual financial statements for the 2006 fiscal year.

(d)     Manufacturing Agreement

There are no changes to the manufacturing agreements as disclosed in Note 13 (d) of the annual financial statements for the 2006 fiscal year.

(e)     Leases

The Company presently leases office equipment under operating leases.  At March 31, 2007, the future minimum lease payments under operating leases are $5,761 (December 31, 2006 - $1,593).

11.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2007, the Company had one customer that represented 31.6% of sales (March 31, 2006 – 33.6%).

12.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in 2006. The agreement has been renewed for 2007. Compensation under the agreement is $6,000 per month.  For the three month period ended March 31, 2007, the Company has recorded $18,000 (2006 - $18,000) as selling, general and administrative costs.

13.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

These financial statements where prepared in accordance with GAAP in the United States ("U.S. GAAP").  The Company has included the significant differences which would result if the Canadian GAAP were applied in the preparation of the Condensed Interim Statements of Operations, the Condensed Balance Sheets and the Condensed Interim Statements of Cash Flows.  These statements are as follows:

Condensed Interim Statements of Operations

For the Three Month Period Ended March 31	2007	2006
Net income (loss), as reported under U.S. GAAP	$(261,390)	$(354,044)
Adjustments to arrive at Canadian GAAP
Research and development expense	-	-
Amortization expense	(67,447)	(67,447)
Net income (loss) based on Canadian GAAP	$(328,837)	$(421,491)
Earnings per share
- U.S. GAAP net loss	$(0.01)	$(0.02)
- Impact of differences	0.00	0.00
- Canadian GAAP net loss	$(0.01)	$(0.02)

Condensed Balance Sheets

As at March 31	2007			2006
	U.S.	Increase	Canadian	U.S.	Increase	Canadian
	GAAP	(Decrease)	GAAP	GAAP	(Decrease)	GAAP
Current assets	$3,690,051	$-	$3,690,051	$2,247,363	$-	$2,247,363
Property plant and equipment	814,815	-	814,815	928,941	-	928,941
Other assets	49,338	843,199	892,537	45,848	1,113,413	1,159,261
	$4,554,204	$843,199	$5,397,403	$3,222,152	$1,113,413	$4,335,565
Current liabilities	227,159	-	227,159	477,254	-	477,254
Shareholders’ equity	4,327,045	843,199	5,170,244	2,744,898	1,113,413	3,858,311
	$4,554,204	$843,199	$5,397,403	$3,222,152	$1,113,413	$4,335,565

Condensed Interim Statements of Cash Flows

For the Period Ended March 31	2007	2006
Cash flows for operating activities, as reported under U.S. GAAP	$(346,525)	$(504,931)
Development costs deferred for Canadian GAAP purposes	-	-
Cash flows for operating activities, Canadian GAAP	$(346,525)	$(504,931)

Cash flows for investing activities, as reported under U.S. GAAP	$(1,087)	$(8,000)
Development costs deferred for Canadian purposes	-	-
Cash flows for investing activities, Canadian GAAP	$(1,087)	$(8,000)
Cash flows for financing activities, as reported under U.S. GAAP	$-	$-
Change in cash and cash equivalents	(347,612)	(512,931)
Cash and cash equivalents, opening	3,515,193	2,108,755
Cash and cash equivalents, closing	$3,167,581	$1,595,824

Amortization of certain other assets is being provided for on the straight-line basis as noted below:

Asset Classification	Useful Life
Deferred development costs – products available for sale	5 years
Incorporation expenses	10 years

Research and development costs relate to the development of the Company’s products. For the three month period ended March 31, 2007, the Company did not incur any additional manufacturing development costs associated with the development of products. Costs associated with deferred manufacturing development costs for Canadian GAAP purposes can not be capitalized under U.S. GAAP.  Amortization in regards to these development costs starts once the product is ready for sale in the market.

14.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the three month periods ended March 31, 2007 and 2006.  The Company has loss carry-forwards at March 31, 2007 totaling $2,604,606 (2006 - $4,254,393) that may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2009 and 2026.

The loss carry-forwards are the only significant temporary difference at March 31, 2007 and 2006.  As it is more likely than not, that benefits from these losses will not be realized, no deferred tax assets have been recognized in the accompanying balance sheet.

15.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

(a)

FIN 48 - In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48).  The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." The first step is to evaluate the position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company adopted FIN 48 in the first quarter of 2006 with no material impact to our financial statements.

(b)

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159).  SFAS No. 159 permits companies to choose to ensure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS No. 159 is effective for the company beginning in the first quarter of year 2008, although earlier adoption is permitted.  The Company is currently evaluating the impact that the SFAS No. 159 will have on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This document was prepared on May 2, 2007 and should be read in conjunction with the March 31, 2007 financial statements of Stellar Pharmaceuticals Inc. ("The Company" or “Stellar”).

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

Uracyst®; for the treatment of IC: and

(iii)

Uracyst® Test Kit, Stellar’s patented technology for the diagnosis of IC.

Stellar also has acquired the exclusive Canadian marketing and distribution rights for:

(i)

Millenium Biologix Inc.’s Skelite™, a proprietary synthetic bone grafting product; and

(ii)

Matritech’s, NMP22® BladderChek®, a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer.

Stellar began selling Skelite to the Canadian market in February 2004 and NMP22 BladderChek in Canada, in October 2004. NMP22 BladderChek has had a small impact on 2007 first quarter sales but is expected to play a larger part in the sales mix going forward as reimbursement issues are resolved.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007

For the three month period ended March 31, 2007, total operating revenues from all sources decreased 5.9% to $419,700 compared to $445,920 in the same period during 2006.  NeoVisc sales are down 14.7% over the same quarter for 2006 as the viscosupplement market has been impacted by increased competitive activity and Canadian provincial government mandates to reduce wait times for hip and knee replacements. We believe the competitive activity will drive increased viscosupplement usage over time but the Canadian provincial government dictates have kept many surgeons extremely busy with less time available to do viscosupplement injections with products such as NeoVisc.  This is a short term effect that will eventually return to normal as surgical procedures catch-up to demand.

Uracyst sales have grown 12.4% in the first quarter compared to the same quarter of 2006 as more hospitals have included it on their product formularies. Even though this is a very positive trend that will sustain Uracyst growth this year, it was less than the Company anticipated for the quarter.

BladderChek sales continue at a slower pace as hospital reimbursement issues continue to be a road block. More clinics and physicians are starting to sell the product directly to patients as they feel BladderChek is an effective tool to improve bladder cancer diagnosis.

Gross Profit and Cost of Sales

Gross profit for the three month period ended 2007 decreased 5.9% to $296,419 compared to $315,147 in 2006. The Company’s operating loss for this period in 2007 was reduced by 26.2% to $261,393 compared to a loss of $354,044 in 2006 as the Company keeps its focus on cost effective expenditures. Cost of goods sold for the three-month period ended March 31, 2007, was $103,132 (without the effect of the $20,145 for write-downs) or 31.4% of product sales compared to $130,770 or 36.7% of product sales in 2006. Improvements included reductions in the cost of materials used in the manufacturing process, as well as packaging supplies.

Write-down of Obsolete Inventory

The Company has recorded $20,145 as obsolete inventory which has been written down in the first quarter of 2007  (2006 - $0).

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the three month period ended March 31, 2007, the Company incurred $38,612, in research costs compared to $55,777 in 2006.

In 2007, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2007 were $512,784, compared to $586,228 for the same period in 2006. This decrease includes the cost of $2,750 (2006 - $36,881) related to non-cash expenses for stock options issued to consultants and the directors, officers and employees of the Company. During this period, the Company paid fees to its board of directors totaling $10,500 (2006 - $10,500).

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income during the first quarter of 2007 was $34,029 as compared to $12,211 during the same period in 2006. This amount includes interest received on a short-term loan and the gain on a sale of short term investments. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

		Net income	Earnings
Quarter Ended	Revenues	(loss)	(loss) per share
March 31, 2007	$419,696	$(261,392)	$(0.01)
December 31, 2006*	3,061,630	2,120,263	0.09
September 30, 2006	429,868	(278,771)	(0.01)
June 30, 2006	440,281	(232,327)	(0.01)
March 31, 2006	445,917	(354,044)	(0.02)
December 31, 2005	522,823	(485,366)	(0.02)
September 30, 2005	497,789	(453,165)	(0.02)
June 30, 2005	496,341	(347,312)	(0.02)

* Includes one-time license fee income of US$2.2 million

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following numbers can be found under the heading “Results of Operations for the Twelve Month Period Ended December 31, 2006” in the Company’s Management Discussion and Analysis for the year ended December 31, 2006.

Income Statement for the year ended	2006	2005	2004
Total revenue	$4,377,697	$1,942,251	$1,832,325
Cost of goods sold	419,652	450,591	340,123
Other product costs / write-down	36,496	159,390	-
	2,709,176	3,172,457	2,933,428
Income (loss) before interest, amortization and other income/expense	1,371,490	(1,695,605)	(1,352,886)
Net income (loss)	$1,255,225	$(1,740,498)	$(1,345,109)
- basic	0.05	(0.08)	(0.06)
- fully diluted	0.05	n/a(1)	n/a(1)

Notes:

(1) The fully diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Cash and cash equivalents	$3,515,193	$2,108,755	$3,172,870
Total assets	4,948,410	3,713,541	4,815,384
Total liabilities	362,724	653,755	596,447
Cash dividend declared per share	-	-	-
Shareholders’ equity
- options	715,312	643,938	441,975
- capital stock	8,299,554	8,100,253	7,720,873
- deficit	(4,429,180)	(5,684,405)	(3,943,911)
Total liabilities and shareholders equity	$4,948,410	$3,713,541	$4,815,384

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $3,167,581 at March 31, 2007 as compared with $3,515,193 at December 31, 2006.

At March 31, 2007, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities. The Company continued to incur losses in the first quarter of 2007 and drew from its holdings of cash. Although there can be no assurance, the Company expects to attain profitable status in 2007, thereby funding its future growth from the sale of its products, from milestone payments and from royalty income resulting from out-licensing agreements for at least the next 12 months.

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in December 2005 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided in 2006 and 2007. Compensation under the agreement is $6,000 per month or $72,000 for 2007.  Pursuant to this agreement, LMT assists and will continue to assist the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the three month period ended March 31, 2007, the Company issued no common stock. As of March 31, 2007, the Company had 23,819,040 Common Shares outstanding.

As of the date of this report, the Company had 745,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31 2007, the Company had one significant customer, a national wholesaler, which represented 31.6% of sales, compared to 35.2% in the same period for 2006.

OUTLOOK

As at May 2, 2007, the Company is debt free and had working capital of $3,427,764. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

For the quarterly period ended March 31, 2007, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of March 31, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings and other reports filed or submitted under the United States and Canadian securities laws is recorded, processed, summarized and reported within the time periods specified by those laws and that material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 15, 2007		STELLAR PHARMACEUTICALS INC.

	By:	/s/Peter Riehl
	Name:	Peter Riehl
	Title:	Chief Executive Officer