Form 10QSB
period 2007-06-30
STELLAR PHARMACEUTICALS INC
filed 2007-08-14
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

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

June 30, 2007: 23,822,540

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date: July 23, 2007	STELLAR PHARMACEUTICALS INC.

By:	/s/ Peter Riehl
Name:	Peter Riehl
Title:	Chief Executive Officer

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian Funds)

(Unaudited)

JUNE 30, 2007

STELLAR PHARMACEUTICALS INC.

JUNE 30, 2007

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Canadian Funds)

	As at	As at
	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and cash equivalents (Note 2)	$3,080,672	$3,515,193
Accounts receivable, net of allowance $0 (2005 - $0)	212,672	199,704
Inventories (Note 3)	222,080	274,597
Prepaid, deposits and sundry receivables (Note 4)	63,458	55,407
	3,578,882	4,044,901
PROPERTY, PLANT AND EQUIPMENT (Note 5)	782,816	853,818
OTHER ASSETS (Note 6)	50,537	49,691
PROMISSORY NOTE (Note 15)	17,045	-
	$4,429,280	$4,948,410
LIABILITIES
CURRENT
Accounts payable	$146,200	$226,026
Accrued liabilities	36,436	135,198
Deferred revenues	-	1,500
	182,636	362,724
SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable and retractable preferred shares with no par value	8,303,054	8,299,554
Unlimited Common Shares with no par value	117,400	513,990
ISSUED
23,822,540 Common shares (2006 - 23,819,040)	605,360	201,322
Paid-in capital options - outstanding	(4,779,170)	(4,429,180)
- expired	4,246,644	4,585,686
DEFICIT	$4,429,280	$4,948,410

See accompanying notes to financial statements.

Approved on behalf of the Board:

/s/ Peter Riehl	/s/ Arnold Tenney
DIRECTOR	DIRECTOR

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND DEFICITS

(Canadian Funds)

(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30		Period Ended June 30
	2007	2006	2007	2006
PRODUCT SALES (Note 8)	$466,624	$336,828	$795,555	$693,480
COST OF GOODS SOLD	118,323	83,707	221,455	214,477
MARGIN ON PRODUCT SOLD	348,301	253,121	574,100	479,003
ROYALTY AND LICENSING REVENUES	87,851	103,454	178,616	192,719
WRITE-DOWN OF OBSOLETE INVENTORY	-	-	(20,145)	-
GROSS PROFIT	436,152	356,575	732,571	671,722
EXPENSES
Selling, general and administrative	496,986	493,368	1,009,770	1,079,596
Research and development	18,876	67,716	57,488	123,493
Amortization	40,618	38,954	81,060	78,351
	556,480	600,038	1,148,318	1,281,440
LOSS FROM OPERATIONS	(120,328)	(243,463)	(415,747)	(609,718)
INTEREST AND OTHER INCOME	31,728	11,136	65,757	23,347
NET LOSS FOR THE PERIOD	(88,600)	(232,327)	(349,990)	(586,371)
DEFICIT, beginning of period	(4,690,570)	(6,038,449)	(4,429,180)	(5,684,405)
DEFICIT, end of period	$(4,779,170)	$(6,270,776)	$(4,779,170)	$(6,270,776)
LOSS PER SHARE (Note 9)	$(0.00)	$(0.01)	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (NOTE 9)	23,822,078	23,494,283	23,820,568	23,483,367

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ended June 30		Ended June 30
	2007	2006	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(88,600)	$(232,327)	$(349,990)	$(586,371)
Amortization	40,618	38,954	81,060	78,351
Issuance of shares and options for services rendered	8,199	44,315	10,948	81,196
	(39,783)	(149,058)	(257,982)	(426,824)
Change in non-cash operating assets and liabilities
Accounts receivable	(40,752)	(48,159)	(12,968)	(69,636)
Inventories	27,195	48,237	52,517	6,606
Prepaids, deposits and sundry receivables	37,817	31,884	(8,051)	49,994
Promissory note	(17,045)	-	(17,045)	-
Accounts payable and accrued liabilities	(43,923)	(207,882)	(178,587)	(347,252)
Deferred revenues	(600)	(600)	(1,500)	(43,397)
	(77,091)	(325,578)	(423,616)	(830,509)
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,280)	(18,901)	(9,382)	(26,901)
Additions other assets	(1,538)	-	(1,523)	-
	(9,818)	(18,901)	(10,905)	(26,901)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	48,900	-	48,900
CHANGE IN CASH AND CASH EQUIVALENTS	(86,909)	(295,579)	(434,521)	(808,510)
CASH AND CASH EQUIVALENTS,
beginning of period	3,167,581	1,595,824	3,515,193	2,108,755
CASH AND CASH EQUIVALENTS,
end of period	$3,080,672	$1,300,245	$3,080,672	$1,300,245

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

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

The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position as at June 30, 2007 and December 31, 2006, and the results of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006.

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

c)

Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes.  For the three and six month periods ending June 30, 2007 and 2006, comprehensive income was the same as net earnings.

2.

CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Cash	$273,283	$659,880
Short-term investments	2,807,389	2,855,313
	$3,080,672	$3,515,193

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

3.

INVENTORIES

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Raw material	$ 51,957	$ 85,262
Finished goods	30,796	64,088
Packaging materials	37,555	46,386
Work in process	101,772	78,861
	$ 222,080	$ 274,597

4.

PREPAID, DEPOSITS, AND SUNDRY RECEIVABLES

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Prepaid operating expenses	$ 34,952	$ 31,686
Deposit on equipment	6,000	-
Deposit on manufactured goods	51,760	17,000
Interest receivable on investments	4,746	6,721
	$ 97,458	$ 55,407

5.

PROPERTY, PLANT, AND EQUIPMENT

		June 30, 2007
		(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$ 90,000	$ -	$ 90,000
Building	560,927	72,308	488,619
Office equipment	40,495	31,272	9,223
Manufacturing equipment	569,474	430,597	138,876
Computer equipment	116,735	60,636	56,099
	$ 1,377,629	$ 594,813	$ 782,816

		December 31, 2006
		(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$ 90,000	$ -	$ 90,000
Building	560,927	58,285	502,642
Office equipment	39,394	29,485	9,909
Manufacturing equipment	569,474	375,426	194,048
Computer equipment	108,454	51,235	57,219
	$ 1,368,249	$ 514,431	$ 853,818

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

6.

OTHER ASSETS

June 30, 2007
(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$ 55,390	$ 4,853	$ 50,537

December 31, 2006
(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$ 53,866	$ 4,175	$ 49,691

7.

CAPITAL STOCK

(a)          Common Shares

During the six month period ended June 30, 2007, the Company issued 3,500 Common Shares to consultants for services rendered with a fair market value of $3,500.

	Number of	$
	Shares	Amount
Balance, January 1, 2007	23,819,040	$8,299,554
No shares were issued	-	-
Balance, March 31, 2007	23,819,040	8,299,554
Issued for services rendered	3,500	3,500
Balance, June 30, 2007	23,822,540	$8,303,054

 (b)

Paid-in Capital Options - Outstanding

The changes to the paid-in capital options are as follows:

Balance, January 1, 2007	$513,990
Options issued to employees	2,749
Options of consultants expired	(26,922)
Options of employees expired	(114,177)
Balance, March 31, 2007	375,640
Options issued to directors/officers/employees	4,699
Options of directors/officers/employees expired	(121,184)
Options of consultants expired	(141,755)
Balance, June 30, 2007	$117,400

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

7.

CAPITAL STOCK (continued)

 (c)

Paid-in Capital Options - Expired

The changes to the paid-in capital options are as follows:

Balance, January 1, 2007	$201,322
Options of consultants expired	26,922
Options of employees expired	114,177
Balance, March 31, 2007	342,421
Options of directors/officers/employees expired	121,184
Options of consultants expired	141,755
Balance, June 30, 2007	$605,360

(d)

Stock Options

During the six month period ended June 30, 2007, there were 125,000 stock options granted to officers and employees of the Company. The Company recorded an expense as selling, general and administrative of $4,699 (June 30, 2006 - $81,196) for these and previously granted options to the Company’s directors, officers, employees and consultants. Included in this expense is $3,532 for options granted in the current period and $1,167 recorded for options granted in 2005 to the Company’s directors, officers, employees and consultants and are vesting quarterly over an 18 month term.

The total number of options outstanding at June 30, 2007 was 435,000 (December 31, 2006 – 1,010,000).  During 2007 there were 15,000 options which had not yet vested and were forfeited by employees who have left the Company.

On June 30, 2007, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2005 – 4,629,452).

The average fair value of options expensed during the period ended June 30, 2007 was estimated at $0.69 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	4.66%
Expected life	3 years
Expected volatility	89.90%
Dividend yield	0%

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

8.

REVENUES

Revenue for the six month period includes products sold in Canada, international sales of products and raw materials sold at cost to our European licensee.   Royalty revenue earned for the six month period is as follows:

	Unaudited
	June 30,
	2007	2006
Products sales
Domestic sales	$685,974	$649,856
International sales	105,826	41,459
Other revenue	3,755	2,165
	$795,555	$693,480
Royalties and licensing revenue
Royalty payments	$178,621	$192,719

The total adjustment due to the differences in sales for the period ended March 31, 2007 was $32,635.

9.

LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of Common Shares outstanding for the three and six month period ended June 30, 2007.

The diluted loss per share is not computed when the effect of such calculation is anti-dulitive. The following table sets forth the computation of loss per share:

	2007	2006
Numerator - net loss available to common shareholders	$(349,990)	$(586,371)
Denominator – Weighted average number of common shares outstanding	23,820,568	23,483,367
Loss per share	$(0.02)	$(0.02)

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

10.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.   The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three year period, declining to a 2%  rate  effective   October 1, 2003.    This royalty will remain at 2% until the end of the agreement on September 30, 2008. For the three month period ended June 30, 2007, royalty payments were $1,285 (June 30, 2006 - $1,139).  The total royalty payments for the sixth month period ended June 30, 2007 were $2,605 (June 30, 2006 - $2,395).

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

(b)

License Agreements

The Company has terminated its license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), which provided for the sale of Uracyst products in Europe. Pohl-Boskamp is disputing the basis on which the Company terminated the agreement and the consequences that result from such termination. Although no formal proceedings have been commenced by either party, the parties have agreed to attend mediation in September 2007 in an effort to resolve the dispute. Other than the foregoing there are no changes to the licensing agreements as disclosed in Note 13 (c) of the annual financial statements for the 2006 fiscal year.

(c)

Distribution Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (d) of the annual financial statements for the 2006 fiscal year.

(d)

Manufacturing Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (e) of the annual financial statements for the 2006 fiscal year.

(e)

Leases

The Company presently leases office equipment under operating leases.  At June 30, 2007, the future minimum lease payments under operating leases are $4,963 (December 31, 2006 - $2,383).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

10.

CONTINGENCIES AND COMMITMENTS (continued)

 (f)

Advisory Agreement

The Company entered into an agreement with Ladenburg Thalmann & Co. Inc. in June 2007 for advisory services in connection with providing introductions, create strategic alliances, and advise on potential acquisition and licensing opportunities for new products, and the associated financing requirements.  Pursuant to this agreement Ladenburg will receive a monthly fee as well as a 5% transaction fee with respect to any transaction consummated during the twelve month term of the Agreement, or within one year after termination of the agreement. For the six month period ended June 30, 2007, the Company has recorded $7,975 as selling, general and administrative costs.

11.

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2007, the Company had one customer that represented 37.2% of sales (June 30, 2006 – 35.2%).  During the six month period ended June 30, 2007, the Company had one customer that represented 34.9% of sales (June 30, 2006 – 34.4%).

12.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in 2007. Compensation under the agreement is $6,000 per month.  For the six month period ended June 30, 2007, the Company has recorded $36,000 (2006 - $36,000) as selling, general and administrative costs.

13.

RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

These financial statements where prepared in accordance with GAAP in the United States ("U.S. GAAP").  The Company has included the significant differences which would result if the Canadian GAAP were applied in the preparation of the Condensed Interim Statements of Operations, the Condensed Balance Sheets and the Condensed Interim Statements of Cash Flows. These statements are as follows:

Condensed Interim Statements of Operations

For the Six Month Period Ended June 30	2007	2006
Net loss, as reported under U.S. GAAP	$(349,990)	$(586,371)
Adjustments to arrive at Canadian GAAP
Amortization expense	$(134,893)	(134,893)
Net loss based on Canadian GAAP	$(484,883)	$(721,264)
Loss per share
- U.S. GAAP net loss	$(0.02)	$(0.02)
- Impact on accounting change	$(0.01)	$(0.01)
- Canadian GAAP net loss	$(0.03)	$(0.03)

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

13.

RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (continued)

Condensed Balance Sheets

As at	June 30, 2007			December 31, 2006

	U.S.	Increase	Canadian	U.S.	Increase	Canadian
	GAAP	(Decrease)	GAAP	GAAP	(Decrease)	GAAP
Current assets	$3,578,882	$-	$3,578,882	$4,044,901	$-	$4,044,901
Property plant and equipment	782,816	-	782,816	853,818	-	853,818
Other assets	67,582	775,842	843,424	49,691	910,735	960,426
	$4,429,280	$775,842	$5,205,122	$4,948,410	$910,735	$5,859,145
Current liabilities	182,633	-	182,633	362,724	-	362,724
Shareholders' equity	4,246,647	775,842	5,022,489	4,585,686	910,735	5,496,421
	$4,429,280	$775,842	$5,205,122	$4,948,410	$910,735	$5,859,145

Condensed Interim Statements of Cash Flows

For the Period Ended June 30	2007	2006
Cash flows for operating activities, as reported under U.S. and Canadian GAAP	$(423,615)	$(830,509)
Cash flows for investing activities, as reported under U.S. and Canadian GAAP	$(10,906)	$(26,901)
Cash flows for financing activities, as reported under U.S. and Canadian GAAP	$-	$48,900
Change in cash and cash equivalents	(434,521)	(808,510)
Cash and cash equivalents, opening	3,515,193	2,108,755
Cash and cash equivalents, closing	$3,080,672	$1,300,245

Amortization of certain other assets is being provided for on the straight-line basis as noted below:

Asset Classification	Useful Life
Deferred development costs – products available for sale	5 years

Development costs relate to the development of the products. For the six month period ended June 30, 2007 the Company did not incur any additional manufacturing development costs associated with the development of products. Costs associated with manufacturing development costs deferred for Canadian GAAP purposes cannot be capitalized under U.S. GAAP.  Amortization in regards to these development costs starts once the product is ready for sale in the market.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

JUNE 30, 2007

14.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the six month periods ended June 30, 2007 and 2006.  The Company has loss carry-forwards at June 30, 2007 totaling $2,772,943 (December 31, 2006 - $2,313,822) that may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2007 and 2027.

The loss carry-forwards are the only significant temporary difference at June 30, 2007 and 2006.  As it is more likely than not, that benefits from these losses will not be realized, no deferred tax assets have been recognized in the accompanying balance sheet.

15.

PROMISSORY NOTE

During the six month period ended June 30, 2007 the Company received a subordinated convertible promissory note and a common share purchase warrant to purchase 15,000 shares from an unrelated corporation, in the amount of US$15,000 (Cdn$17,045).  The note matures in 2 years and bears interest at a rate per annum of 6%.  The warrant entitles the Company to acquire 15,000 common shares of the unrelated corporation anytime on or before July 15, 2016 at $0.001 per common share.  The Company used the fair value basis to calculate the value of the asset and allocated the entire US$15,000 to promissory note.

16.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

(a)

FIN 48 and FIN48-1 - In June 2006 and subsequently in May 2007, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48).  The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes."  The first step is to evaluate the position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company adopted FIN 48 in the first half of 2007 with no material impact to our financial statements.

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

17.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

This document was prepared on July 23, 2007 and should be read in conjunction with the June 30, 2007 financial statements of Stellar Pharmaceuticals Inc. ("The Company" or "Stellar").

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

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those listed under "Risks and Uncertainties", any of which could cause actual results to vary materially from current results or the Company's anticipated future results. The Company assumes no responsibility to update the information contained herein.  All figures stated in this report are in Canadian dollars and are rounded to the nearest one hundredth dollar.

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

Stellar began selling Skelite to the Canadian market in February 2004 and NMP22 BladderChek in Canada, in October 2004. NMP22 BladderChek has had a small impact on sales for the first six months of 2007 but is expected to play a larger part in the sales mix going forward as reimbursement issues are resolved.

Effective December 2001, Stellar entered into a strategic licensing agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp") for the sale of Uracyst products in Europe. In December of 2003, Pohl-Boskamp received approval to begin selling Uracyst in Europe. The Company has terminated its license agreement with Pohl-Boskamp, which provided for the sale of Uracyst products in Europe. Pohl-Boskamp is disputing the basis on which the Company terminated the agreement and the consequences that result from such termination. Although no formal proceedings have been commenced by either party, the parties have agreed to attend mediation in September 2007 in an effort to resolve the dispute.

In September 2002, Stellar was granted the exclusive Canadian marketing and distribution rights to sell Skelite® by Millenium Biologix Inc.  Skelite is a bone void filler that is resorbed by the natural remodeling process and replaced with new bone during the healing period.  Stellar commenced sales of Skelite in Canada in January 2004.

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar’s products in Latin America and the Caribbean. Sales are ongoing in two of the smaller territories however; regulatory delays continue to hold up sales in the larger territories.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell NMP22®BladderChek® ("BladderChek") in the Canadian market. BladderChek is a unique point of care diagnostic, used in the diagnosis and monitoring of bladder cancer.  In October 2004, Stellar commenced selling BladderChek in Canada.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. (“Triptibumis”) for Malaysia, Singapore and Brunei.  The first shipment to this market was initiated in October 2004. Triptibumis has obtained reasonable success in a competitive market.  New areas of the territory have been slow in receiving regulatory approval however, although it can not be certain, it is expected that some of these territories should receive approval in the later part of 2007.  The term of this agreement has been extended until June 30, 2010.

In July 2005, Stellar entered into a licensing agreement with Innogen Ilac for the sale of NeoVisc in Turkey. To date their have been no sales under this license agreement due to regulatory delays in approval for the sale of this product in the territory.  In August 2005, the Company entered into a distribution agreement with Technimed for the sale of NeoVisc in Lebanon.  To date there have only been limited sales by this licensee.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  All product specifications have been approved by the Chinese regulatory body ("SFDA") with the final document submission delivered to the SFDA in June 2007.  Although it can not be certain, final approval is anticipated to be signed by the SFDA in August 2007.  Stellar also entered into licensing agreements with Al-Mohab Co. for the sale of NeoVisc® in Kuwait in November 2005 with a small order occurring in the early part of 2007.

In December 2005, the Company entered into a licensing agreement with Mega Pharm for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health; it still lacks approval on the reimbursement formulary.

In July 2006, a licensing agreement was signed with Bio-Technic Romania Srl for NeoVisc® in Romania and subsequently, in August of 2006 the Company received its CE Mark for NeoVisc in Europe. It is anticipated that this licensee will generate regular orders in the later part of 2007 as all regulatory approvals are obtained.

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States.  In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States.  Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States.  Watson is in the process of conducting a Canadian-based, placebo controlled, pilot clinical study in interstitial cystitis patients, which is expected to end in early 2008. The results of this study will be utilized in designing the pivotal Phase III safety and efficacy trial, slated to commence in 2008, the data from which will be submitted to FDA in support of marketing approval.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2007

For the three month period ended June 30, 2007, total operating revenues from all sources increased 25.9% to $554,500 compared to $440,300 in the same period during 2006. For the six month period ended June 30, 2007, total operating revenues from all sources increased 9.9% to $974,200 compared to $886,200 in the same period during 2006.

NeoVisc sales in the Canadian market were up 27.8% over the same quarter for 2006 as the overall viscosupplement market rebounded in the second quarter as predicted. International sales for NeoVisc were up by 264.7% for the quarter as demand for NeoVisc has increased in current international markets.  NeoVisc sales in the Canadian market were up 5.6% over the same quarter for 2006 as the overall viscosupplement market rebounded in the second quarter. International sales for NeoVisc were up by 160.9% for the quarter as demand for NeoVisc continues to grow in international markets.

Uracyst sales have grown 21.2% in the second quarter compared to the same quarter of 2006 as hospitals sales continue to grow. This is a very positive trend that will sustain Uracyst growth this year but continues at a slower pace than expected. Uracyst sales have grown 16.6% for the six month period ended June 30, 2007 compared to the same period of 2006 as hospitals sales continue to grow. This is a very positive trend that will sustain Uracyst growth this year but it continues at a slower pace than expected.

As noted above, BladderChek sales continue at a slower pace as hospital reimbursement issues continue to be a road block. BladderChek sales continue at a slower pace as hospital reimbursement issues continue to be a road block. More clinics and physicians are starting to sell the product directly to patients as they feel BladderChek is an effective tool to improve bladder cancer diagnosis.

Gross Profit and Cost of Sales

Gross profit for the three month period ended June 30, 2007 increased 22.3% to $436,200 compared to $356,600 for the same period in 2006. The Company’s net loss for the quarter was reduced by 61.7% to $88,900 compared to a loss of $232,300 in 2006 as the Company keeps its focus on revenue growth and cost effective expenditures. Cost of goods sold for the three-month period ended June 30, 2007, was $118,300 or 25.4% of product sales compared to $83,700 or 24.8% of product sales in 2006.

Gross profit for the six month period ended June 30, 2007 increased by 9.1% to $732,600 compared to 671,700 for the same period in 2006. Stellar’s net loss for the first half of 2007 was reduced by 40.3% to $350,000 compared to $586,400 for the same period in 2006.

Write-down of Obsolete Inventory

The Company recorded $20,100 as obsolete inventory which was written down in the first quarter of 2007 (2006 - $0).  There were no such write downs in the second quarter of 2007.

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the three month period ended June 30, 2007, the Company incurred $18,800, in research costs compared to $67,700 in 2006.

In 2007, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. For the three and six month period ended June 30, 2007 the Company recorded $15,900 and $48,500 (2006 - $31,100 and $63,100) respectively, for these services. Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six month period ended June 30, 2007 were $497,000 and $1,009,800 compared to $493,400 and $1,079,600 respectively, for the same period in 2006. This decrease includes the cost of $4,700 (2006 - $36,900) related to non-cash expenses for stock options issued to consultants and the directors, officers and employees of the Company. During this period, the Company paid fees to its board of directors totaling $12,000 (2006 - $8,300).

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for Stellar’s markets and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income during the six month period ended June 30, 2007 was $65,800 (2006 - $23,400). This amount includes interest received on short-term investments for both 2007 and 2006. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net income (loss)	Earnings (loss) per share
June 30, 2007	$554,500	$(120,300)	$(0.004)
March 31, 2007	419,700	(261,400)	(0.01)
December 31, 2006*	3,061,600	2,120,300	0.09
September 30, 2006	429,900	(278,800)	(0.01)
June 30, 2006	440,300	(232,300)	(0.01)
March 31, 2006	445,900	(354,000)	(0.02)
December 31, 2005	522,800	(485,400)	(0.02)
September 30, 2005	497,800	(453,200)	(0.02)
* Includes one-time license fee income of US$2.2 million

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following numbers can be found under the heading “Results of Operations for the Twelve Month Period Ended December 31, 2006” in the Company’s Management Discussion and Analysis for the year ended December 31, 2006.

Income Statement for the year ended	2006	2005	2004
Total revenue	$4,377,700	$1,942,300	$1,832,300
Cost of goods sold	419,700	450,600	340,100
Other product costs / write-down	36,500	159,400	-
Expenses	2,709,200	3,172,500	2,933,400
Income (loss) before interest, amortization and other income/expense	1,371,500	(1,695,600)	(1,352,900)
Net income (loss)	$1,255,200	$(1,740,500)	$(1,345,100)
- basic	0.05	(0.08)	(0.06)
- fully diluted	0.05	n/a(1)	n/a(1)

Notes:

(1) The fully diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Cash and cash equivalents	$3,515,200	$2,108,800	$3,172,900
Total assets	4,948,400	3,713,500	4,815,400
Total liabilities	362,700	653,800	596,400
Shareholders’ equity
- options	715,300	643,900	442,000
- capital stock	8,299,600	8,100,300	7,720,900
- deficit	(4,429,200)	(5,684,400)	(3,943,900)
Total liabilities and shareholders equity	$4,948,400	$3,713,500	$4,815,400

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $3,080,700 at June 30, 2007 as compared with $3,515,200 at December 31, 2006.

At June 30, 2007, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities. The Company continued to incur losses in the first half of 2007 and drew from its holdings of cash. Due to the uncertainty of the receipt of its royalties from the sale of product by its European licensee, the Company can therefore not be certain of it’s profitability in 2007.

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

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the three month period ended June 30, 2007, the Company issued 3,500 Common Shares to consultants for services rendered. As of June 30, 2007, the Company had 23,822,540 Common Shares outstanding.

As of the date of this report, the Company had 435,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During the six month period ended June 30 2007, the Company had one significant customer, a national wholesaler, which represented 37.2% of sales, compared to 35.2% in the same period for 2006.

OUTLOOK

As at July 23, 2007, the Company is debt free and had working capital of $3,420,100. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

For the quarterly period ended June 30, 2007, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of June 30, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings and other reports filed or submitted under the United States and Canadian securities laws is recorded, processed, summarized and reported within the time periods specified by those laws and that material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.