Form 10KSB/A
period 2006-12-31
STELLAR PHARMACEUTICALS INC
filed 2007-09-21
CIK 1159019

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

EXPLANATORY NOTE

This amendment on form 10-KSB/A is being filed along with its exhibits to amend the previous 10-KSB filed with the Securities and Exchange Commission on April 2, 2007 for the period ended December 31, 2006, in which the company used the incorrect certification forms under the Sarbanes-Oxley act of 2002, section 906 and 302. This report should be read in conjunction with its previous filing April 2, 2007.