Form 10QSB/A
period 2007-03-31
STELLAR PHARMACEUTICALS INC
filed 2007-09-21
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________________________________________

FORM 10-QSB/A

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

March 31, 2007: 23,819,040

EXPLANATORY NOTE

This amendment on form 10-QSB/A is being filed along with its exhibits to amend the previous 10-QSB filed with the Securities and Exchange Commission on May 15, 2007 for the period ended March 31, 2007, in which the company used the incorrect certification forms under the Sarbanes-Oxley act of 2002, section 906 and 302. This report should be read in conjunction with its previous filing April 2, 2007.