Form 10QSB
period 2007-09-30
STELLAR PHARMACEUTICALS INC
filed 2007-11-15
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the period ended September 30, 2007

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

STELLAR PHARMACEUTICALS INC.
(Exact name of registrant as specified in charter)

ONTARIO, CANADA	0-31198	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

544 Egerton St, London, Ontario Canada N5W-3Z8
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

September 30, 2007: 23,822,540

STELLAR PHARMACEUTICALS INC.

SEPTEMBER 30, 2007

CONTENTS

CONDENSED INTERIM FINANCIAL STATEMENTS
PAGE

CONDENSED BALANCE SHEETS	3

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND DEFICITS	4

CONDENSED INTERIM STATEMENTS OF CASH FLOWS	5

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS	6

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Canadian Funds)

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Canadian Funds)

ASSETS
		As at September 30, 2007	As at December 31, 2006
		(Unaudited)	(Audited)
CURRENT
Cash and cash equivalents		$3,145,355	$3,515,193
Accounts receivable, net of allowance $0 (2005 - $0)		299,434	199,704
Inventories		219,156	274,597
Prepaid, deposits and sundry receivables		191,902	55,407
		3,855,847	4,044,901
PROPERTY, PLANT AND EQUIPMENT		827,042	853,818
OTHER ASSETS		55,893	49,691
PROMISSORY NOTE		14,945	-
		$4,753,727	$4,948,410
LIABILITIES
CURRENT
Accounts payable		$257,348	$226,026
Accrued liabilities		89,825	135,198
Deferred revenues		11,627	1,500
		358,800	362,724
SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited Non-voting, convertible, redeemable, and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED
23,822,540	Common Shares (2006- 23,819,040)	8,303,054	8,299,554
	Paid-in capital options - outstanding	130,316	513,990
	- expired	605,360	201,322
Accumulated other comprehensive income (loss)		(2,100)	-
DEFICIT		(4,641,703)	(4,429,180)
		4,394,927	4,585,686
		$4,753,727	$4,948,410

Approved on behalf of the Board:

/s/  Peter Riehl

/  Arnold Tenney

      DIRECTOR

DIRECTOR

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS, DEFICITS

AND COMPREHENSIVE INCOME (LOSS)

(Canadian Funds)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2007	2006	2007	2006
PRODUCT SALES	$399,178	$332,423	$1,194,733	$1,025,903
COST OF GOODS SOLD	80,474	89,175	301,941	303,652
MARGIN ON PRODUCT SOLD	318,704	243,248	892,792	722,251
ROYALTY AND LICENSING REVENUES	216,218	97,445	394,834	290,164
WRITE-DOWN OF OBSOLETE INVENTORY	-	(41,949)	(20,145)	(41,949)
GROSS PROFIT	534,922	298,744	1,267,481	970,466
EXPENSES
Selling, general and administrative	441,486	491,784	1,451,254	1,571,380
Research and development	25,662	50,817	83,150	174,310
Amortization	36,226	38,973	117,285	117,324
	503,374	$ 581,574	1,651,689	1,863,014
INCOME (LOSS) FROM OPERATIONS	31,548	(282,830)	(384,208)	(892,548)
INTEREST AND OTHER INCOME	105,929	4,063	171,685	27,410
NET INCOME (LOSS) FOR THE PERIOD	137,477	(278,767)	(212,523)	(865,138)
DEFICIT, beginning of period	(4,779,180)	(6,270,776)	(4,429,180)	(5,684,405)
DEFICIT, end of period	$(4,641,703)	$(6,549,543)	$(4,641,703)	$(6,549,543)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(2,100)	-	(2,100)	-
COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	135,377	(278,767)	(214,623)	(865,138)
EARNINGS (LOSS) PER SHARE	0.01	(0.01)	(0.01)	(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	23,822,540	23,472,690	23,821,232	23,530,318

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2007	2006	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$137,477	$(278,767)	$(212,523)	$(865,138)
Amortization	36,226	38,973	117,287	117,324
Issuance of shares and options for services rendered	12,916	22,909	23,865	106,380
	186,619	(216,885)	(71,371)	(641,434)
Change in non-cash operating assets and liabilities
Accounts receivable	(86,762)	2,438	(99,730)	(67,198)
Inventories	2,924	70,733	55,441	77,339
Prepaid, deposits, and sundry receivables	(128,444)	17,972	(136,495)	67,966
Promissory note	2,100	-	(14,945)	-
Accounts payable and accrued liabilities	164,537	(66,745)	(14,051)	(416,272)
Deferred revenues	11,627	2,400	10,127	(40,997)
	152,601	(190,087)	(271,024)	(1,020,596)

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property, plant and equipment	(80,115)	(32,981)	(89,495)	(59,882)
Additions to other assets	(5,695)	-	(7,219)	-
	(85,810)	(32,981)	(96,714)	(59,882)
CASH FLOWS USED IN FINANCING ACTIVITIES
Issuance of common stock	-	-	-	48,900
EFFECT OF FOREIGN EXCHANGE ON CASH	(2,100)		(2,100)
CHANGE IN CASH AND CASH EQUIVALENTS	64,691	(223,068)	(369,838)	(1,080,478)
CASH AND CASH EQUIVALENTS, beginning of period	3,080,672	1,300,245	3,515,193	2,108,755
CASH AND CASH EQUIVALENTS, end of period	$3,145,355	$1,077,177	$3,145,355	$1,077,177

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2007

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

The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position as at September 30, 2007 and December 31, 2006, and the results of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006.

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

2.

CASH AND CASH EQUIVALENTS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Cash	$532,375	$659,880
Short-term investments	2,612,980	2,855,313
	$3,145,355	$3,515,193

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2007

3.

INVENTORIES

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Raw material	$103,251	$85,262
Finished goods	26,818	64,088
Packaging materials	44,744	46,386
Work in process	44,343	78,861
	$219,156	$274,597

4.

PREPAID, DEPOSITS, AND SUNDRY RECEIVABLES

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Prepaid operating expenses	$43,527	$31,686
Deposit on equipment	2,637	-
Deposit on manufactured goods	-	17,000
Legal settlement (Note 10b))	141,660	-
Interest receivable on investments	4,078	6,721
	$191,902	$55,407

5.

PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2007
	(Unaudited)
	Cost	Accumulated Amortization	Net Carrying Amount

Land	$90,000	$-	$90,000
Building	585,822	79,424	506,398
Office Equipment	40,495	32,194	8,301
Manufacturing Equipment	609,687	453,428	156,259
Warehouse Equipment	15,005	448	14,557
Computer Equipment	116,735	65,207	51,528
	$1,457,744	$630,702	$827,042

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2007

5.

PROPERTY, PLANT, AND EQUIPMENT (continued)

	December 31, 2006
	(Audited)
	Cost	Accumulated Amortization	Net Carrying Amount

Land	$90,000	$-	$90,000
Building	560,927	58,285	502,642
Office Equipment	39,394	26,485	9,909
Manufacturing Equipment	569,474	375,426	194,048
Computer Equipment	108,454	51,235	57,219
	$1,368,249	$514,431	$853,818

6.

OTHER ASSETS

	September 30, 2007
	(Unaudited)
	Cost	Accumulated Amortization	Net Carrying Amount

Patents	$61,085	$5,192	$55,893

	December 31, 2006
	(Audited)
	Cost	Accumulated Amortization	Net Carrying Amount

Patents	$53,866	$4,175	$49,691

7.

CAPITAL STOCK

(a)

Common Shares

During the nine month period ended September 30, 2007, the Company issued 3,500 Common Shares to consultants for services rendered with a fair market value of $3,500.

	Number of Shares	$ Amount

Balance, January 1, 2007	23,819,040	$8,299,554
No shares were issued	-	-
Balance, March 31, 2007	23,819,040	8,299,554
Issued for services rendered	3,500	3,500
Balance, June 30 and September 30, 2007	23,822,540	$8,303,054

7.

CAPITAL STOCK (continued)

(b)

Paid-in Capital Options - Outstanding

The changes to the paid-in capital options are as follows:

Balance, January 1, 2007	$513,990
Options issued to employees	2,749
Options of consultants expired	(26,922)
Options of employees expired	(114,177)
Balance, March 31, 2007	375,640
Options issued to directors/officers/employees	4,699
Options of directors/officers/employees expired	(121,184)
Options of consultants expired	(141,755)
Balance, June 30, 2007	117,400
Options issued to directors/officers/employees	12,916
Balance, September 30, 2007	$130,316

(c)

Paid-in Capital Options - Expired

The changes to the paid-in capital options are as follows:

Balance, January 1, 2007	$201,322
Options of consultants expired	26,922
Options of employees expired	114,177
Balance, March 31, 2007	342,421
Options of directors/officers/employees expired	121,184
Options of consultants expired	141,755
Balance, June 30 and September 30, 2007	$605,360

(d)

Stock Options

During the nine month period ended September 30, 2007, there were 125,000 stock options granted to officers and employees of the Company. The Company recorded $20,365 (September 30, 2006 - $104,105) for options granted in 2007 and previously granted options. Included in this expense is $16,448 for options granted in the current period and $3,917 recorded for options granted in 2005 to the Company’s directors, officers, employees and consultants and are vesting quarterly over an 18 month term. During the three month period ended September 30, 2007 the Company recorded an expense as selling, general and administrative of $12,916 (2006 - $12,450) for options granted in 2007  to the Company’s directors, officers, employees and consultants.

The total number of options outstanding at September 30, 2007 was 425,000 (December 31, 2006 – 1,010,000).  During 2007 there were 710,000 options which had expired, which included 25,000 options that had not yet vested and were forfeited by employees who have left the Company.

On September 30, 2007, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2006 – 4,629,452).

The average fair value of options expensed during the period ended September 30, 2007 was estimated at $0.69 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	4.66%
Expected life	3 years
Expected volatility	89.9%
Dividend yield	0%

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2007

8.

REVENUES

Revenue for the nine month period includes products sold in Canada, international sales of products and raw materials sold at cost to our European licensee.  For the three month period ended September 30, 2007, the Company has used estimates for its calculation of royalty revenues from the European licensee sales, as these sales numbers were not available to the Company at the time of this reporting.  The licensee is not required to report these sales numbers to the Company until 45 days subsequent to the end of quarter at which time payment is also received.  This estimate is based on historical experience and based on trends set.  The total of this estimate for the three month period ended September 30, 2007 is $141,778 (2006 - $94,607).  Any adjustments due to a difference in sales from the estimate will be treated as a current period adjustment.  The royalty revenue reported for sales for the three month period ended June 30, 2007 had been adjusted due to the mediation settlement (Note 10 b)). The total adjustment recorded in this period due to the differences in sales reported for the period ended June 30, 2007 was $72,049.  Revenue earned for the nine month period is as follows:

	Unaudited September 30,
	2007	2006

Products sales
Domestic sales	$1,032,715	$939,766
International sales	157,007	80,757
Other revenue	5,011	5,380
	$1,194,733	$1,025,903

Royalties and licensing revenue
Royalty payments	$394,834	$290,164

9.

LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of Common Shares outstanding for the three and nine month period ended September 30, 2007.

The diluted loss per share is not computed when the effect of such calculation is anti-dulitive. The following table sets forth the computation of loss per share for the nine month period ended September 30, 2007:

	2007	2006
Numerator - net earnings (loss) available to common shareholders
Earnings (loss) from operations	$(384,208)	$(892,548)
Net earnings (loss)	$(212,523)	$(865,138)
Denominator – Weighted average number of common shares outstanding	23,821,232	23,530,318
Earnings (Loss) per share
Net earnings (loss)	$(0.01)	$(0.04)

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2007

10.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.   The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three year period, declining to a 2%  rate  effective   October 1, 2003.  This royalty will remain at 2% until the end of the agreement on September 30, 2008. For the three month period ended September 30, 2007, royalty payments were $1,148 (September 30, 2006 - $1,161).  The total royalty payments for the nine month period ended September 30, 2007 were $3,753 (September 30, 2006 - $3,556).  In February 2002, the Company entered into a royalty agreement for products which were introduced to the Company by a consultant.  The agreement involves royalty payments, which will be paid based on gross dollar sales.  The schedule for royalty payments calculated on Skelite® sales as follows: First $1,000,000 in sales – 3%; Second $1,000,000 in sales – 2%; and Third all sales over $2,000,000 – 1% out to the 5th year.

(b)

License Agreements

In April 2007, the Company terminated its license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), which provided for the sale of Uracyst products in Europe. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination. The parties attended mediation in September 2007 in which an agreement was reached and a settlement made.

Under the terms of the settlement the parties agreed that the license agreement will remain in full force and effect until March 31, 2008.  Further, Pohl-Boskamp has agreed to pay Stellar the sum of €200,000 (Cdn$283,920), payable in two equal installments of €100,000 due on September 20, 2007 and December 31, 2007.  The Company has recorded the $283,920 in the following manner: 1) $210,220 as an offset for expenses incurred in regards to the termination and mediation processes which has been recorded as a reduction to selling, general and administration expense; 2) the remaining $73,700 has been recorded as Interest and other income. At September 30, 2007 the second installment receivable of €100,000 ($141,660) has been included in Prepaid, deposits and sundry receivables.

(c)

Distribution Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (d) of the annual financial statements for the 2006 fiscal year.

(d)

Manufacturing Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (e) of the annual financial statements for the 2006 fiscal year.

(e)

Leases

The Company presently leases office equipment under operating leases.  At September 30, 2007, the future minimum lease payments under operating leases are $9,843 (December 31, 2006 - $2,383).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2007

10.

CONTINGENCIES AND COMMITMENTS (continued)

(f)

Advisory Agreement

The Company entered into an agreement with Ladenburg Thalmann & Co. Inc. in September 2007 for advisory services in connection with providing introductions, create strategic alliances, and advice on potential acquisition and licensing opportunities for new products, and the associated financing requirements.  Pursuant to this agreement Ladenburg will receive a monthly fee as well as a 5% transaction fee with respect to any transaction consummated during the twelve month term of the agreement, or within one year after termination of the agreement.  For the nine month period ended September 30, 2007, the Company has recorded $31,727 as selling, general and administrative costs.

11.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2007, the Company had one customer that represented 40.4% of sales (September 30, 2006 – 34.1%).  During the nine month period ended September 30, 2007, the Company had one customer that represented 36.9% of sales (September 30, 2006 – 34.3%).

12.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in 2007.  Compensation under the agreement is $6,000 per month.  For the nine month period ended September 30, 2007, the Company has recorded $54,000 (2006 - $54,000) as selling, general and administrative costs. These related party transactions have occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

13.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

These financial statements where prepared in accordance with GAAP in the United States ("U.S. GAAP").  The Company has included the significant differences which would result if the Canadian GAAP were applied in the preparation of the Condensed Interim Statements of Operations, the Condensed Balance Sheets and the Condensed Interim Statements of Cash Flows.  These statements are as follows:

Condensed Interim Statements of Operations

For the Nine Month Period Ended September 30	2007	2006
Net loss, as reported under U.S. GAAP	$(212,523)	$(865,138)
Adjustments to arrive at Canadian GAAP
Amortization expense	(202,340)	(202,340)
Net loss based on Canadian GAAP	$(414,863)	$(1,067,478)
Loss per share - U.S. GAAP net loss	$(0.01)	$(0.04)
- Impact on accounting change	(0.01)	(0.01)
- Canadian GAAP net loss	$(0.02)	$(0.05)

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2007

13.

RECONCILATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (continued)

Condensed Balance Sheets

	As at September 30, 2007			December 31, 2006
	U.S. GAAP	Increase (Decrease)	Canadian GAAP	U.S. GAAP	Increase (Decrease)	Canadian GAAP
Current assets	$3,855,847	$-	$3,855,847	$4,044,901	$-	$4,044,901
Property plant and equipment	827,042	-	827,042	853,818	-	853,818
Other assets	55,893	708,395	843,424
Promissory note	14,945	-	14,945	49,691	910,735	960,426
	$4,753,727	$708,395	$5,464,222	$4,948,410	$910,735	$5,859,145
Current liabilities	$358,800	$-	$358,800	$362,724	$-	$362,724
Shareholders’ equity	4,394,927	708,395	5,105,422	4,585,686	910,735	5,496,421
	$4,753,727	$708,395	$5,464,222	$4,948,410	$910,735	$5,859,145

Condensed Interim Statements of Cash Flows

For the Nine Month Period Ended September 30	2007	2006
Cash flows for operating activities, as reported under U.S. and Canadian GAAP	$(271,024)	$(1,020,596)
Cash flows for investing activities, as reported under U.S. and Canadian GAAP	(96,714)	(59,882)
Cash flows for financing activities, as reported under U.S. and Canadian GAAP	-	48,900
Effect of foreign exchange on cash	$(2,100)	$-
Change in cash and cash equivalents	$(369,838)	$(808,510)
Cash and cash equivalents, opening	3,515,193	2,108,755
Cash and cash equivalents, closing	$3,145,355	$1,077,177

Amortization of certain other assets is being provided for on the straight-line basis as noted below:

Asset Classification

Useful Life

Deferred development costs – products available for sale

5 years

Development costs relate to the development of the products.  For the nine month period ended September 30, 2007 the Company did not incur any additional manufacturing development costs associated with the development of products.  Costs associated with manufacturing development costs deferred for Canadian GAAP purposes cannot be capitalized under U.S. GAAP.  Amortization in regards to these development costs starts once the product is ready for sale in the market.

14.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the nine month periods ended September 30, 2007 and 2006.  The Company has loss carry-forwards at September 30, 2007 totaling $2,499,738 (December 31, 2006 - $2,313,822) that may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2007 and 2027.

The loss carry-forwards are the only significant temporary difference at September 30, 2007 and 2006.  As it is more likely than not, that benefits from these losses will not be realized, no deferred tax assets have been recognized in the accompanying balance sheet.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Canadian funds)

(Unaudited)

SEPTEMBER 30, 2007

15.

PROMISSORY NOTE

During the nine month period ended September 30, 2007 the Company received a subordinated convertible promissory note and a common share purchase warrant to purchase 15,000 shares from an unrelated corporation, in the amount of US$15,000 (Cdn$14,945).  The note matures in 2 years and bears interest at a rate per annum of 6%.  The warrant entitles the Company to acquire 15,000 common shares of the unrelated corporation anytime on or before July 15, 2016 at $0.001 per common share.  The Company used the fair value basis to calculate the value of the asset and allocated the entire US$15,000 to the  promissory note.  The change in the value recorded was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar.  This adjustment is noted in Note 17.

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

17.

COMPREHENSIVE INCOME (LOSS)

Other Comprehensive Loss of $2,100 was recorded for the three and nine months ended September 30, 2007 (September 30, 2006 - $0). The change in Other Comprehensive Loss was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in this fiscal period over the last and the resulting changes in our balance sheet relative to U.S. dollar-denominated accounts.

18.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period presentation.

 MANAGEMENT'S DISCUSSION AND ANALYSIS

This document was prepared on October 23, 2007 and should be read in conjunction with the September 30, 2007 financial statements of Stellar Pharmaceuticals Inc. (the "Company" or "Stellar").

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

OVERVIEW

Stellar founded in 1994, is a Canadian pharmaceutical company involved in the development and commercialization of high quality, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis.  Stellar also markets a test kit that confirms the existence of bladder lining defects in interstitial cystitis ("IC") (an inflammatory disease of the urinary bladder wall) patients and helps identify those patients who should respond positively to the Company’s proprietary therapeutic product.  Stellar’s product development strategy focuses on seeking novel applications for its product technologies in markets where its products demonstrate true, cost-effective therapeutic advantages. Stellar is also building revenues through in-licensing products for Canada that are focused on similar niche markets and out-licensing to international markets.

Stellar has developed and is marketing three products in Canada based on its core polysaccharide technology:

(i)

NeoVisc®, for the treatment of osteoarthritis;

(ii)

Uracyst®; for the treatment of IC: and

(iii)

Uracyst® Test Kit, Stellar’s patented technology for the diagnosis of IC.

Stellar also has acquired the exclusive Canadian marketing and distribution rights for:

(i)

Millenium Biologix Inc.’s Skelite®, a proprietary synthetic bone grafting product; and

(ii)

Matritech’s, NMP22® BladderChek® ("BladderChek"), a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer.

Stellar began selling Skelite to the Canadian market in February 2004 and BladderChek in Canada, in October 2004. BladderChek has had a small impact on sales for the first nine months of 2007, but is expected to play a larger part in the sales mix going forward as reimbursement issues are resolved.

Effective December 2001, Stellar entered into a strategic licensing agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp") for the sale of Uracyst products in Europe. In December of 2003, Pohl-Boskamp received approval to begin selling Uracyst in Europe.  The Company terminated its license agreement in April 2007 with Pohl-Boskamp. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination.  The parties attended mediation in September 2007 where they agreed to a settlement of this dispute.  Under the terms of the settlement, the parties have agreed that the license agreement will remain in full force and effect until March 31, 2008.  Further, Pohl-Boskamp has agreed to pay Stellar the sum of €200,000 (Cdn$283,920), payable in two equal installments of €100,000.  The first installment of €100,000 (Cdn$141,960) was paid in September 2007 and the second installment of €100,000 shall be paid on or before December 31, 2007.  In addition, the royalty payments for the second quarter of 2007 were paid with the first installment of €100,000.

In September 2002, Stellar was granted the exclusive Canadian marketing and distribution rights to sell Skelite by Millenium Biologix Inc.  Skelite is a bone void filler that is resorbed by the natural remodeling process and replaced with new bone during the healing period.  Stellar commenced sales of Skelite in Canada in January 2004.

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar’s products in Latin America and the Caribbean. Sales are ongoing in two of the smaller territories.  However; regulatory delays continue to hold up sales in the larger territories.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell BladderChek in the Canadian market. BladderChek is a unique point of care diagnostic, used in the diagnosis and monitoring of bladder cancer.  In October 2004, Stellar commenced selling BladderChek in Canada.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. (“Triptibumis”) for Malaysia, Singapore and Brunei.  The first shipment to this market was initiated in October 2004. Triptibumis has obtained reasonable success in this small, competitive market.  New areas of the territory, however have been slow in receiving regulatory approval  Although it can not be certain, it is expected that some of these territories should receive approval in the later part of 2007.  The term of this agreement has been extended until June 30, 2010.

In July 2005, Stellar entered into a licensing agreement with Innogen Ilac for the sale of NeoVisc in Turkey. To date, there have been no sales under this license agreement due to regulatory delays in approval for the sale of this product in the territory.  In August 2005, the Company entered into a distribution agreement with Technimed for the sale of NeoVisc in Lebanon.  To date, there have only been limited sales by this licensee.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  All product specifications have been approved by the Chinese regulatory body ("SFDA") and the final document submission was delivered to the SFDA in June 2007.  Although the Company anticipated this registration would have occurred by September 2007, to-date such approval has not been granted. The Company is hopeful that this will occur by the end of 2007.  Stellar also entered into a licensing agreement with Al-Mohab Co. for the sale of NeoVisc in Kuwait in November 2005 with a small order occurring in the early part of 2007.

In December 2005, the Company entered into a licensing agreement with Mega Pharm for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health; it still lacks approval on the reimbursement formulary. Sales for Uracyst in this market are expected to remain slow until reimbursement status is received.

In July 2006, a licensing agreement was signed with Bio-Technic Romania Srl ("Bio-Techinc") for NeoVisc in Romania. Iin August 2006, the Company received its CE Mark for NeoVisc in Europe. Since receiving approval for sale in late February 2007, Bio-Technic has consistently improved their product orders over each period.

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States.  In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States.  Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States.  Watson has commenced a Canadian-based, placebo controlled, pilot clinical study in IC patients, which is expected to end in early 2008. The results of this study will be utilized in designing the pivotal Phase III safety and efficacy trial, slated to commence in 2008, the data from which will be submitted to the United States Food and Drug Administration (FDA) in support of marketing approval.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED

SEPTEMBER 30, 2007

The Company has been active this quarter in its move to the final phase of its packaging facility. For the three month period ended September 30, 2007, the Company incurred $55,200 in the purchase of capital assets related to the facilitation of this process and improvements in its current manufacturing processes. Upon completion, Stellar will have a well designed packaging facility that will allow the Company to meet the packaging needs for all its current agreements plus capacity to meet future requirements.

For the nine month period ended September 30, 2007, total operating revenues from all sources increased 20.8% to $1,589,600 compared to $1,316,100 in the same period during 2006.  For the three month period ended September 30, 2007, total operating revenues from all sources increased 43.2% to $615,400 compared to $429,900 in the same period during 2006. Stellar’s net loss for the nine month period ended September 30, 2007 was reduced by 75.4% to $212,500 compared to $865,100 for the same period in 2006. The Company showed a profit for the three month period ended September 30, 2007, of $137,500 compared to a loss of $278,800 in 2006.

NeoVisc sales in the Canadian market were up for the three and nine month periods ended September 30, 2007, 19.9% and 10.0%, respectively over the same periods for 2006 as the overall viscosupplement market continues its rebound from the first quarter. International sales for NeoVisc for the three and nine month periods ended September 30, 2007, were up by 23.9% and 90.8% compared to  the same periods for 2006 as approvals and demand for NeoVisc has increased in current international markets.

Uracyst sales have grown for the three and nine month periods ended September 30, 2007, 26.8% and 19.9%, respectively, compared to the same periods of 2006, as Canadian urologist’s confidence in the product continues to build. The Company is confident that this positive trend will continue.

As noted above, BladderChek sales continue to be affected by hospital reimbursement issues.  More clinics and physicians are starting to sell the product directly to patients as they feel BladderChek is an effective tool to improve bladder cancer diagnosis.

Gross Profit and Cost of Sales

Gross profit for the nine month period ended September 30, 2007 increased by 30.6% to $1,267,500 compared to $970,500 for the same period in 2006. Gross profit for the three month period ended September 30, 2007 increased 79.1% to $535,000 compared to $298,800 for the same period in 2006. Cost of goods sold for the three and nine month periods ended September 30, 2007, was $80,500 and $301,900 or 20.2% and 25.3%, respectively, of product sales compared to $89,200 and $303,700 or 26.8% and 29.6%, respectively, of product sales in 2006.

Write-down of Obsolete Inventory

The Company recorded $20,100 as obsolete inventory which was written down in the first quarter of 2007 (2006 - $0).  There were no such write downs in the third quarter of 2007.

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. For the three and nine month periods ended September 30, 2007, the Company incurred $25,700 and $83,200 (2006 - $50,800 and $174,300) respectively in research costs.

In 2007, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. For the three and nine month periods ended September 30, 2007 the Company recorded $18,400 and $66,900 (2006 - $41,600 and $104,700), respectively, for these services. Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2007 were $441,500 and $1,451,300 compared to $491,800 and $1,571,400, respectively, for the same period in 2006. This decrease includes the cost of $12,900 (2006 - $22,900) related to non-cash expenses for stock options issued to consultants and the directors, officers and employees of the Company. During this three and nine month periods, the Company paid fees to its board of directors totaling $9,300 and $31,800 (2006 - $12,200 and $31,500), respectively.

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for Stellar’s markets and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income during the three and nine month periods ended September 30, 2007 was $32,200 and $98,000 (2006 - $4,100 and $27,400), respectively. These amounts include interest received on short-term investments for both 2007 and 2006. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net income (loss)	Earnings (loss) per share
September 30, 2007	$615,396	$137,477	$0.01
June 30, 2007	554,500	(120,300)	(0.004)
March 31, 2007	419,700	(261,400)	(0.01)
December 31, 2006*	3,061,600	2,120,300	0.09
September 30, 2006	429,900	(278,800)	(0.01)
June 30, 2006	440,300	(232,300)	(0.01)
March 31, 2006	445,900	(354,000)	(0.02)
December 31, 2005	522,800	(485,400)	(0.02)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $3,145,400 at September 30, 2007 as compared with $3,515,200 at December 31, 2006.

At September 30, 2007, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities. Although the Company achieved profitability in the third quarter of 2007, it continues to draw from its holdings of cash.  Contributing to this decrease in cash was:

•

Capital expenditures of $55,200 related to the setup of the packaging facility

•

Capital expenditures of $24,900 related to building structure repairs

•

Capital expenditures of $8,300 related to new computer systems

•

Legal costs of $68,300 paid and not yet reimbursed in regards to mediation proceedings

•

Funds issued related to the promissory note of $17,045

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

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares authorized. During the three month period ended September 30, 2007, no Common Shares were issued by the Company.  As of September 30, 2007, the Company had 23,822,540 Common Shares outstanding.

As of the date of this report, the Company had 425,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During the nine month period ended September 30 2007, the Company had one significant customer, a national wholesaler, which represented 36.9% of sales, compared to 34.3% in the same period for 2006.

OUTLOOK

As at October 23, 2007, the Company is debt free and had working capital of $3,484,200. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

For the quarterly period ended September 30, 2007, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of September 30, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings and other reports filed or submitted under the United States and Canadian securities laws is recorded, processed, summarized and reported within the time periods specified by those laws and that material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

STELLAR PHARMACEUTICALS INC.

Date: October 23, 2007	By:	/s/ Peter Riehl
	Name:	Peter Riehl
	Title:	Chief Executive Officer