Form 10KSB
period 2007-12-31
STELLAR PHARMACEUTICALS INC
filed 2008-04-02
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

x	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Stellar Pharmaceuticals Inc.

(Name of small business issuer in its charter)

———————

Ontario, Canada	0-31198	Not Applicable
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

544 Egerton Street, London, Ontario, Canada, N5W 3Z8

(Address of Principal Executive Office) (Zip Code)

(519) 434-1540

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Shares
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	x	Yes		No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.			x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	x	No

State issuer’s revenue for its most recent fiscal year. $2,247,265 (Cdn.)

As of March 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of such date, was $4,599,564(Cdn.).

As of March 30, 2008, 23,822,540 Common Shares were outstanding.

Transitional Small Business Disclosure Format (Check one):	Yes	x	No

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

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 25, 2008, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.9826 (U.S.).

Set forth below are the exchange rates for the Canadian dollar equivalent expressed in United States currency during 2007, 2006 and 2005.

	Years ended December 31,
	2007	2006	2005
At End of Year	1.0203	0.8581	0.8585
Average	1.0747	0.8816	0.8224
High	1.1030	0.9013	0.8672
Low	0.8419	0.8640	0.7853

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

Stellar has developed and currently markets the following three medical products: (i) NeoVisc®, (ii) Uracyst® and (iii) the Uracyst® Test Kit. NeoVisc, a 3 injection, high molecular weight, sodium hyaluronate therapy, was developed to provide a cost-effective alternative treatment to the over 3 million Canadians suffering from osteoarthritis. Uracyst, a chondroitin sulfate-based therapy, and the Uracyst Test Kit were developed to identify defective bladder linings and provide symptomatic relief to patients in Canada with glycosaminoglycan (GAG) deficient cystitis such as interstitial cystitis. Each of these products has received regulatory approval in Canada. Uracyst and the Uracyst Test Kit are patented in the United States and in Canada with international patents pending.

Stellar markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of its products in 58 countries. The Company’s focus on product development continues to be two fold, utilizing in-licensing and out-licensing for immediate impact on its revenue stream. These activities enable Stellar to fund its own in-house product development for future growth and stability. Stellar, through its out-licensing partners, intends to conduct clinical trials where necessary, to obtain the required regulatory approvals for its products in international markets.

On December 28, 2001, the Company entered into a license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), to grant the exclusive rights and license to use the methods and technical know-how for the purposes of manufacturing, marketing and selling Uracyst-S products in specified territories in Europe. In consideration, the Company received a combination of non-recurring, non-refundable license fees and royalty payments. In April 2007, the Company terminated its license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), which provided for the sale of Uracyst products in Europe. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination. The parties attended mediation in September 2007 in which an agreement was reached and a settlement made. Under the terms of the settlement the parties agreed that the license agreement will remain in full force and effect until March 31, 2008. Further, Pohl-Boskamp agreed to pay Stellar the sum of €200,000 (Cdn$283,920), payable in two equal installments of €100,000 due on September 20, 2007 and December 31, 2007. The Company has recorded the $283,920 in the following manner: 1) $210,220 as an offset for expenses incurred in regards to the termination and mediation processes which has been recorded as a reduction to selling, general and administration expense; 2) the remaining $73,700 has been recorded as Interest and other income.

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar’s products in Latin America and the Caribbean. Sales have been ongoing in the Dominion Republic and Bahamas, two of the smaller territories included in the territory, but progress has been slow in the major Latin American markets due to competitive pricing issues.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell BladderChek in the Canadian market. In October 2004, Stellar commenced selling BladderChek in Canada.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. (“Triptibumis”) for Malaysia, Singapore and Brunei. Triptibumis has obtained reasonable success in this small, competitive market. New areas of the territory however, have been slow in receiving regulatory approval. Although it can not be certain, it is expected that some of these territories should receive approval in the first half of 2008. The term of this agreement has been extended until June 30, 2010.

In July 2005, the Company entered into a license agreement with Innogen Ilac for the sale of NeoVisc in Turkey. In August 2005, the Company entered into a distribution agreement with Technimed for the sale of NeoVisc in Lebanon and Jordan. Although this is a small market, Technimed sales have increased by 120.6% in 2007 over sales in 2006.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China. All product specifications have been approved by the Chinese regulatory body ("SFDA") and the final document submission was delivered to the SFDA in June 2007. Although the Company anticipated this registration would have occurred in 2007, to-date such approval has not been granted. The Company is hopeful that final approval by SFDA will received in the first half of 2008. Stellar also entered into a licensing agreement with Al-Mohab Co. for the sale of NeoVisc in Kuwait in November 2005 with a small order occurring in the early part of 2007.

In December 2005, the Company entered into a licensing agreement with Megapharm for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health; it still lacks approval on the reimbursement formulary. Sales for Uracyst in this market are expected to remain slow until reimbursement status is received.

In July 2006, a licensing agreement was signed with Bio-Technic Romania Srl ("Bio-Techinc") for NeoVisc in Romania. Since receiving approval for sale in late February 2007, Bio-Technic has consistently improved their product orders over each period.

In August 2006, the Company received its CE Mark for NeoVisc in Europe. As a result, NeoVisc is now approved for sale in the 27 member countries of the European Community plus a number of non-member countries.

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States. In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States. Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States. Watson has commenced a Canadian-based, placebo controlled, pilot clinical study in IC patients, which is expected to end in early 2008. The results of this study will be utilized in designing the pivotal Phase III safety and efficacy trial, the data from which will be submitted to the United States Food and Drug Administration (FDA) in support of marketing approval.

In November of 2007, the Company signed a licensing agreement with Torrex Chiesi Pharma GmbH, based in Vienna, Austria for the distribution and sale of NeoVisc in Eastern Europe. The territory covers a number of countries, including Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States.

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

 “Uracyst®” - A sterile 2.0% sodium chondroitin sulfate solution. Uracyst products are the Company’s proprietary treatments for certain forms of GAG deficient cystitis such as IC and other non-common cystitis. The products are instilled by catheter directly into a patient’s bladder.

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

Products and Markets

Stellar has developed and currently markets the following three medical products: (i) NeoVisc, (ii) Uracyst and (iii) the Uracyst Test Kit. Each of these products is presently approved for use in Canada and the Company’s sales are primarily in Canada. In addition, Stellar has signed an agreement for the distribution of an additional medical product, BladderChek, sales of which commenced in October 2004.

NeoVisc

NeoVisc is a 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints. NeoVisc is classified in Canada by the TPD as a “medical device” under the Medical Devices Regulations of the Food and Drugs Act (Canada). NeoVisc is packaged, sold and marketed as a three injection therapy. The product is administered weekly by injection directly into the affected joint. This type of injection is called an intra-articular injection.

This type of treatment, referred to as viscosupplementation, is a relatively new therapy for the treatment of osteoarthritis, having gained Canadian approval in 1992 and United States approval in 1997. However, viscosupplementation has been used since the mid 1980s in many European markets. Replacing or supplementing the joint fluid provides symptomatic relief from the pain of osteoarthritis for up to 6 to 8 months before a repeat set of injections is required.

Osteoarthritis and Treatment Options: Osteoarthritis is a degenerative disease associated with long-term wear on weight bearing joints. With no known cure, it is estimated that OA affects an estimated 33% of persons over 45 years of age, and approximately 85% over the age of 70. The Canadian Arthritis Association estimates that 3 million Canadians suffer from the “osteo” form of arthritis. Stellar estimates the number of American OA sufferers at over 30 million. The aggregate number of patients with OA is expected to grow significantly as the average age of the population increases.

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

Role of Hyaluronate: The active ingredient in NeoVisc is hyaluronate, also referred to as hyaluronic acid or HA. HA is a naturally occurring polysaccharide found throughout the human body, which has been shown to play an important role in such biological processes as cell differentiation, tissue hydration and proteoglycans organization. Injected HA also provides an anti-inflammatory and analgesic effect. HA also plays a fundamental role in human joints, where by virtue of its viscosity, elasticity and other rheological properties, acts as a lubricating and shock absorbing component in joint fluids, and as an ocular lubricant. HA products are currently being used in eye surgery, wound healing, intra-articular injections and as an adjunct to certain grafting procedures.

Marketing Strategy: Purchase decisions in the prescription pharmaceutical market are influenced by the prescribing physician, pharmacist and end use patient/customer. State and private health care plans and patient user groups may also play a role in product/therapy selection, especially where the cost of therapy is high. In treating OA, it is typically the physician that decides which therapeutic option is best for the patient and which related products to use.

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

Competitive Analysis: The major competitive product to NeoVisc in Canada and the United States is Synvisc®, which is manufactured and sold by Genzyme Corp. Synvisc is a three injection dosage regime, which has been available in Canada since 1992 and in the United States since 1997. Synvisc is the dominant product in the viscosupplementation market. Management of Stellar estimates Synvisc’s market share at over 60% in the United States and 50% in Canada.

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

(ii)

in June 2004, Stellar entered into a distribution agreement with Triptibumus Sdn Bhd. for sale of NeoVisc in Malaysia, Singapore and Brunei;

(iii)

in August 2005, the Company signed a distribution agreement with Technimed for the sale of NeoVisc in Lebanon;

(iv)

in November 2005, with Al-Mohab Co. (“Al-Mohab”) for the sale of NeoVisc® in Kuwait;

(v)

in July 2006, a distribution agreement was signed with Bio-Technic Romania   SRL for NeoVisc® in Romania; and

(vi)

in November of 2007, the company signed a licensing agreement with Torrex Chiesi Pharma GmbH, based in Vienna, Austria for the distribution and sale of NeoVisc in Eastern Europe. The territory covers a number of countries, including Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States.

Uracyst and the Uracyst Test Kit

Stellar developed Uracyst, a sterile 2.0% sodium chondroitin sulfate solution available in a 20 mL vial and the Uracyst Test Kit, comprising Uracyst 2.0% and Solution K, a 3.0% potassium chloride solution. Uracyst and the Uracyst Test Kit are used in the diagnosis and treatment of certain forms of IC and non-common cystitis. The Uracyst Test Kit contains a 100 mL pouch of Solution K and a 20 mL vial of Uracyst. These products are instilled by catheter directly into a patient’s bladder.

Uracyst provides symptomatic relief for patients suffering from GAG deficient cystitis such as IC and non-common cystitis (including radiation-induced cystitis and hemorrhagic cystitis) by supplementing and replenishing deficiencies in the glycosaminoglycan (“GAG”) lining of the bladder wall. This GAG lining acts as a protective barrier between urine and the bladder wall. It protects the bladder wall against irritants and toxins (e.g., micro crystals, carcinogens and acid) in the urine and serves as an important defense mechanism against bacterial adherence.

Many researchers believe that a large number of IC patients (over 70%) have “leaky” or deficient GAG layers in their bladder. When Solution K is instilled in an IC patient’s bladder with GAG deficiencies, the patient experiences pronounced IC like symptoms. Instilling Uracyst into the bladder of those patients responding positively to the test immediately neutralizes the potassium induced symptoms. This test allows the clinician to determine which IC patient has a leaky GAG layer and therefore determine which these patients will more likely respond positively to Uracyst treatment to control their IC symptoms.

Uracyst is typically instilled weekly for 6 weeks, then once a month until symptoms resolve. Because these types of cystitis are typically chronic diseases of no known cause, patients will usually require re-treatment after a variable period of time when symptoms recur.

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

In December 2001, the Company entered into a license agreement (the “European License”) with Pohl-Boskamp of Hohenlockstedt, Germany. Under the European License, Pohl-Boskamp was granted the exclusive right to manufacture market and sell the Company’s Uracyst product line in Europe. In consideration for the grant of such exclusive right, Pohl-Boskamp made cash payment to Stellar upon execution of the European License and at the time of Pohl-Boskamp’s first sale of Uracyst products in Europe, which occurred in December of 2003. Pohl-Boskamp is also obligated to pay the Company a royalty based on the quarterly net sales of Uracyst products by Pohl-Boskamp and its affiliates and sub-licensees. In April 2007, the Company terminated its license agreement with Pohl-Boskamp. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination. The parties attended mediation in September 2007 where they agreed to a settlement of this dispute. Under the terms of the settlement the parties agreed that the license agreement will remain in full force and effect until March 31, 2008. The Company is currently in discussions with other potential partners for this market and expects to have a partner actively selling Uracyst in the European Community in the second quarter of 2008.

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

Interstitial Cystitis and Treatment Options: Interstitial cystitis is a chronic inflammation of the bladder wall. Unlike common cystitis, IC is not caused by bacteria and does not respond to conventional antibiotic therapy. IC can affect people of any age, race or sex, but is more frequently diagnosed in women.

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

Market For Uracyst and the Uracyst Test Kit: Data on the number of IC patients being treated and the method of treatment are not readily available in Canada or the United States. Many products such as dimethylsulfoxide (DMSO) and heparin are not used exclusively to treat IC. This lack of detailed end-use product and prescription data make it difficult to define the size of the IC market. An epidemiology study estimates the number of people in the United States with IC as being between 750,000 to 1,500,000 and in which Canada extrapolates to between 75,000 to 150,000 IC patients.

Marketing Strategy: Stellar currently markets Uracyst and Uracyst Test Kits directly to physicians and pharmacies (although in many cases the patient is the ultimate purchaser) in Canada. Stellar focuses its promotion to a core group of urologists currently treating interstitial cystitis, largely in major Canadian urban centers (i.e., all Provincial capitals and cities with medical teaching centers). Management estimates that there are over 550 practicing urologists in Canada and 7,500 in the United States. This well-defined target audience makes direct marketing an effective strategy for Stellar. Pursuant to the European License, Stellar markets its Uracyst product line in Europe through the European Licensee.

Uracyst has demonstrated a rapid onset of clinical response, compared to all other therapies. Combining this with lower cost is important, as most patients will be on and off GAG replacement therapy for an indeterminate amount of time. Management believes that the high efficacy results and low monthly therapy cost, make Uracyst the most cost effective therapy available. Stellar expects to gain acceptance more readily from both physicians and patients as the most cost-effective therapy for treating GAG-deficient IC patients.

Competitive Analysis: The treatment of IC is a relatively small niche market supplied by smaller pharmaceutical companies. Because of low efficacy rates and relatively expensive treatment costs for competitive products, management believes the treatment of IC remains an unsatisfied market with no dominant competitive product. Ortho McNeil Pharmaceutical, Inc and Shire Pharmaceutical Corporation are the two major suppliers to the IC market.

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

If diagnosed in its early stages, the five-year bladder cancer survival rate exceeds 90 percent. However, 12,400 people in the United States died of bladder cancer in 2001. Many died because the disease was not caught in its earliest stages.

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

Sales and Distribution

Stellar currently has six sales representatives, promoting its products in key Canadian centres. These sales representatives primarily target medical physicians, pharmacies, hospitals and patient support groups. Stellar is building a sales network across Canada to generate NeoVisc and Uracyst sales. See “– Human Resources.” Marketing and sales efforts are coordinated from Stellar’s office located in London, Ontario. Stellar will continue to build a strong network of representatives selling its products and in-licensed products in Canada.

As discussed above, Stellar’s product line has been out-licensed to companies in the United States, Western Europe, Eastern Europe, Romania, Russia, China, Israel, Middle East, Latin America, Caribbean, Malaysia, Singapore and Brunei.

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

Human Resources

The Company currently employs fourteen full-time employees. Eight of these employees are located at the Company’s main office in London Ontario, Canada. The remaining six employees sell the Company’s products in major urban areas throughout Canada. The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs and administration over the next 18 to 24 months. Management of the Company believes that its relations with its employees are good.

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

Manufacturing

Stellar currently out sources the manufacturing of its products, other than Uracyst offered for sale in Europe, to a special sterile facility, operated by third party contractors. These facilities, which are in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice ("cGMP") regulations, have sufficient excess capacity at present to meet the Company’s short and long term objectives. A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

As of April 1, 2008 the Company’s products offered for sale in Europe will also be manufactured by these facilities.

The Company has established non-contractual supply arrangements for its raw materials with several sources. Stellar currently purchases the HA used in NeoVisc from Fidia and the chondroitin sulfate used in the formulation of Uracyst from Bioiberica, a Spanish supplier. In the event of an interruption in the supply of these raw materials from such suppliers, the Company has a sourced a secondary supplier for the HA raw material and believes it would be able to secure similar raw materials at competitive prices from other suppliers located worldwide.

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

Stellar has received a license to manufacture and sell NeoVisc, Uracyst and the Uracyst Test Kit in Canada from the TPD. These products are regulated under the Medical Devices Regulations of the Food and Drugs Act (Canada) and the regulations promulgated thereunder by TPD to ensure the safety and efficacy of medical devices for the Canadian public. The Company is in material compliance with all such regulations and was audited and approved ISO 13485:2003 certification on March 3, 2007.

Under the European authority, Stellar must gain approval for its products by complying with MDD regulations, which are similar to the Canadian system. Once approved in one of the member countries of the European Community ("EC"), Stellar can then apply for its CE mark. The CE mark amounts to an approval to sell in all of the 27 EC countries and allows for faster approvals in many other non-EC countries in Europe. NeoVisc is currently CE marked and Uracyst 20 mL, 2% is expected to be CE marked in 2008.

Stellar intends to market its products through its license agreement in the United States and, as such, it is important that a quality assurance program be designed to also comply with the FDA’s Medical Device cGMP regulations. Through its out-licensing partnerships, the Company feels that its products can be submitted for approval under the Pre-Market Approval ("PMA") program of the FDA for marketing in the United States. The FDA GMP regulations require significant documentation on all relevant procedures of the manufacturing and quality control of each product submitted for approval.

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

For the years ended December 31, 2007 and 2006, the Company expensed approximately $102,754 and $217,607, respectively on in-house research and development activities. The expense in 2007 however, was offset by provincial government tax cash refunds of $80,746 and $77,276 for research and development activities preformed in 2004 and 2005, respectively.

Item 2.

Description of Property.

In 2004, the Company moved its main office to 544 Egerton Street in London, Ontario, Canada by purchasing the property and building located at such address for $450,000. In connection therewith, the Company has incurred costs to-date of $226,954 for renovations to the office, packaging and warehouse space of approximately 10,600 square feet in the aggregate contained in the building. Stellar believes that its existing property is in good condition and suitable for the conducting of its business.

Item 3.

Legal Proceedings.

Stellar may periodically become subject to legal proceedings and claims arising in connection in business. The Company does not believe that there were any claims outstanding against it as of the date of this report, which will have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

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

		($) (USD)
		High	Low

2007	First Quarter	0.92	0.65
	Second Quarter	0.87	0.60
	Third Quarter	0.72	0.47
	Fourth Quarter	0.66	0.37
2006	First Quarter	1.38	0.86
	Second Quarter	1.12	0.77
	Third Quarter	1.01	0.80
	Fourth Quarter	1.22	0.70
2005	First Quarter	2.10	1.50
	Second Quarter	1.80	1.10
	Third Quarter	1.40	1.01
	Fourth Quarter	1.07	0.76

On March 30, 2008, the last reported per share sale price for the Common Shares on the OTC Bulletin Board was $0.47 (USD).

Since December 2000, the Common Shares have been listed and traded on the TSX Venture Exchange. The Common Shares are currently listed and trade on Tier 2 of the TSX Venture Exchange under the symbol “SLX.” The following table sets forth the high and low per share sale price expressed in Canadian Dollars for the Common Shares as reported by the TSX Venture Exchange.

		($) (Cdn.)
		High	Low

2007	First Quarter	0.75	0.73
	Second Quarter	0.80	0.63
	Third Quarter	0.65	0.47
	Fourth Quarter	0.54	0.40
2006	First Quarter	1.60	1.00
	Second Quarter	1.20	0.86
	Third Quarter	1.00	0.86
	Fourth Quarter	1.38	0.75
2005	First Quarter	2.45	1.80
	Second Quarter	2.00	1.35
	Third Quarter	1.50	1.20
	Fourth Quarter	1.20	0.85

Holders

As at January 1, 2008, there were 27 holders of record of the Common Shares.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2007 with respect to Common Shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 10 – Executive Compensation.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rightsin Canadian Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	355,000	1.09	1,699,452

Equity compensation plans not approved by security holders	—	—	—

Total	355,000	1.09	1,699,452

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2007, neither Stellar nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any Common Shares.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Recent Accounting Pronouncements

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

(i)

SFAS No. 157.   In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures." (SFAS No. 157),   SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements.

(ii)

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits companies to choose to ensure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that the SFAS No. 159 will have on its financial statements.

(iii)

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 160 will have on its financial statements.

(iv)

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

(v)

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 141(R) will have on its financial statements.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (in Canadian Dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS

This document was prepared on March 30, 2008 and should be read in conjunction with the December 31, 2007 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest 100th dollar.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment.  Our discussion and analysis of our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").  The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates.  Our critical accounting policies include:

Revenue Recognition.

Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition of Financial Statements" and EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Accordingly, license fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestone and provided that collectibility is reasonably assured.   Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collection is reasonably assured.  The Company has a "No Return" policy on the sale of its goods.

Share-Based Compensation

Share based compensation is estimated at the date of grant based on the fair value of the award and is recognized as an expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock based awards on the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.  The Company developed estimates based on historical data.  If factors change and different assumptions are employed in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.  A small change in the estimates used may have a relatively large change in the estimated valuation.  The Company uses the Black-Scholes pricing model to value stock option awards.

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

Stellar also has acquired the exclusive Canadian marketing and distribution rights for: Matritech’s, NMP22® BladderChek® ("BladderChek"), a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer.  Stellar began selling BladderChek in Canada in October 2004. BladderChek has had a small impact on sales for 2007, but is expected to play a larger part in the sales mix going forward as reimbursement issues are resolved.

On December 28, 2001, the Company entered into a license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), to grant the exclusive rights and license to use the methods and technical know-how for the purposes of manufacturing, marketing and selling Uracyst-S products in specified territories in Europe.  In consideration, the Company received a combination of non-recurring, non-refundable license fees and royalty payments.  In April 2007, the Company terminated its license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), which provided for the sale of Uracyst products in Europe. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination. The parties attended mediation in September 2007 in which an agreement was reached and a settlement made. Under the terms of the settlement the parties agreed that the license agreement will remain in full force and effect until March 31, 2008.  Further, Pohl-Boskamp agreed to pay Stellar the sum of €200,000 (Cdn$283,920), payable in two equal installments of €100,000 due on September 20, 2007 and December 31, 2007.  The Company has recorded the $283,920 in the following manner: 1) $210,220 as an offset for expenses incurred in regards to the termination and mediation processes which has been recorded as a reduction to selling, general and administration expense; 2) the remaining $73,700 has been recorded as Interest and other income.

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar’s products in Latin America and the Caribbean. Sales have been ongoing in the Dominion Republic and Bahamas, two of the smaller territories included in the territory, but progress has been slow in the major Latin American markets due to competitive pricing issues.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell BladderChek in the Canadian market.  In October 2004, Stellar commenced selling BladderChek in Canada.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. (“Triptibumis”) for Malaysia, Singapore and Brunei.  Triptibumis has obtained reasonable success in this small, competitive market.  New areas of the territory however, have been slow in receiving regulatory approval.  Although it can not be certain, it is expected that some of these territories should receive approval in the first half of 2008.  The term of this agreement has been extended until June 30, 2010.

In July 2005, the Company entered into a license agreement with Innogen Ilac for the sale of NeoVisc in Turkey. In August 2005, the Company entered into a distribution agreement with Technimed for the sale of NeoVisc in Lebanon and Jordan.  Although this is a small market, Technimed sales have increased by 120.6% in 2007 over sales in 2006.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  All product specifications have been approved by the Chinese regulatory body ("SFDA") and the final document submission was delivered to the SFDA in June 2007.  Although the Company anticipated this registration would have occurred in 2007, to-date such approval has not been granted. The Company is hopeful that final approval by SFDA will received in the first half of 2008.  Stellar also entered into a licensing agreement with Al-Mohab Co. for the sale of NeoVisc in Kuwait in November 2005 with a small order occurring in the early part of 2007.

In November 2005, the Company entered into a license agreement with Al-Mohab Trading & Contracting for the sale of NeoVisc in Kuwait.

In December 2005, the Company entered into a licensing agreement with Megapharm for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health; it still lacks approval on the reimbursement formulary. Sales for Uracyst in this market are expected to remain slow until reimbursement status is received.

In July 2006, a licensing agreement was signed with Bio-Technic Romania Srl ("Bio-Techinc") for NeoVisc in Romania. Since receiving approval for sale in late February 2007, Bio-Technic has consistently improved their product orders over each period.

In August 2006, the Company received its CE Mark for NeoVisc in Europe. As a result, NeoVisc is now approved for sale in the 27 member countries of the European Community plus a number of non-member countries.

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States.  In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States.  Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States.  Watson has commenced a Canadian-based, placebo controlled, pilot clinical study in IC patients, which is expected to end in early 2008. The results of this study will be utilized in designing the pivotal Phase III safety and efficacy trial, the data from which will be submitted to the United States Food and Drug Administration (FDA) in support of marketing approval.

In November of 2007, the Company signed a licensing agreement with Torrex Chiesi Pharma GmbH, based in Vienna, Austria for the distribution and sale of NeoVisc in Eastern Europe.  The territory covers a number of countries, including Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS FOR THE THREE AND TWELVE MONTH PERIODS ENDED DECEMBER 31, 2007

Total income from all sources for the year ended December 31, 2007 decreased by 44.3% to $2,460,300 compared to $4,420,600 in the same period during 2006.  When revenue for 2006, is adjusted for the one time licensing fee received from Watson of $2,539,900, the revenues for 2007 show a comparative increase of 30.8%. For the three month period ending December 31, 2007, total operating revenue from all sources (when adjusted for the one time licensing fee from Watson received in December 2006) was up 30.1%.

NeoVisc sales in the Canadian market were up for the three and twelve month periods ended December 31, 2007, 10.1% and 10.0%, respectively over the same periods for 2006. International sales for NeoVisc for the three and twelve month periods ended December 31, 2007, were up by 153.8% and 106.0% compared to  the same periods for 2006 as approvals and demand for NeoVisc has increased in international markets.

Uracyst sales have grown for the three and twelve month periods ended December 31, 2007, 4.5% and 15.8%, respectively, compared to the same periods of 2006, as Canadian urologist’s confidence in the product continues to build. The marginal growth for the quarter was impacted by the recruitment for the multicenter trial being conducted in Canada by Stellar’s United States licensee, Watson.

BladderChek sales continue to be hampered by reimbursement issues and sales volumes for the three and twelve month periods ending December 31, 2007 declined by 35.7% and 37.4% respectively compared to the same periods in 2006. Reimbursement issues and institutional financial constraints imposed by provincial governments. Marketing efforts focused on these issues are expected to reverse this trend in 2008.

Gross Profit and Cost of Products Sold

Cost of products sold is calculated exclusive of amortization of $93,600 (2006-$107,500), and other items of $20,100 (2006 - $36,500), which is a non-GAAP measure. When adjusted for the one time licensing fee received in 2006, gross profit for the twelve month period ending December 31, 2007 was up 32.7% to $1,821,600 compared to the same period in 2006 of $1,373,200. For the three month period ending December 31, 2007 the adjusted gross profit was up 36.6% to $554,100 compared to the same period in 2006 of $405,600. This improvement in gross profits was driven by the positive sales growth in domestic and international markets, and a continued improvement in Stellar’s cost of goods sold for the above period. Stellar’s cost of goods sold for the 12 month period ended December 31, 2007 was 25.6 % of sales compared to 32.0% of sales for the same period in 2006.

Write-down of Obsolete Inventory

The Company recorded $20,100 as obsolete inventory which was written down in the twelve month period ending December 31, 2007  compared to $7,300 write-down of obsolete inventory for the same period in 2006.

Research and Development

Stellar continues to invest in research which is essential to advancing the use of its products in Canada and in international markets. For the twelve month period ended December 31, 2007, the Company recorded $102,800 (2006 - $217,600) in research and development expenses before reductions of tax credits. Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit.  In prior years, the Company determined the collection of the tax credit was less than likely.  The expense recorded in 2007, was offset by provincial government tax credits of $158,000 from prior years, which the government has now assessed and approved.

During 2007, the Company continued its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production. In the last quarter of 2007, the Company also added a new packaging line to the Egerton Street facility to better accommodate packaging requirements for international markets. This work is expected to improve Stellar’s competitiveness in the global market.

In 2007, the Company continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although it can not be certain, it is expected that Dr. Hurst’s work will further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2007 was $2,090,500 compared to $2,332,500, for the same period in 2006. The total decrease of $242,000 includes a reduction of $81,100 in costs related to non-cash expenses for stock options issued to consultants and the directors, officers and employees of the Company which was reduced to $31,100 (2006 - $112,200) and a reduction of $233,700 ((2007 – nil) (2006 - $233,700)) for consulting fees related to the Watson license agreement. This decrease was offset by an increase of costs to selling, general and administrative expenses of $82,800. During the year ended December 31, 2007, the Company paid fees to its board of directors totaling $41,000 (2006 - $42,000), respectively.

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for Stellar’s markets and developing additional products.

Interest and Other Income

Interest and other income during the three and twelve month periods ended December 31, 2007 was $41,400 and $213,000 (2006 - $15,400 and $42,900), respectively. These amounts include interest received on short-term investments for both 2007 and 2006. Cash will be maintained in liquid investments. Other income is comprised of the difference in the value of funds received for Pohl Boskamp related to the settlement agreement of $283,900, less $210,200 expenses incurred in regards to the termination and mediation processes, with the remaining $73,700 in funds recorded as other income.  Expenses related to the settlement of this agreement where recorded as a reduction of selling, general and administrative expenses.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income Loss	Earnings (loss) per share
December 31, 2007	$657,700	$67,200	$0.00
September 30, 2007	615,400	135,400	0.01
June 30, 2007	554,500	(88,600)	(0.00)
March 31, 2007	419,700	(261,400)	(0.01)
December 31, 2006*	3,061,600	2,120,300	0.09
September 30, 2006	429,900	(278,800)	(0.01)
June 30, 2006	440,300	(232,300)	(0.01)
March 31, 2006	445,900	(354,000)	(0.02)

* Includes one-time license fee income of Cdn$2.5 million

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following amounts can be found under the heading “Results of Operations for the Three and Twelve Month Periods Ended December 31, 2007”.

Income Statement for the year ended	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Total revenue	$2,247,300	$4,377,700	$1,942,300
Cost of goods sold	405,500	419,700	450,600
Other product costs / write-down	(20,200)	36,500	159,400
Expenses	2,182,100	2,709,200	3,172,500
Net income (loss)	(147,400)	1,255,300	(1,740,500)
- basic	(0.01)	0.05	(0.08)
- diluted	n/a(1)	0.05	n/a(1)

Notes: (1) The diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Cash and cash equivalents	$3,211,100	$3,515,200	$2,108,800
Total assets	4,890,200	4,948,400	3,713,500
Total liabilities	417,400	362,700	653,800
Cash dividend declared per share	-	-	-
Shareholders’ equity
- capital stock	8,303,000	8,299,600	8,100,200
- paid in capital	746,400	715,300	643,900
- deficit	(4,576,600)	(4,429,200)	(5,684,400)
Total liabilities and shareholders equity	4,890,200	4,948,400	3,713,500

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,211,100 at December 31, 2007 as compared with $3,515,200 at December 31, 2006.

At December 31, 2007, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities. Accordingly, the Company continued to incur losses in 2007 and drew from its holdings of cash and cash equivalents. Although there can be no assurance, the Company does expect to move towards a profitable status in 2008, thereby funding its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

Contributing to this decrease in cash was:

•

Capital expenditures of $79,000 related to the setup of the packaging facility and manufacturing equipment

•

Capital expenditures of $26,000 related to building structure repairs

•

Capital expenditures of $9,400 related to new computer systems

•

Capital expenditures of $7,100 related to patent filings

•

Research and development costs of  $102,800 (non-exclusive of tax credits)

•

Funds issued related to the loan receivable of $17,000

The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financing for companies such as Stellar is challenging and there can be no assurance that additional funding will become available by way of equity financing. Any additional equity financing may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including technology licensing, co-development collaborations, and other strategic alliances. Such funding, if obtained, may reduce the Company’s interest in its projects or products. Regardless, there can be no assurance that any alternative sources of funding will be available to the Company.

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

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the year ended December 31, 2007, the Company issued 3,500 Common Shares to consultants for services provided in 2006.  As of the date of this report, the Company has 23,822,540 Common Shares issued and outstanding.

As of the date of this report, the Company had 355,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During 2007, the Company had one significant customer, a national wholesaler, which represented 36.0% of sales, in comparison to 36.0% in the same period for 2006.

OUTLOOK

As at March 25, 2008, the Company is debt free and had working capital of $3,042,385. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

As at the end of 2007, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s annual filings and interim filings and other reports filed or submitted under the United States and Canadian securities laws is recorded, processed, summarized and reported within the time periods specified by those laws and that material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.

Item 7.

Financial Statements.

The financial statements of the Company for 2007 (the Company’s 2006 financial statements were audited by Mintz & Partners, LLP Chartered Accountants), including the notes thereto, together with the report thereon of Deloitte & Touche, LLP Chartered Accountants are attached to the end of this annual report and are hereby incorporated herein by reference.

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

Item 8B.

Other Information.

Not applicable.

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar as of the date of this report.

Name	Age	Positions

Peter Riehl	62	Director, President and Chief Executive Officer
Arnold Tenney	65	Chairman of the Board and Financial Advisor
John J. Kime	65	Director
Robert H. Kayser	65	Director
John M. Gregory	55	Director
Janice M. Clarke	47	Chief Financial Officer

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

John J. Kime, Director. John J. Kime has been a Director of the company since December 2000. Mr. Kime is the President and CEO of iBD Advisors Inc., a privately owned Canadian company providing guidance to Canadian and international companies on site location needs and business considerations connected with their plans to locate and expand in North America. Prior to assuming his responsibilities at iBD Advisors, Mr. Kime was the President and CEO of the London Economic Development Corporation a public/private partnership with responsibility for providing economic development services to the city of London, Ontario, Canada. From 1991 to 1998, Mr. Kime served as Director of International Development for Big ‘O’ Inc., a company engaged in the development of manufacturing technologies used in the control and containment of water, chemicals and other substances. Mr. Kime has a BA from The University of Western Ontario, and is a Chartered Accountant.

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

Compensation Committee

The Compensation Committee consists of Messrs. Kime and Tenney, and is responsible for evaluating, reviewing and supervising the procedures of the Company with regard to human resources; assessing the performance of the officers of the Company; reviewing annually the remuneration of the officers; and recommending to the Board of Directors general remuneration policies regarding salaries, bonuses and other forms of remuneration for the directors and executive officers of the Company.

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

The Company believes that all of its officers and directors have filed reports required by Section 16 (a) of the Exchange Act during 2007.

Code of Ethics

The Company has not adopted a code of ethics in light of its limited number of executive officers.

Item 10.

Executive Compensation.

Summary Compensation Table

The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

The following table sets forth all compensation earned during each of the three years included in the period ended December 31, 2007 by the Chief Executive Officer of Stellar, such individual being the only executive officer of Stellar whose total annual salary, bonus and other annual compensation exceeded $100,000 (USD).

		Annual Compensation ($)(Cdn.)			Long Term Compensation
Name of Principal and Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options (#)

Peter Riehl	2007	175,000	—	—	—
President & Chief	2006	175,000	—	—	—
Executive Officer	2005	175,000	—	—	70,000

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

As at the date of this report the number of Common Shares which remain available for issuance under the Plan is 1,054,452 of which 1,699,452 Common Shares remain available for option grants.

The Plan has been approved by the Company’s shareholders.

Option Grants in Last Fiscal Year

There were no options to purchase Common Shares granted to Mr. Riehl during the fiscal year ended December 31, 2007 (2006 – 0).

Compensation of Directors

In 2007, the directors of the Company were entitled to receive cash compensation for serving in such capacity. The director acting as Chairman of the Board receives $10,000 annually. All other directors receive $6,000 annually. In addition, members of the Audit Committee receive $4,000 annually and members of the Compensation Committee receive $1,000 annually. Board members are eligible to participate in the Plan.

No options to purchase Common Shares were granted to the directors and officers under the Option Plan in 2007.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of options by Mr. Riehl during the year ended December 31, 2007.

	Securities Acquired on Exercise (#)	Value Realized ($) (Cdn.)	Unexercised Options at December 31, 2007 (#)	Value of Unexercised In-the-Money Options at December 31, 2007 ($) (Cdn.)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Peter Riehl	—	—	70,000	$0 / - $0 -

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

Directors’ and Officers’ Liability Insurance

The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers. The annual premium payable by the Company in respect of such insurance is $26,460 for 2007 compared to $30,780 in 2006. The total amount of insurance purchased for the directors and officers as a group in 2007 and 2006 is $2,000,000. The directors and officers are not required to pay any premium in respect of the insurance. The insurance policy does not contain deductibility provisions.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 30, 2008, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Chief Executive Officer and (B) all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Shares	Peter Riehl 14 Exmoor Pl. London, Ontario Canada N5X 3W2	3,544,741	(1)	14.9%
Common Shares	Arnold Tenney 31 Maple Avenue Toronto, Ontario Canada M4W 2T8	954,200	(2)	4.0%
Common Shares	Robert H. Kayser 156 McGarrel Drive London, Ontario Canada N6G 5E7	50,000	(3)	0.2%
Common Shares	John Kime 136 Hunt Club Drive London, Ontario Canada N6H 3Y7	175,000	(4)	0.7%
Common Shares	Janice Clarke 8664 Parkhouse Drive Mt. Brydges, Ontario Canada N0L 1W0	82,222	(5)	0.4%
Common Shares	John Gregory 340 Edgemont Ave Suite 500 Bristol, Tennessee U.S.A 37620	5,188,794	(6)	21.8%
Common Shares	All directors and executive officers (6 individuals)	5,281,086	(7)	42.2%

———————

(1)

Includes (i) 1,690,714 Common Shares owned by Mr. Riehl’s wife and (ii) currently exercisable options 70,000 Common Shares granted under the Plan - See “Item 10. Executive Compensation. – Stock Option Plan.” Peter Riehl, and his spouse entered into an agreement with SJ Strategic Investments, LLC ("SJ") to which they have granted rights of first refusal to SJ in respect of the sale of securities in Stellar owned by them.

(2)

Includes (i) 672,700 Common Shares owned by LMT Financial Inc, a company beneficially owned by Mr. Tenney and his spouse; (ii) 126,500 Common Shares owned by Arnmart Investments Limited, a company in which Mr. Tenney holds and equity interest; (iii) 85,000 Common Shares owned by Mr. Tenney’s spouse; (iv) currently exercisable options on 70,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan,”

(3)

Includes (i) currently exercisable options on 50,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan,”

(4)

Includes (i) currently exercisable options on 50,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan,”

(5)

Includes (i) 10,000 Common Shares owned by Ms. Clarke’s spouse and (ii)currently exercisable options on 10,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan.”

(6)

Shares are directly owned by SJ Strategic Investments, LLC, with John M. Gregory as the managing member deemed to have sole voting and dispositive power over the shares. Joan P. Gregory, Susan Gregory and James M. Gregory are deemed to be indirect beneficial owners of shares due to their financial interest in SJ. SJ has ther right of first refusal over shares owned by Peter Riehl and his spouse. See 12 (1) above.

(7)

Includes currently exercisable options on 250,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan”.

Item 12.

Certain Relationships and Related Transactions.

In January 2006, Stellar entered into a consulting agreement with LMT Financial Inc., a company beneficially owned by a director and his spouse. This consulting agreement was extended for 2007. Mr. Tenney currently serves as Chairman of the Board of Stellar. In consideration for services provided under this agreement, LMT Financial Inc. earned a fee of $72,000 (Cdn.) in 2007. This fee was satisfied in full through 12 monthly payments of $6,000 during 2007.

Item 13.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit No.	Description of Exhibit	Sequential Page Number

2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
10.1	United States Patent No. 6,083,933	*
10.2	Canadian Patent No. 2,269,260	*
10.3	License Agreement dated December 21, 2001 between the Company and G. Pohl-Boskamp GmbH & Co.	*
10.4	Consulting agreement dated February 21, 2001 between the Company and LMT Financial Inc.	*
10.5	Contract Services Agreement Inc. dated October 10, 2003 between the Company and Dalton Chemical Laboratories Inc.	**
10.6	Amended Agreement dated January 1, 2004 between the Company and LMT Financial Inc.	***
10.7	NeoVisc Licence and Supply Agreements dated March 24, 2004 between the Company and SJ Pharmaceuticals Inc.	***
10.8	Uracyst Licence and Supply Agreements dated March 24, 2004 the Company and SJ Pharmaceuticals Inc	***
10.9	Amending Consulting Agreement dated December 10, 2004 between the Company & LMT Financial Inc.	***
10.10	Option Plan	***
10.11	Amendment to Option Plan – 2001	***
10.12	Amendment to Option Plan – 2004	***
10.13	Amendment to Option Plan – 2005	***
10.14	Uracyst Licence and Supply Agreements dated December 13, 2006 the Company and Watson Pharma, Inc.	*****
31.1	Certification of Chief Executive Officer	****
31.2	Certification of Chief Financial Officer	****
32.1	Certification of Chief Executive Officer	****
32.2	Certification of Chief Financial Officer	****

———————

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

***

Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated January 13, 2006

****

Filed as an exhibit Company’s 2006 Annual Report Form 10-KSB dated March 30, 2007.

*****

Filed on December 28, 2006 on Form 8-K

(b)

Reports on Form 8-K

Filed May 15, 2007 – 1st Qtr 2007 Financial Results

Filed August 14, 2007 – 2nd Qtr 2007 Financial Results

Filed November 14, 2007 – 3rd Qtr 2007 Financial Results

Item 14.

Principal Accountant Fees and Services.

Fees for Services Provided by Independent Auditors

Fees for all services provided by the Company’s independent auditors, for 2007 and 2006 were as follows:

Audit Fees.

Fees for services for fiscal years 2007 related to the annual financial statement audits and reviews of quarterly financial statements filed in the reports on Form 10-QSB and statutory audits were approximately $105,230, compared to $93,550 in 2006.

Audit-Related Fees.

In 2007, the Company did not have any expenses in regards to other audit related fees. In 2006, the company paid Kraft, Berger, Grill, Swartz & Cohen LLP approximately $2,910 for tax advice services.

Tax Fees.

Collins Barrows, accounting firm in London, Ontario (a company previously affiliated with Mintz & Partners, LLP) will be filing the Company’s taxes for 2006, it is estimated that fees related to the 2007 and 2006 tax filings will be approximately $3,500 for each year filed. In addition, Collins Barrows provided services with regards to employee benefit issues and research & development credits, such fees for 2007 were $13,249 compared to $1,250 in 2006.

All Other Fees.

The Company generally does not engage its auditors for "other" services.

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

The Audit Committee of the board has recommended that Deloitte & Touche, LLP be appointed as the company’s independent auditors for the fiscal year ending December 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	Stellar Pharmaceuticals Inc.

	By:	/s/ ARNOLD TENNEY
Name: Arnold Tenney
Title: Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ ARNOLD TENNEY
Name: Arnold Tenney
Title: Chairman of the Board

Date: March 31, 2008	By:	/s/ PETER RIEHL
Name: Peter Riehl
Title: Chief Executive Officer

Date: March 31, 2008	By:	/s/ ROBERT H. KAYSER
Name: Robert H. Kayser
Title: Secretary and Director

Date: March 31, 2008	By:	/s/ JOHN J. KIME
Name: John J. Kime
Title: Director

Date: March 31, 2008	By:	/s/ JOHN M. GREGORY
Name: John M. Gregory
Title: Director

Date: March 31, 2008	By:	/s/ JANICE M. CLARKE
Name: Janice M. Clarke
Title: Chief Financial Officer

STELLAR PHARMACEUTICALS INC.

FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

STELLAR PHARMACEUTICALS INC.

DECEMBER 31, 2007

(Expressed in Canadian dollars)

Deloitte

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of

Stellar Pharmaceuticals Inc.

We have audited the accompanying balance sheet of Stellar Pharmaceuticals Inc. (the “Company”) as at December 31, 2007, and the related statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements, present fairly, in all material respects, the financial position of the Company as at December 31, 2007, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The financial statements as at December 31, 2006 and for the year then ended were audited by Mintz & Partners LLP who expressed an opinion without reservation on those statements in their report dated March 26, 2007.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Toronto, Canada

March 30, 2008

STELLAR PHARMACEUTICALS INC.

BALANCE SHEETS

(Expressed in Canadian dollars)

December 31

ASSETS		2007	2006
CURRENT
Cash and cash equivalents (Note 3)		$3,211,126	$3,515,193
Accounts receivable, net of allowance $nil (2006 - $nil)		272,341	199,704
Inventories (Note 4)		305,040	274,597
Taxes recoverable		164,714	-
Prepaids, deposits and sundry receivables (Note 5)		44,066	55,407
		3,997,287	4,044,901
PROPERTY, PLANT AND EQUIPMENT (Note 6)		822,692	853,818
OTHER ASSETS (Note 7)		55,430	49,691
LOAN RECEIVABLE (Note 8)		14,822	-
		$4,890,231	$4,948,410
LIABILITIES
CURRENT
Accounts payable		$214,442	$226,026
Accrued liabilities		192,364	135,198
Deferred revenues		10,573	1,500
		417,379	362,724
CONTINGENCIES AND COMMITMENTS (Note 15)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited	Non-voting, convertible redeemable and retractable
	preferred shares with no par value
Unlimited	Common shares with no par value

ISSUED (Note 9)
23,822,540	Common shares (2006 – 23,819,040)	8,303,054	8,299,554
	Paid-in capital options - outstanding	123,002	513,990
	- expired	623,417	201,322
		9,049,473	9,014,866
DEFICIT		(4,576,621)	(4,429,180)
		4,472,852	4,585,686
		$4,890,231	$4,948,410

See accompanying notes to financial statements.

Approved on behalf of the Board:
/s/ Peter Riehl /s/Arnold Tenney
Director Director

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Number of		Paid in Capital
	Common	Common	Options	Options
	Shares	Shares	Outstanding	Expired	Deficit
	#	$	$	$	$
BALANCE,
January 1, 2006	23,470,190	8,100,253	545,025	98,913	(5,684,405)
Shares issued for services	2,500	2,275	-	-	-
Options issued to consultants	-	-	34,534	-	-
Options exercised	346,350	197,026	(40,863)	-	-
Options issued to employees	-	-	77,703	-	-
Employees options expired	-	-	(6,561)	6,561	-
Consultants options expired	-	-	(95,848)	95,848	-
Net income for the year	-	-	-	-	1,255,225
BALANCE,
December 31, 2006	23,819,040	8,299,554	513,990	201,322	(4,429,180)
Shares issued for services	3,500	3,500	-	-	-
Options issued to employees	-	-	31,107	-	-
Employees options expired	-	-	(253,419)	253,419	-
Consultants options expired	-	-	(168,676)	168,676	-
Net loss for the year	-	-	-	-	(147,441)
BALANCE,
December 31, 2007	23,822,540	8,303,054	123,002	623,417	(4,576,621)

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

	2007	2006
PRODUCT SALES (Note 10)	$1,664,595	$1,427,264
COST OF PRODUCTS SOLD (excluding amortization of $93,634 (2006- $107,537) and other items shown below of $20,145 (2006 - $30,496))	405,512	419,652
MARGIN ON PRODUCTS SOLD	1,259,083	1,007,612
ROYALTIES & LICENSING REVENUE (Note 10)	582,670	2,950,433
WRITE-DOWN OF OBSOLETE INVENTORY	(20,145)	(7,291)
OTHER PRODUCT COST (Note 11)	-	(29,205)
GROSS PROFIT	1,821,608	3,921,549
EXPENSES
Selling, general and administrative (Note 16)	2,090,517	2,332,452
Research and development (Note 2 (l))	(55,268)	217,607
Amortization	146,847	159,117
	2,182,096	2,709,176
INCOME (LOSS) FROM OPERATIONS	(360,488)	1,212,373
INTEREST AND OTHER INCOME (Note 15(b))	213,047	42,852
NET INCOME (LOSS) BEFORE INCOME TAXES	(147,441)	1,255,225
INCOME TAXES (Note 12)	-	-
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(147,441)	$1,255,225
EARNINGS (LOSS) PER SHARE (Note 13) - Basic	$(0.01)	$0.05
- Diluted	$-	$0.05
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic	23,821,562	23,575,479
- Diluted	23,821,562	23,634,070

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(147,441)	$1,255,225
Items not affecting cash
Amortization	146,847	159,117
Unrealized foreign exchange (gain) loss	849	-
Issuance of equity instruments for services rendered	34,607	114,512
Change in non-cash operating assets and liabilities (Note 14)	(202,643)	(222,139)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(167,781)	1,306,715

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(114,369)	(51,581)
Increase in other assets	(7,095)	(4,859)
Loan receivable	(14,822)	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(136,286)	(56,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	156,163
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	156,163
EFFECT OF EXCHANGE RATES ON CASH HELD IN FOREIGN CURRENCY	(16,575)	91
CHANGE IN CASH AND CASH EQUIVALENTS	(287,492)	1,406,347
CASH AND CASH EQUIVALENTS, beginning of year	3,515,193	2,108,755
CASH AND CASH EQUIVALENTS, end of year	$3,211,126	$3,515,193

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

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

(a)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original maturity of three months or less at the date of purchase or are otherwise highly liquid.  Cash and cash equivalents are held with two major financial institutions located in Canada and one financial institution located in Dublin, Ireland.

(b)

ACCOUNTS RECEIVABLE

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

(c)

REVENUE RECOGNITION

Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition of Financial Statements" and EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably.  License fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestones and provided that collectibility is reasonably assured and other revenue recognition criteria are met.   Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collection is reasonably assured.  The Company has a "No Return" policy on the sale of its goods.

Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met, including whether the delivered element has stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. Non-refundable up-front fees for the transfer of methods and technical know-how, not requiring the Company to perform additional research or development activities or other significant future performance obligations, are recognized at the time the agreement is executed.  Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no future obligation, the amount of the royalty fee is determinable and collection is reasonably assured.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

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

Asset Classification	Useful Life
Building	20 years
Computer and office equipment	5 years
Manufacturing equipment	5 years
Warehouse equipment	10 years

(f)

OTHER ASSETS

Amortization of other assets is being provided for on a straight-line basis as noted below:

Asset Classification	Useful Life
Patents	17 years

Patents represent capitalized legal costs incurred in connection with applications for patents.  For patents and applications that are abandoned, the company charges the remaining net book value to expenses.

(g)

USE OF ESTIMATES

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at December 31, 2007 and 2006, and the revenue and expenses recorded for the years then ended.   On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets.  The Company basis its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.  Actual results could defer from those estimates.  As adjustments become necessary, they are reported in earnings in the period in which they become known.

(h)

DEFERRED INCOME TAXES

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax results on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company records net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event a determination was made that the Company would be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would be made, which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation ("FIN") No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal periods beginning after December 15, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 with no material impact to our financial statements.

 (i)

STOCK-BASED COMPENSATION

The Company uses fair value based method of accounting for all its stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123(R).  The estimated fair value of the options that are ultimately expected to vest based on performance related conditions, as well as the options that are expected to vest based on future service, is recorded over the option’s vesting period and charged to stock-based compensation.  In determining the amount of options that are expected to vest, the Company takes into account, voluntary termination behaviour, as well as, trends of actual option forfeitures.    Total compensation cost under SFAS No. 123(R) for the stock plans for the years ended December 31, 2007 and 2006 was $31,107 and $112,237, respectively.

(j)

FOREIGN CURRENCY TRANSACTIONS

Foreign currency transactions are recorded using the average monthly rate, which is a proxy for the exchange rate in effect on the date of the transactions.

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

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The approved refundable portion of the tax credits are netted against the related expenses.  Non refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes.  Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it.  The Company has recorded an offset of $158,022 to research and development for prior years tax credits, which has now been assessed and approved.

(m)

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and requires restatement of all previously reported information for comparative purposes.

(n)

EARNINGS (LOSS) PER SHARE

SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares that would then share in the earnings.

Basic earnings (loss) per share are computed based on the weighted average number of member shares outstanding each year. Stock options and warrants are not considered in the calculation, as the impact of the potential dilution (355,000 shares at December 31, 2007, and 1,010,000 shares at December 31, 2006) would be a decrease to the basic loss per share. Therefore, diluted loss per share is not presented when the effect is anti-dilutive.

(o)

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

In September 2006, the FASB issued SFAS No. 157, " Fair Value Measures" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements.

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

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 141(R) will have on its financial statements.

3.

CASH AND CASH EQUIVALENTS

Consists of -	December 31,
	2007	2006
Cash	$579,906	$659,880
Short-term investments	2,631,220	2,855,313
	$3,211,126	$3,515,193

 4.

INVENTORIES

Consists of -	December 31,
	2007	2006
Raw material	$111,752	$85,262
Finished goods	17,652	64,088
Packaging materials	39,356	46,386
Work in process	136,280	78,861
	$305,040	$274,597

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

5.

PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

Consists of -	December 31,
	2007	2006
Prepaid operating expenses	$18,425	$31,686
Deposit on manufactured goods	14,065	17,000
Interest receivable on investments	11,576	6,721
	$44,066	$55,407

6.

PROPERTY, PLANT AND EQUIPMENT

Consists of -	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	586,954	86,757	500,197
Office equipment	40,495	33,115	7,380
Manufacturing equipment	620,826	469,060	151,766
Warehouse equipment	27,608	1,216	26,392
Computer equipment	116,735	69,778	46,957
	$1,482,618	$659,926	$822,692

Consists of -	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	560,927	58,285	502,642
Office equipment	39,394	29,485	9,909
Manufacturing equipment	569,474	375,426	194,048
Computer equipment	108,454	51,235	57,219
	$1,368,249	$514,431	$853,818

7.

OTHER ASSETS

Consists of -	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$60,961	$5,531	$55,430

Consists of -	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$53,866	$4,175	$49,691

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

8.

LOAN RECEIVABLE

During the year ended December 31, 2007 the Company received a subordinated convertible promissory note and a common share purchase warrant to purchase 15,000 shares from an unrelated corporation, in the amount of US$15,000 (Cdn$14,822).  The note matures in 2 years and bears interest at a rate per annum of 6%.  The warrant entitles the Company to acquire 15,000 common shares of the unrelated corporation anytime on or before July 15, 2016 at $0.001 per common share.  During 2007, the Company converted its warrants to common shares for US$15.00, the common share price was US$0.001 at the time of exercise.  The Company used the fair value basis to calculate the value of the asset and allocated the entire US$15,000 to the promissory note.  The change in the value recorded was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar.

9.

CAPITAL STOCK

(a)

Common Shares

Authorized: An unlimited number of Common Shares, with no par value.

	# of Shares	$ Amount
Balance, January 1, 2006	23,470,190	$8,100,253
Issued for consulting services rendered in 2005	2,500	2,275
Issued for cash consideration	346,350	197,026
Balance, December 31, 2006	23,819,040	8,299,554
Issued for consulting services rendered in 2006	3,500	3,500
Balance, December 31, 2007	23,822,540	$8,303,054

(b)

Shares to be Issued

During 2007, 3,500 (2006 – 2,500) Common Shares were issued to satisfy in full, a debt for consulting services which were rendered and expensed in 2006 with a value of $3,500 (2006 - $2,275). Subsequent to the year ended 2007, there were no Common Shares outstanding to be issued.

(c)

Paid-in Capital Options – Outstanding

The activities in the paid-in capital options are as follows:	Amount
Balance, January 1, 2006	$545,025
Expense recognized for options to consultants	34,534
Options exercised	(40,863)
Expense recognized for options issued to employees/ directors	77,703
Options issued to employees expired	(6,561)
Options issued to consultants expired	(95,848)
Balance, December 31, 2006	513,990
Expense recognized for options issued to employees/ directors	31,107
Options issued to employees expired	(253,419)
Options issued to consultants expired	(168,676)
Balance, December 31, 2007	$123,002

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

9.

CAPITAL STOCK (continued)

(d)

Paid in Capital Options – Expired

Amount
Balance, January 1, 2006	$98,913
Options issued to employees expired	95,848
Options issued to consultants expired	6,561
Balance, December 31, 2006	201,322
Options issued to employees expired	168,676
Options issued to consultants expired	253,419
Balance, December 31, 2007	$623,417

(e)

Stock Options

Under the terms of the Company's stock option plan ("Plan"), the Company is authorized to grant directors, officers, employees and others options to purchase Common Shares at prices based on the market price of shares as determined on the date of grant.  On December 31, 2007, the maximum number of Common Shares that may be issued under the Plan was 4,629,452 (2006 - 4,629,452).

Stock options become exercisable at dates determined by the Board or the Compensation Committee of the Board, with the term of an option not to exceed five years from the date of the grant of the option.

During the year ended December 31, 2007, the Company recorded a total of $31,107 (2006 - $112,237) as an expense for options issued to directors, officers, employees and consultants.  Included in this number were 140,000 options to purchase Common Shares (2006 – no options) which were issued by the Company to its employees, for services rendered in 2007.  The Company recorded $27,186 (2006 - $77,703) as selling, general and administrative expense related to these options. In addition, during the year, the Company recorded an expense of $3,921 (2006 - $$50,151) related to 110,000 options granted to employees in 2005 which fully vested in 2007.  In 2007, the Company did not recognize any expenses related to options issued to consultants (2006 - $34,534). The total number of options outstanding as at December 31, 2007 was 355,000 (2006 – 1,010,000).

The fair value of options granted in 2007 was estimated as $0.69 at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.66%
Expected life	3 years
Expected volatility	89.9%
Dividend yield	0%

The Company’s computation of expected volatility for the year ended December 31, 2007 and 2006 is based on the Company’s market close price for the 30 systematic observations over the period equal to the expected life of the options. The Company’s computation of expected life is calculated using the simplified method. The Company’s dividend yield is 0.0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian treasury bond rate for the period equal to the expected term.

On June 29, 2005, pursuant to resolutions by the Board of Directors and shareholders, the Company increased the number of options in the plan to 4,629,452 from 4,157,841.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

9.

CAPITAL STOCK (continued)

The following table presents information relating to stock options outstanding and exercisable at December 31, 2007.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.69 to $.090	115,000	2.5 years	$0.69	38,333	$0.69
$0.91 to $1.50	120,000	1 years	0.91	120,000	0.91
$1.51 to $1.70	120,000	.36 years	1.66	120,000	1.66
	355,000	1.27 years	$1.09	278,333	$1.14

The following table presents information relating to stock options outstanding and exercisable at December 31, 2006.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.91 to $1.99	395,000	1.5 years	$1.19	342,500	$1.23
$2.00 to $2.05	245,000	.24 years	2.02	245,000	2.02
$2.08 to $3.52	370,000	.28 years	2.41	370,000	2.41
	1,010,000	.75 years	$1.84	957,500	$1.89

The activities in options outstanding are as noted below:

	Options	Weighted Average Exercise Price
Balance, January 1, 2006	1,540,000	$1.56
Cancelled	(5,000)	.69
Exercised	(346,350)	0.45
Forfeited	(178,650)	2.14

Balance, December 31, 2006	1,010,000	1.84
Granted	140,000.69
Cancelled	(25,000)	.69
Forfeited	(770,000)	1.99

Balance, December 31, 2007	355,000	$1.09

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against compensation expense.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

 (Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

9.

CAPITAL STOCK (continued)

The weighted average fair value of options granted during the year ended December 31, 2007 was estimated to be $0.69.  There were no options granted during the year ended December 31, 2006.

A summary of the Company’s non-vested stock options as of December 31, 2007 and activity during the year is as follows:

	Options	Weighted Average Exercise Price
Non-vested at January 1, 2007	103,333	$.91
Granted	140,000.69
Vested	(141,667)	.69
Forfeited	(25,000)	.69
Non-vested at December 31, 2007	76,667	$.85

As at December 31, 2007 the number of unvested options expected to vest (including the impact of expected forfeitures as required under SFAS 123R) has been estimated at 62,943, with a weighted average contractual life of 1.5 years and exercise price of $0.69. The approximate value of total unrecognized compensation cost related to unvested stock options is $8,799 (2006 - $3,921).  All unvested options will fully vest in 2008 and will be recognized as an expense in 2008.

10.

REVENUES

Revenue for the year includes products sold in Canada and, international sales of products and raw materials sold at cost to the Company’s European licensee.  Revenue earned is as follows:

	December 31,
Products Sales	2007	2006
Domestic sales	$1,429,921	$1,314,641
International sales	224,429	106,343
Other revenue	10,245	6,280
Total Product Sales	$1,664,595	$1,427,264

	December 31,
Royalties and licensing revenue	2007	2006
Licensing fees	$47,413	$2,548,352
Royalty payments	535,257	402,081
Total royalties and licensing revenue	$582,670	$2,950,433

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Lebanon, Malaysia, Kuwait, Romania the United Arab Emirates and Turkey.  The continuing operations reflected in the statements of operations include Stellar’s activity in these markets.

11.

OTHER PRODUCT COST

In November of 2005, the Company experienced higher than anticipated reports of side effects with one of its products, NeoVisc and withdrew this batch from sale.  Subsequent to a second batch of the product released in early 2006, the Company decided to stop the sale of product from this batch.  The Company recorded $29,205 (2007 – nil) as other product cost in 2006.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

12.

INCOME TAXES

Rate reconciliation

A reconciliation of income tax expense (recovery) computed at the statutory income tax rate included in the statements of operations follows:

Income tax expense (recovery) is comprised of:	2007	2006
Income tax expense (recovery) at statutory rate at 36.12%	$(53,256)	$453,387
Adjusted for:
Benefits (expense) realized from loss carried forward	-	(498,220)
Valuation allowance	39,047	-
Non-deductible expenses	14,209	44,833
	$-	$-

Deferred tax assets and liabilities reflect losses carry-forward, the cumulative carry-forward pool of scientific research and experimental development ("SR&ED") expenditures and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their corresponding tax basis. Significant components of net deferred tax assets are listed below:

Components of deferred income tax assets and liabilities:

	2007	2006
Benefit of net operating losses carry-forward	$649,500	$835,900
Book values of property and equipment and intangible assets in excess of tax bases Benefit of SR&ED expenditures Non-refundable tax credits	(15,200) 527,600 326,000	(23,000) 517,100 319,500
Valuation allowance	(1,487,900)	(1,649,500)
	$-	$-

The valuation allowance was provided against the net deferred tax assets at December 31, 2007 and 2006, because the realization of the asset remains to be not determinable.

The Company has non-capital losses carry-forward for income tax purposes in the amount of $2,239,400 which may be applied against future years’ taxable income. The losses expire as follows:

2010	$189,300
2014	780,800
2015	1,177,300
2027	92,000
$2,239,400

Tax years 2004 through 2007 remain open to examination by the taxing jurisdictions to which we are subject. The 2005 tax year is pending financial examination by federal or provincial taxing authorities. The 2006 and 2007 tax ears are currently being prepared for filing.  The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The non-refundable portion of the tax credits as at December 31, 2007 was $325,900.  The non-refundable tax credit details are as follows:

2004	$148,700
2005	127,500
2006	43,200
2007	6,500
$325,900

The cumulative carry-forward pool of SR&ED expenditures applicable to future years, with no expiry date, is $1,819,300.

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, there was no material impact on the Company's financial statements.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

13.

EARNINGS (LOSS) PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the year are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share has not been calculated for 2007 as the Company was in a loss position and therefore the diluted earnings per share would be anti-diluted.

The following table sets forth the computation of earnings (loss) per share:

For the periods ended December 31	2007	2006
Net income (loss) per share available to common shareholders	$(147,441)	$1,255,225
Weighted average Common Shares outstanding	23,821,562	23,575,479
Diluted weighted average number of Common Shares outstanding	23,821,562	23,634,070
Basic earnings (loss) per share	$(0.01)	$0.05
Diluted earnings per share	$-	$0.05

14.

STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

For the periods ended December 31	2007	2006
Accounts receivable	$(72,150)	$(41,955)
Inventories	(30,443)	13,740
Prepaids, deposits and sundry receivables	11,341	97,107
Taxes recoverable	(164,714)	-
Accounts payable and accrued liabilities	44,250	(249,134)
Deferred revenues	9,073	(41,897)
	(202,643)	(222,139)

During the year there was no interest paid (2006 – nil).

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

15.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst®.   The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three-year period, declining to a 2% rate effective October 1, 2003 and this royalty will remain at 2% until the end of the agreement on September 30, 2008. The total royalty payments for the year ended December 31, 2007 were $5,324 (2006 - $4,549). These amounts have been recorded as royalty expense in selling, general and administrative.

In February 2002, the Company entered into a royalty agreement for products which were introduced to the Company by a consultant.  The agreement involves royalty payments, which were paid based on gross dollar sales.   The schedule for royalty payments is calculated on Skelite® sales as:

First $1,000,000 in sales – 3%

Second $1,000,000 in sales – 2%

All sales over $2,000,000 – 1% out to the 5th year.

The total royalty payments in 2007 were $38 which was based on sales under $1,000,000.  As of the end of July 2007 the Company no longer distributes this product, therefore no further royalty payments are expected to be recorded.

(b)

License Agreements

The Company has the following license agreements in place:

In November 2007, the Company entered into license and supply agreements with Torrex Chiesi Pharma GmbH ("Torrex Chiesi") to grant the exclusive rights and license to use the methods and technical know-how for the purposes of developing, marketing and selling NeoVisc in Eastern Europe.  The territory covers a number of countries, including Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States ("CIS").  As provided in the agreements, the Company received non-recurring, non-refundable license fees of which $47,413 was recognized as income in 2007.  The remaining amount of $2,587 will be recorded once the Company’s obligation as related to the license fee has been completed.  The term of this agreement will continue for a period of five years and will be renewable for an additional three years, unless earlier terminated by either party in accordance with the agreement.

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

The Company also entered into a license agreement with Megapharm for the sale of Uracyst in Israel in December 2005. While Uracyst has received regulatory approval from the ministry of health; it still lacks approval on the reimbursement formulary. Sales for Uracyst in this market are expected to remain slow until reimbursement status is received. This agreement is for a period of three years.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

15.

CONTINGENCIES AND COMMITMENTS (continued)

In November 2005, the Company entered into a license agreement with Al-Mohab Trading & Contracting for the sale of NeoVisc in Kuwait.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  All product specifications have been approved by the Chinese regulatory body ("SFDA") and the final document submission was delivered to the SFDA in June 2007.  Although the Company anticipated this registration would have occurred in 2007, to-date such approval has not been granted. The Company is hopeful that final approval by SFDA will received in the first half of 2008.

In August 2005, the Company entered into a distribution agreement with TECHNIMED for the sale of NeoVisc in Lebanon.  In July 2005, the Company entered into a license agreement with Innogen Ilac for the sale of NeoVisc in Turkey.  Each of these agreements is for a period of three years.

On June 30, 2004, the Company signed a NeoVisc® license agreement with Triptibumis Sdn. Bhd. ("Triptibumis") for Malaysia, Singapore and Brunei.  Triptibumis has obtained reasonable success in this small, competitive market.  New areas of the territory however, have been slow in receiving regulatory approval.  Although it can not be certain, it is expected that some of these territories should receive approval in the first half of 2008.  The term of this agreement has been extended until June 2010.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell BladderChek in the Canadian market.  In October 2004, Stellar commenced selling BladderChek in Canada.

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar’s products in Latin America and the Caribbean. Sales have been ongoing in the Dominion Republic and Bahamas, two of the smaller territories included in the territory, but progress has been slow in the major Latin American markets due to competitive pricing issues.

On December 28, 2001, the Company entered into a license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), to grant the exclusive rights and license to use the methods and technical know-how for the purposes of manufacturing, marketing and selling Uracyst-S products in specified territories in Europe.  In consideration, the Company received a combination of non-recurring, non-refundable license fees and royalty payments.  In April 2007, the Company terminated its license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), which provided for the sale of Uracyst products in Europe. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination. The parties attended mediation in September 2007 in which an agreement was reached and a settlement made. Under the terms of the settlement the parties agreed that the license agreement will remain in full force and effect until March 31, 2008.  Further, Pohl-Boskamp agreed to pay Stellar the sum of €200,000 (Cdn$283,920), payable in two equal installments of €100,000 due on September 20, 2007 and December 31, 2007.  The Company has recorded the $283,920 in the following manner:

1) $210,220 as an offset for expenses incurred in regards to the termination and mediation processes which has been recorded as a reduction to selling, general and administration expense;

2) the remaining $73,700 has been recorded as Interest and other income.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

15.

CONTINGENCIES AND COMMITMENTS (continued)

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

(d)

Manufacturing Agreement

On April 20, 2004, the Company signed a manufacturing agreement with Dalton Chemical Laboratories, Inc. in Toronto, Ontario, Canada, to manufacture Stellar’s NeoVisc® and Uracyst® products.  The agreement is for five years and may be renewed only by a written agreement between the parties.

(e)

Leases

The Company presently leases office and warehouse equipment under operating leases.  At December 31, 2007, the remaining future minimum lease payments under operating leases are $19,822 (2005 - $2,383).

The Company is obligated to make the following operating lease payments as of December 31, 2007:

	Total	2008	2009	2010	2011+
Operating lease obligations	$19,822	$5,096	$5,096	$4,447	$5,183

(f)

Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a major United States University.  This program is on Bladder Urothelial research in interstitial cystitis and will cost the Company US$235,923 for the period May 2005 to January 2008, to be paid over the term of the agreement. During the year, the Company has recorded $84,871 (2006 - $126,216) as research and development costs.

16.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided. Compensation under the agreement is $6,000 per month.  The Company has recorded $72,000 (2006 - $72,000) as selling, general and administrative costs.

17.

SIGNIFICANT CUSTOMERS

During the year, the Company had one customer that represented 36.0% of sales (2006 – 36.0%).

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

18.

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

As at December 31, 2007 the Company had two customers which made up 67.3% of the outstanding accounts receivable, in comparison to two customers which made up 78.0% at December 31, 2006.  The largest portion of the outstanding accounts receivable is in regards to royalty revenue owed at the end of the year, which was $151,834 or 55.8% (2006 – $128,075 or 64.1%) of this value.  Payment was received in full on February 12, 2008.

(c)

Currency Risk

The Company is subject to currency risk through its revenues earned and expenses incurred in United States dollars and Euro’s.  Unfavorable changes in the exchange rate may affect the operating results of the Company.  The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk.  However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks.  There were no forward exchange contracts outstanding at December 31, 2007 and 2006.

(d)

Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these items.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2007 AND 2006

19.

SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.  Currently, all of the Company’s assets are located in Canada, and all direct sales take place in Canada.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries including the United States of America.

The Company is engaged in the sale of three lines of product:

	2007	2006
NeoVisc	60.3%	26.0%
Uracyst	11.9%	5.2%
BladderChek	1.1%	0.9%
Other	26.7%	67.9%

20.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.