Form 10-Q
period 2008-03-31
STELLAR PHARMACEUTICALS INC
filed 2008-05-15
CIK 1159019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------
                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2008

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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

  THE NUMBER OF OUTSTANDING COMMON SHARES, NO PAR VALUE, OF THE REGISTRANT AT:

                           MARCH 31, 2008: 23,822,540

                          STELLAR PHARMACEUTICALS INC.

                     CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

                          STELLAR PHARMACEUTICALS INC.

                                 MARCH 31, 2008
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                    CONTENTS

CONDENSED INTERIM FINANCIAL STATEMENTS

                                                                            PAGE

    CONDENSED BALANCE SHEETS                                                  1

    CONDENSED INTERIM STATEMENTS OF OPERATIONS AND
      COMPREHENSIVE LOSS AND DEFICIT                                          2

    CONDENSED INTERIM STATEMENTS OF CASH FLOWS                                3

    NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS                       4 - 12

                          STELLAR PHARMACEUTICALS INC.

                            CONDENSED BALANCE SHEETS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                                                       AS AT             AS AT
                                                                                  MARCH 31, 2008   DECEMBER 31, 2007
                                                                                  --------------   -----------------
                                                                                    (Unaudited)        (Audited)
                                                       ASSETS
CURRENT
   Cash and cash equivalents (Note 2)                                             $    3,014,128      $ 3,211,126
   Accounts receivable, net of allowance $nil (2007 - $nil)                              298,455          272,341
   Inventories (Note 3)                                                                  328,280          305,040
   Taxes recoverable                                                                     164,714          164,714
   Prepaid, deposits and sundry receivables (Note 4)                                      50,743           44,066
                                                                                  --------------      -----------
                                                                                       3,856,320        3,997,287

PROPERTY, PLANT AND EQUIPMENT (Note 5)                                                   808,554          822,692
OTHER ASSETS (Note 6)                                                                     61,154           55,430
LOAN RECEIVABLE                                                                           14,822           14,822
                                                                                  --------------      -----------
                                                                                  $    4,740,850      $ 4,890,231
                                                                                  ==============      ===========

                                                     LIABILITIES
CURRENT
   Accounts payable                                                               $      230,649      $   214,442
   Accrued liabilities                                                                   122,102          192,364
   Deferred revenues                                                                       8,475           10,573
                                                                                  --------------      -----------
                                                                                         361,226          417,379
                                                                                  --------------      -----------

CONTINGENCIES AND COMMITMENTS (Note 11)

                                                  SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
   Unlimited    Non-voting, convertible, redeemable, and retractable preferred shares with no par value
   Unlimited    Common shares with no par value

ISSUED
   23,822,540   Common shares (2007 - 23,822,540)                                      8,303,054        8,303,054
                Additional paid-in capital- options - outstanding                        128,591          123,002
                                                    - expired                            623,417          623,417
                                                                                  --------------      -----------
                                                                                       9,055,062        9,049,473

DEFICIT                                                                               (4,675,438)      (4,576,621)
                                                                                  --------------      -----------
                                                                                       4,379,624        4,472,852
                                                                                  --------------      -----------
                                                                                  $    4,740,850      $ 4,890,231
                                                                                  ==============      ===========

See accompanying notes to financial statements.

APPROVED ON BEHALF OF THE BOARD:

          /s/ Peter Riehl                              /s/ Arnold Tenney
          --------------------------                 ---------------------------
              DIRECTOR                                  DIRECTOR

                          STELLAR PHARMACEUTICALS INC.

                   CONDENSED INTERIM STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS AND DEFICIT
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                                                          FOR THE THREE MONTH PERIOD
                                                                                 ENDED MARCH 31
                                                                              2008            2007
                                                                         -------------   -------------
PRODUCT SALES (Note 8)                                                   $     329,456   $     328,931
   COST OF PRODUCTS SOLD (excluding amortization of $17,216
(2007- $27,586) and other items shown below of $nil (2007 - $20,145))           80,111         103,132
                                                                         -------------   -------------
MARGIN ON PRODUCTS SOLD                                                        249,345         225,799

ROYALTY AND LICENSING REVENUES (Note 8)                                        197,956          90,765
WRITE-DOWN OF OBSOLETE INVENTORY                                                    --         (20,145)
                                                                         -------------   -------------
GROSS PROFIT                                                                   447,301         296,419
                                                                         -------------   -------------
EXPENSES
   Selling, general and administrative                                         490,991         512,784
   Research and development                                                     53,818          38,612
   Amortization                                                                 30,383          40,442
                                                                         -------------   -------------
                                                                               575,192         591,838
                                                                         -------------   -------------

LOSS FROM OPERATIONS                                                          (127,891)       (295,419)
INTEREST AND OTHER INCOME                                                       29,074          34,029
                                                                         -------------   -------------
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD                                 (98,817)       (261,390)
DEFICIT, beginning of period                                                (4,576,621)     (4,429,180)
                                                                         -------------   -------------
DEFICIT, end of period                                                   $  (4,675,438)  $  (4,690,570)
                                                                         =============   =============

LOSS PER SHARE (Note 9)                                                  $        0.00   $       (0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 9)                                          23,822,540      23,819,040
                                                                         =============   =============

See accompanying notes to financial statements.

                          STELLAR PHARMACEUTICALS INC.

                            STATEMENTS OF CASH FLOWS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                                                    FOR THE THREE MONTH PERIOD
                                                                          ENDED MARCH 31
                                                                        2008          2007
                                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $    (98,817)  $   (261,390)
   Items not affecting cash
     Amortization                                                         30,383         40,442
     Unrealized foreign exchange (gain) loss                             (13,150)         1,082
     Issuance of equity instruments for services rendered                  5,589          2,749
   Change in non-cash operating assets and liabilities (Note 10)        (112,184)      (128,326)
                                                                    ------------   ------------
CASH FLOWS USED IN OPERATING ACTIVITES                                  (188,179)      (345,443)
                                                                    ------------   ------------

CASH FLOWS INVESTING ACTIVITES
   Additions to property, plant and equipment                            (15,906)        (1,087)
   Increase in other assets                                               (6,063)            --
                                                                    ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITES                                   (21,969)        (1,087)
                                                                    ------------   ------------
EFFECT OF EXCHANGE RATES ON CASH HELD IN
   FOREIGN CURRENCY                                                       13,150         (1,082)
                                                                    ------------   ------------
CHANGE IN CASH AND CASH EQUIVALENTS                                     (196,998)      (347,612)
CASH AND CASH EQUIVALENTS, beginning of period                         3,211,126      3,515,193
                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                            $  3,014,128   $  3,167,581
                                                                    ============   ============

See accompanying notes to financial statements.

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

1.    BASIS OF PRESENTATION

      These condensed interim financial statements should be read in conjunction with the financial statements for Stellar Pharmaceuticals Inc. (the "Company") most recently completed fiscal year ended December 31, 2007. These financial statements do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America. These financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements for the year ended December 31, 2007.

      The unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at March 31, 2008 and December 31, 2007, and the results of its operations and cash flows for the three month periods ended March 31, 2008 and 2007.

      a) The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at March 31, 2008 and 2007, and the revenue and expenses recorded for the quarters then ended. On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

      b)    FAIR VALUE

            Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. SFAS 157 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

            The adoption of SFAS 157 did not have a material impact on the Company's shareholders' equity and net loss and comprehensive loss for the period.

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

            In February 2008, the FASB issued FSP SFAS 157-2 "Effective Date of FASB Statement No. 157" (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of this adoption on its shareholders' equity and net loss and comprehensive loss.

      c)    INVESTMENTS

            Effective January 1, 2008, the Company adopted FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Following the election of the fair value option for an eligible item, changes in the item's fair value in subsequent reporting periods must be recognized as earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

            Under the provisions of SFAS 159, the Company elected the fair value option for its short-term investment.

            The adoption of SFAS 159 did not have an impact on the Company's shareholders' equity and net loss and comprehensive loss.

2.    CASH AND CASH EQUIVALENTS

                                                   March 31,    December 31,
                                                     2008           2007
                                                  -----------   ------------
                                                  (Unaudited)    (Audited)
            Cash                                  $   377,767   $    579,906
            Short-term investments                  2,636,361      2,631,220
                                                  -----------   ------------
                                                  $ 3,014,128   $  3,211,126
                                                  ===========   ============

3.    INVENTORIES

                                                   March 31,    December 31,
                                                     2008          2007
                                                  -----------   ------------
                                                  (Unaudited)    (Audited)
            Raw material                          $    70,482   $    111,752
            Finished goods                             29,579         17,652
            Packaging materials                        52,404         39,356
            Work in process                           175,815        136,280
                                                  -----------   ------------
                                                  $   328,280   $    305,040
                                                  ===========   ============

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

4.    PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

                                                   March 31,    December 31,
                                                     2008          2007
                                                  -----------   ------------
                                                  (Unaudited)    (Audited)
            Prepaid operating expenses            $    47,102   $     18,425
            Deposit on manufactured goods                  --         14,065
            Interest receivable on investments          3,641         11,576
                                                  -----------   ------------
                                                  $    50,743   $     44,066
                                                  ===========   ============

5.    PROPERTY, PLANT AND EQUIPMENT

                                                       March 31, 2008
                                                         (Unaudited)
                                                      Accumulated   Net Carrying
                                           Cost      Amortization      Amount
                                       -----------   ------------   ------------
            Land                       $    90,000   $         --   $     90,000
            Building                       586,954         94,093        492,861
            Office equipment                40,495         34,037          6,458
            Manufacturing equipment        636,013        484,883        151,130
            Warehouse equipment             28,327          2,608         25,719
            Computer equipment             116,735         74,349         42,386
                                       -----------   ------------   ------------
                                       $ 1,498,524   $    689,970   $    808,554
                                       ===========   ============   ============

                                                       December 31, 2007
                                                           (Audited)
                                                      Accumulated   Net Carrying
                                           Cost      Amortization      Amount
                                       -----------   ------------   ------------
            Land                       $    90,000   $         --   $     90,000
            Building                       586,954         86,757        500,197
            Office equipment                40,495         33,115          7,380
            Manufacturing equipment        620,826        469,060        151,766
            Warehouse equipment             27,608          1,216         26,392
            Computer equipment             116,735         69,778         46,957
                                       -----------   ------------   ------------
                                       $ 1,482,618   $    659,926   $    822,692
                                       ===========   ============   ============

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

6.    OTHER ASSETS

                                                            March 31, 2008
                                                              (Unaudited)
                                                           Accumulated   Net Carrying
                                                 Cost     Amortization      Amount
                                               --------   ------------   ------------
            Patents                            $ 67,024   $      5,870   $    61,154
                                               ========   ============   ============

                                                           December 31, 2007
                                                                (Audited)
                                                           Accumulated   Net Carrying
                                                 Cost     Amortization      Amount
                                               --------   ------------   ------------
            Patents                            $ 60,961   $      5,531   $     55,430
                                               ========   ============   ============

7.    CAPITAL STOCK

      (a)   Common Shares

            During the three month period ended March 31, 2008, the Company issued no Common Shares.

                                                                              Number of         $
                                                                                Shares       Amount
                                                                              ----------   -----------
               Balance, January 1, 2008                                       23,822,540   $ 8,303,054
               No shares were issued                                                  --            --
                                                                              ----------   -----------
               Balance, March 31, 2008                                        23,822,540   $ 8,303,054
                                                                              ==========   ===========

      (b)   Paid-in Capital Options - Outstanding

            The changes to the paid-in capital options are as follows:

               Balance, January 1, 2008                                                      $ 123,002
               Expense recognized for options issued to employees/ directors                     5,589
                                                                                             ---------
               Balance, March 31, 2008                                                       $ 128,591
                                                                                             =========

      (c)   paid-in Capital Options - Expired

            The changes to the paid-in capital options are as follows:

               Balance, January 1, 2008                                                      $ 623,417
               No options expired during the period                                                 --
                                                                                             ---------
               Balance, March 31, 2008                                                       $ 623,417
                                                                                             =========

                                                                          Page 7

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

7.    CAPITAL STOCK (CONTINUED)

      (d)   Stock Options

            During the three month period ended March 31, 2008, there were no options granted (2007 - nil). The Company recorded $5,589 (2007 - $2,749) as an expense for options issued to directors, officers and employees for services. These options vest quarterly over an 18 month term and were recorded as selling, general and administrative. The total number of options outstanding as at March 31, 2008 was 355,000 (2007 - 745,000)

            As at March 31, 2008, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2007 - 4,629,452).

8.    REVENUES

      Revenue for the three month period includes products sold in Canada, international sales of products, royalty revenues and raw materials sold at cost to our European licensee. Revenue earned for the three month period is as follows:

                                                                      Unaudited
                                                                      March 31,
                                                                   2008        2007
                                                                ---------   ---------
      PRODUCTS SALES
      Domestic sales                                            $ 266,237   $ 297,372
      International sales                                          62,123      30,563
      Other revenue                                                 1,096         996
                                                                ---------   ---------
                                                                $ 329,456   $ 328,931
                                                                =========   =========

      ROYALTIES AND LICENSING REVENUE
      Royalty payments                                          $ 197,956   $  90,765
                                                                =========   =========

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

9.    LOSS PER SHARE

      The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share has not been calculated as the Company is in a loss position and therefore the diluted earnings per share would be anti-dilutive.

      The following table sets forth the computation of loss per share:

                                                                               2008          2007
                                                                           -----------   -----------
      Numerator - net loss available to common shareholders
         Loss from operations                                              $   (98,817)  $  (261,390)
                                                                           ===========   ===========

      Denominator - Weighted average number of
         Common Shares outstanding                                          23,822,540    23,819,040
                                                                           ===========   ===========
      Loss per share                                                       $      0.00   $     (0.01)
                                                                           ===========   ===========

10.   STATEMENT OF CASH FLOWS

      Changes in non-cash balances related to operations are as follows:

      For the periods ended March 31                                           2008          2007
                                                                            ----------   ----------
         Accounts receivable                                                $  (26,114)  $   27,784
         Inventories                                                           (23,240)      25,322
         Prepaids, deposits and sundry receivables                              (6,677)     (45,868)
         Accounts payable and accrued liabilities                              (54,055)    (134,664)
         Deferred revenues                                                      (2,098)        (900)
                                                                            ----------   ----------
                                                                            $ (112,184)  $ (128,326)
                                                                            ==========   ==========

      During the three month period ended March 31, 2008 there was no interest paid (2007 - nil). During the three month periods ended March 31, 2008 and 2007 there was not taxes paid.

11.   CONTINGENCIES AND COMMITMENTS

      (a)   Royalty Agreements

            In September 2000, the Company entered into a royalty agreement for sales of Uracyst(R) product. The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three year period, declining to a 2% rate effective October 1, 2003. This royalty will remain at 2% until the end of the agreement on September 30, 2008. For the three month period ended March 31, 2008, royalty payments were $938 (March 31, 2007 - $1,319).

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

11.   CONTINGENCIES AND COMMITMENTS (CONTINUED)

      (b)   License Agreements

            There are no changes to the license agreements as disclosed in Note 15 (b) of the annual financial statements for the 2007 fiscal year.

      (c)   Distribution Agreement

            There are no changes to the distribution agreements as disclosed in
            Note 15 (c) of the annual financial statements for the 2007 fiscal year.

      (d)   Manufacturing Agreement

            There are no changes to the manufacturing agreements as disclosed in
            Note 15 (d) of the annual financial statements for the 2007 fiscal year.

      (e)   Leases

            The Company presently leases office equipment under operating leases. At March 31, 2008, the future minimum lease payments under operating leases are $18,547 (December 31, 2007 - $19,822).

      (f)   Consulting Agreements

            In May 2005, the Company entered into a research and development agreement with a major United States University. This program is on Bladder Urothelial research in interstitial cystitis and will cost the Company US$235,923 for the period May 2005 to January 2008, to be paid over the term of the agreement. During the three month period ended March 31, 2008, the Company has recorded $6,135 (2007 - $32,644) as research and development costs.

12.   SIGNIFICANT CUSTOMERS

      During the three month period ended March 31, 2008, the Company had two customers that represented 47.5% of sales (March 31, 2007 one customer - 31.6%).

13.   RELATED PARTY TRANSACTIONS

      The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services in regards to investor and financial relation issues. Compensation under the agreement is $6,000 per month. For the three month period ended March 31, 2008, the Company has recorded $18,000 (2007 - $18,000) as selling, general and administrative costs.

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

14.   INCOME TAXES

      The Company has had no taxable income under the Federal and Provincial tax laws for the three month periods ended March 31, 2008 and 2007. The Company has loss carry-forwards at March 31, 2008 totaling $2,246,101 that may be offset against future taxable income. If not utilized, the loss carry-forwards will expire between 2008 and 2027. As a result of FIN 48, there was no material impact on the Company's financial statements.

      The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,819,300.

      The non-refundable portion of the tax credits as at March 31, 2008 was $339,200.

      All taxable benefits are fully allowed for because the realization of the assets remains to be undeterminable.

15.   RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements" - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 160 will have on its financial statements.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

                          STELLAR PHARMACEUTICALS INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)

                                 MARCH 31, 2008

15.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

      In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets ("SFAS 142-3"). SFAS 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of SFAS 142-3 should be consistent with SFAS 157's concept of "highest and best use" of the asset. SFAS 142-3 also enhances certain disclosure requirements of SFAS 142. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that the SFAS No. 142-3 will have on its financial statements.

16.   SEGMENTED INFORMATION

      The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis. Currently, all of the Company's assets are located in Canada, and all direct sales take place from Canada. Licensing arrangements have been obtained to distribute and sell the Company's products in various countries including the United States of America.

      The Company is engaged in the sale of three lines of product:

                                                                   March 31,
      Products Sales                                             2008     2007
      --------------                                           -------   -------
      NeoVisc                                                     51.6%     60.6%
      Uracyst                                                      8.9%     16.4%
      BladderChek                                                  1.6%       .3%
      Other                                                       37.9%     22.7%

MANAGEMENT'S DISCUSSION AND ANALYSIS

This document was prepared on May 9, 2008 and should be read in conjunction with the March 31, 2008 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company"). All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are, in management's view, important to the portrayal of our financial condition and results of operations and require management's judgment. Our discussion and analysis of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

Revenue Recognition.

Revenue is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition of Financial Statements" and EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Accordingly, license fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestone and provided that collectibility is reasonably assured. Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collection is reasonably assured. The Company has a "No Return" policy on the sale of its goods.

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

Share-Based Compensation

Share-based compensation is estimated at the date of grant based on the fair value of the award and is recognized as an expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock based awards on the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company developed estimates based on historical data. If factors change and different assumptions are employed in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value stock option awards.

Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. SFAS 157 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

The adoption of SFAS 157 did not have a material impact on the Company's shareholders' equity and net loss and comprehensive loss for the period.

In February 2008, the FASB issued FSP SFAS 157-2 "Effective Date of FASB Statement No. 157" (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of this adoption on its shareholders' equity and net loss and comprehensive loss.

Investments

Effective January 1, 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Following the election of the fair value option for an eligible item, changes in the item's fair value in subsequent reporting periods must be recognized as earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

Under the provisions of SFAS 159, the Company elected the fair value option for its short-term investment.

The adoption of SFAS 159 did not have an impact on the Company's shareholders' equity and net loss and comprehensive loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements" - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact that the SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

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

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets ("SFAS 142-3"). SFAS 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of SFAS 142-3 should be consistent with SFAS 157's concept of "highest and best use" of the asset. SFAS 142-3 also enhances certain disclosure requirements of SFAS 142. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that the SFAS No. 142-3 will have on its financial statements.

OVERVIEW

Stellar founded in 1996, is a Canadian pharmaceutical company involved in the development and commercialization of high quality, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis. Stellar also markets a test kit that confirms the existence of bladder lining defects in interstitial cystitis ("IC") (an inflammatory disease of the urinary bladder wall) patients and helps identify those patients who should respond positively to the Company's proprietary therapeutic product. Stellar's product development strategy focuses on seeking novel applications for its product technologies in markets where its products demonstrate true, cost-effective therapeutic advantages. Stellar is also building revenues through in-licensing products for Canada that are focused on similar niche markets and out-licensing to international markets.

Stellar has developed and is marketing three products in Canada based on its core polysaccharide technology:

              (i)    NeoVisc(R), for the treatment of osteoarthritis;

              (ii)   Uracyst(R); for the treatment of IC; and

              (iii) Uracyst(R)Test Kit, Stellar's patented technology for the diagnosis of IC. Stellar also has acquired the exclusive Canadian marketing and distribution rights for:
                     Matritech's, NMP22(R) BladderChek(R) ("BladderChek"), a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer. Stellar began selling BladderChek in Canada in October 2004. BladderChek has had a small impact on sales to date in 2008, but is expected to play a larger part in the sales mix going forward as reimbursement issues are resolved.

On December 28, 2001, the Company entered into a license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), to grant the exclusive rights and license to use the methods and technical know-how for the purposes of manufacturing, marketing and selling Uracyst-S products in specified territories in Europe. In consideration, the Company received a combination of non-recurring, non-refundable license fees and royalty payments. In April 2007, the Company terminated its license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), which provided for the sale of Uracyst products in Europe. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination. The parties attended mediation in September 2007 in which an agreement was reached and a settlement made. Under the terms of the settlement, the parties agreed that the license agreement would remain in full force and effect until March 31, 2008. Further, Pohl-Boskamp agreed to pay Stellar the sum of (euro)200,000 (Cdn$283,920), payable in two equal installments of (euro)100,000 on September 20, 2007 and December 31, 2007. In 2007, the Company recorded the $283,920 in the following manner: 1) $210,220 as an offset for expenses incurred in regards to the termination and mediation processes which was recorded as a reduction to selling, general and administration expense; and 2) the remaining $73,700 was recorded as Interest and other income.

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar's products in Latin America and the Caribbean. Sales have been ongoing in the Dominican Republic and Bahamas, two of the smaller territories included in the territory, but progress has been slow in the major Latin American markets due to competitive pricing issues.

In October 2003, the Company entered into an exclusive distribution agreement with Matritech, Inc., to sell BladderChek in the Canadian market. In October 2004, Stellar commenced selling BladderChek in Canada.

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. ("Triptibumis") for Malaysia, Singapore and Brunei. Triptibumis has obtained reasonable success in this small, competitive market. New areas of the territory however, have been slow in receiving regulatory approval. Although there can be no assurance, it is expected that some of these territories should receive approval in the first half of 2008. The term of this agreement has been extended until June 30, 2010.

In July 2005, the Company entered into a license agreement with Innogen Ilac for the sale of NeoVisc in Turkey. In August 2005, the Company entered into a distribution agreement with Technimed for the sale of NeoVisc in Lebanon and Jordan.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China. All product specifications have been approved by the Chinese regulatory body ("SFDA") and the final document submission was delivered to the SFDA in June 2007. Although the Company anticipated this registration would have occurred in 2007, to-date such approval has not been granted. The Company is hopeful that final approval by SFDA will be received in the first half of 2008.

In November 2005, the Company entered into a license agreement with Al-Mohab Trading & Contracting for the sale of NeoVisc in Kuwait.

In December 2005, the Company entered into a licensing agreement with Megapharm for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health, Uracyst still lacks approval on the reimbursement formulary. Sales for Uracyst in this market are expected to remain slow until reimbursement status is received.

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

In November of 2007, the Company signed a licensing agreement with Torrex Chiesi Pharma GmbH, based in Vienna, Austria for the distribution and sale of NeoVisc in Eastern Europe. The territory covers a number of countries, including Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States. The first order of product is expected to be shipped at the end of May.

Interim results of a 50 patient Canadian, community based, clinical trial with Uracyst is showing positive results. The Company anticipates these results to be formally published or presented by the fourth quarter of this year and although there can be no assurance, believes that this will have a positive impact on Uracyst sales in all sectors.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company's focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008

For the three month period ended March 31, 2008, total operating revenues from all sources increased by 25.7% to $527,400 compared to $419,700 in the same period during 2007. Domestic sales for both NeoVisc and Uracyst were down by 7.5% and 28.7% respectively, due to a price increase which occurred in the first quarter of 2007. The price increase in 2007, resulted in a heavier than normal stocking by customers for both NeoVisc and Uracyst, which did not occur in the first quarter of 2008. International sales increased by 103.3% to $62,100 compared to $30,600 in the same period during 2007, due to increased NeoVisc sales to Europe. With a number of new partners beginning to sell NeoVisc, Stellar expects, although there can be no assurance, this trend to build going forward. Royalty and licensing revenue increased by 118.1% to $198,000 in the first quarter of 2008 compared to $90,800 in the same period during 2007, due to increased sales of Uracyst in the European market.

BladderChek sales for the quarter were up over 604% to $8,600 compared to $1,200 for the same period in 2007 and even though the dollar impact is small, this product is expected to be a bigger part of Stellar's sales going forward, as more clinics and physicians are starting to sell the product directly to patients as they feel BladderChek is an effective tool to improve bladder cancer diagnosis.

The Company's operating loss for the first quarter of 2008 was reduced by 56.7% to $127,900 compared to a loss of $295,400 in the same period in 2007, as the Company keeps its focus on cost effective expenditures.

GROSS PROFIT AND COST OF SALES

Gross profit for the three month period ended March 31, 2008 (exclusive of amortization of $17,200 (2007 - $27,600) increased by 50.9% to $447,300 compared to $296,400 for the same period in 2007. Cost of goods sold for the three-month period ended March 31, 2008, was $80,100 or 24.3% of product sales compared to $103,100 (without the effect of the $20,200 for write-downs) or 31.4% of product sales in 2007. Improvements included reductions in the cost of materials used in the manufacturing process, as well as increased production yields.

WRITE-DOWN OF OBSOLETE INVENTORY

The Company had no obsolete inventory write-downs which was written down in the first quarter of 2008 (2007 - $20,200).

RESEARCH AND DEVELOPMENT

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the three month period ended March 31, 2008, the Company incurred $53,800 in research costs compared to $38,600 in the same period in 2007.

In 2008, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although there can be no assurance, Dr. Hurst's work is expected to further enhance Uracyst treatment of this bladder defect.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended March 31, 2008 were $491,000, compared to $512,800 for the same period in 2007. This decrease includes a reduction in costs related to investor relations expenses of $25,000, to $6,000 compared to $31,000 for the same period in 2007. During this period, the Company paid fees to its board of directors totaling $9,500 (2007 - $10,500).

Stellar is pursuing a number of business development activities associated with out-licensing Stellar's current products in other international markets, in-licensing products for the Canadian market and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income during the first quarter of 2008 was $29,100 as compared to $34,000 during the same period in 2007. These amounts include interest received on short-term investments for both such period in 2008 and 2007. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

------------------------------------------------- ------------------------------ ------------------ ---------------------
                                                                                        NET INCOME             EARNINGS
QUARTER ENDED                                                         REVENUES             (LOSS)       (LOSS) PER SHARE
------------------------------------------------- ------------------------------ ------------------ ---------------------
March 31, 2008                                                          527,400           (98,800)                 0.00
------------------------------------------------- ------------------------------ ------------------ ---------------------
December 31, 2007                                                       657,700          (123,000)                (0.01)
------------------------------------------------- ------------------------------ ------------------ ---------------------
September 30, 2007                                                      615,400           135,400                  0.01
------------------------------------------------- ------------------------------ ------------------ ---------------------
June 30, 2007                                                           554,500           (88,600)                 0.00
------------------------------------------------- ------------------------------ ------------------ ---------------------
March 31, 2007                                                          419,700          (261,400)                (0.01)
------------------------------------------------- ------------------------------ ------------------ ---------------------
December 31, 2006*                                                    3,061,600         2,120,300                  0.09
------------------------------------------------- ------------------------------ ------------------ ---------------------
September 30, 2006                                                      429,900          (278,800)                (0.01)
------------------------------------------------- ------------------------------ ------------------ ---------------------
June 30, 2006                                                           440,300          (232,300)                (0.01)
--------------------------------------------------------------------------------------------------- ---------------------

------------
* Includes one-time license fee income of US$2.2 million


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $3,014,100 at March 31, 2008 as compared with $3,211,100 at December 31, 2007.

As at March 31, 2008, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company's research, development and marketing activities. Contributing to this decrease in cash was:

          o Capital expenditures of $15,900 related to property, plant and equipment

          o    Expenditures of $10,700 related to building enhancements

          o    Research and development costs of $53,800

The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financing for companies such as Stellar is challenging and there can be no assurance that additional funding will become available by way of equity financing. Any additional equity financing may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including technology licensing, co-development collaborations, and other strategic alliances. Such funding, if obtained, may reduce the Company's interest in its projects or products. Regardless, there can be no assurance that any alternative sources of funding will be available.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in December 2005, with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided in 2006 and 2007. The Company has continued under the terms of this agreement in 2008, until the settlement of a new agreement. Compensation under the agreement has been recorded at $6,000 per month or $72,000 for 2008. Pursuant to this agreement, LMT assists and will continue to assist the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar's business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the three month period ended March 31, 2008, there were no Common Shares issued by the Company. As at the date of this report, the Company had 23,742,540 Common Shares outstanding.

As of the date of this report, the Company had 355,000 Common Share options outstanding at various exercise prices and expiry dates.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2008, the Company had two significant customers, a national wholesaler, and an international licensee which represented 47.5% of product sales, compared to one customer who represented 31.6% in the same period for 2007.

OUTLOOK

As at March 31, 2008, the Company is debt free and had working capital of $3,495,100. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

Some of the risks and uncertainties affecting the Company, its business, operations and results include, but are not limited to: the Company's dependence on a few customers and a few suppliers, the loss of any of which would negatively impact the Company's operations; the need to develop and commercialize new products which will require further time-consuming and costly research and development, the success of which cannot be assured; the Company's dependency on third parties for manufacturing, materials and for research, development and commercialization assistance and support; the Company's dependency on assurances from third parties regarding licensing of proprietary technology owned by others; government regulation and the need for regulatory approvals for both the development and commercialization of products, which are not assured; uncertainty that the Company's products will be accepted in the marketplace; rapid technological change and competition from pharmaceutical companies, biotechnology companies and universities, which may make the Company's technology or products obsolete or uncompetitive; the need to attract and retain skilled employees; risks associated with claims of infringement of intellectual property and of proprietary rights; risks inherent in manufacturing (including up-scaling) and marketing; product liability and insurance risks; risks associated with clinical trials, including the possibility that trials may be terminated early, delayed or unsuccessful; exchange rate fluctuations; political, economic and environmental risks; the need for performance by buyers and suppliers of products; the Company's dependency on performance by its licensees regarding the sale of our licensed-out products, NeoVisc and Uracyst; and the risk of unanticipated expenses or unanticipated reductions in revenue, or both, any of which could cause the Company to reduce, delay or divest one or more of its research, development or marketing programs.

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

The Company currently outsources the manufacturing of its products to a third party contract manufacturer, located in Toronto, Ontario. Although the Company has taken several measures to control the quality and on-time delivery of its products by this manufacturer, Stellar is unable to control all aspects of its third party manufacturer's operations. If a supplier of a product or component discontinued or restricted such supply, the Company's business may be harmed by the resulting delays. This could result in a material adverse affect on the financial condition of the Company.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company's Chief Executive Officer and Chief Financial Officer, on a timely basis so that appropriate decisions can be made regarding public disclosure.

For the quarterly period ended March 31, 2008, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as required by United States and Canadian securities laws. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of March 31, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's annual filings and interim filings and other reports filed or submitted under the United States and Canadian securities laws is recorded, processed, summarized and reported within the time periods specified by those laws and that material information is accumulated and communicated to management of the Company, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar's website at www.stellarpharma.com.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date: April 28, 2008

                                                STELLAR PHARMACEUTICALS INC.

                                                /s/ Peter Riehl
                                                --------------------------------
                                                Name: Peter Riehl
                                                Title: Chief Executive Officer