Form 10-Q
period 2008-06-30
STELLAR PHARMACEUTICALS INC
filed 2008-08-14
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

STELLAR PHARMACEUTICALS INC.

 (Exact name of small business issuer as specified in its charter)

———————

ONTARIO, CANADA	0-31198	N/A
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

544 Egerton St

London, Ontario Canada N5W 3Z8

 (Address of Principal Executive Office) (Zip Code)

(519) 434-1540

 (Issuer’s telephone number, including area code)

N/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
June 30, 2008: 23,705,040

TABLE  OF  CONTENTS

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1-12

Item 2.	Management's Discussion and Analysis or Plan of Operation	13

Item 3.	Quantative and Qualitative Disclosures About Market Risk	20

Item 4.	Evaluation of Disclosure Controls and Procedures	21

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

2

STELLAR PHARMACEUTICALS INC.

JUNE 30, 2008

(Expressed in Canadian Dollars)

(Unaudited)

PART II FINANCIAL STATEMENTS

ITEM 1: CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Expressed in Canadian Dollars)

ASSETS
As at	As at
June 30, 2008	December 31, 2007
CURRENT	(Unaudited)	(Audited)
Cash and cash equivalents (Note 2)	$2,764,856	$3,211,126
Accounts receivable, net of allowance $nil (2007 - $nil)	236,886	272,341
Inventories (Note 3)	234,978	305,040
Taxes recoverable	164,714	164,714
Prepaid, deposits and sundry receivables (Note 4)	115,470	44,066
3,516,904	3,997,287

PROPERTY, PLANT AND EQUIPMENT (Note 5)	964,578	822,692
OTHER ASSETS (Note 6)	60,816	55,430
LOAN RECEIVABLE	14,822	14,822
$4,557,120	$4,890,231

LIABILITIES

CURRENT
Accounts payable	$230,663	$214,442
Accrued liabilities	48,595	192,364
Deferred revenues	2,369	10,573
281,627	417,379

CONTINGENCIES AND COMMITMENTS (Note 11)

SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited	Non-voting, convertible, redeemable and retractable
preferred shares with no par value
Unlimited	Common shares with no par value

ISSUED
23,705,040	Common shares (2007 - 23,822,540)	8,262,332	8,303,054
Additional paid-in capital - options - outstanding	67,730	123,002
- expired	691,816	623,417
9,021,878	9,049,473
DEFICIT	(4,746,385)	(4,576,621)
4,275,493	4,472,852
$4,557,120	$4,890,231

 See accompanying notes to condensed interim financial statements.

Approved on behalf of the Board:

/s/ Peter Riehl	/s/Arnold Tenney
DIRECTOR	DIRECTOR

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS AND DEFICIT

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2008	2007	2008	2007
PRODUCT SALES (Note 8)	$645,535	$466,624	$974,991	$795,555
COST OF PRODUCTS SOLD (excluding amortization of $14,068 for the three month period ended June 30, 2008 (2007 - $27,585); and amortization of $31,284 for the six month period ended June 30,2008 (2007 - $55,171) and other items shown below of $nil; $nil (2007 - $nil; $20,145)	148,937	118,323	229,048	221,455
MARGIN ON PRODUCTS SOLD	496,598	348,301	745,943	574,100
ROYALTY & LICENSING REVENUES (Note 8)	$2,400	$87,851	200,356	178,616
WRITE-DOWN OF OBSOLETE INVENTORY	-	-	-	(20,145)
GROSS PROFIT	498,998	436,152	946,299	732,571
EXPENSES
Selling, general and administrative	551,893	496,986	1,042,885	1,009,770
Research and development	4,424	18,876	58,242	57,488
Amortization	30,044	40,618	60,426	81,060
	586,361	556,480	1,161,553	1,148,318
LOSS FROM OPERATIONS	(87,363)	(120,328)	(215,254)	(415,747)
INTEREST AND OTHER INCOME	19,349	31,728	48,423	65,757
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	(68,014)	(88,600)	$(166,831)	$(349,990)
DEFICIT, beginning of period	(4,675,438)	(4,690,570)	(4,576,621)	(4,429,180)
Effect of repurchase and cancellation of Common Shares (Note 7(b))	(2,933)	-	(2,933)	-
DEFICIT, end of period	$(4,746,385)	$(4,779,170)	$(4,746,385)	$(4,779,170)
LOSS PER SHARE (Note 9)	$0.00	$0.00	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (Note 9)	23,755,759	23,822,078	23,788,919	23,820,568

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2008	2007	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(68,014)	$(88,600)	$(166,831)	$(349,990)

Items not affecting cash
Amortization	30,044	40,618	60,426	81,060
Unrealized foreign exchange (gain) loss	(7,912)	11,750	2,317	12,670
Issuance of equity instruments for services rendered	7,538	8,199	13,125	10,948
Change in non-cash operating assets and liabilities (Note 10)	2,788	(37,308)	(109,397)	(165,634)
CASH FLOWS USED IN OPERATING ACTIVITIES	(35,556)	(65,341)	(200,360)	(410,946)

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property, plant and equipment	(177,971)	(8,280)	(193,877)	(9,382)
Increase in other assets	-	(1,538)	(6,063)	(1,523)
CASH FLOWS USED IN INVESTING ACTIVITIES	(177,971)	(9,818)	(199,940)	(10,905)

CASH FLOWS USED IN FINANCING ACTIVITIES
Purchase of shares under normal course issuer bid (Note 7(b))	(43,655)	-	(43,655)	-
CASH FLOWS USED IN FINANCING ACTIVITIES	(43,655)	-	(43,655)	-

EFFECT OF EXCHANGE RATES ON CASH HELD
IN FOREIGN CURRENCY	7,910	(11,750)	(2,315)	(12,670)
CHANGE IN CASH AND CASH EQUIVALENTS	(249,272)	(86,909)	(446,270)	(434,521)
CASH AND CASH EQUIVALENTS, beginning of period	3,014,128	3,167,581	3,211,126	3,515,193
CASH AND CASH EQUIVALENTS, end of period	$2,764,856	$3,080,672	$2,764,856	$3,080,672

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

1.

BASIS OF PRESENTATION

These condensed unaudited interim financial statements should be read in conjunction with the financial statements for Stellar Pharmaceuticals Inc. (the "Company") most recently completed fiscal year ended December 31, 2007.  These condensed interim financial statements do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America.  These condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2007.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at June 30, 2008 and December 31, 2007, and the results of its operations and cash flows for the three and six month periods ended June 30, 2008 and 2007.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

a)

Estimates

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at June 30, 2008 and 2007, and the revenues and expenses recorded for the three and six month periods then ended.   On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.  Actual results could differ from those estimates.  As adjustments become necessary, they are reported in earnings in the period in which they become known.

b)

Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels.  SFAS 157 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

The adoption of SFAS 157 did not have a material impact on the Company’s shareholders’ equity and net loss and comprehensive loss for the period.

In February 2008, the FASB issued FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of this adoption on its shareholders’ equity and net loss and comprehensive loss.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

c)

Investments

Effective January 1, 2008, the Company adopted FASB Statement No. 159,  ″The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  Following the election of the fair value option for an eligible item, changes in the item’s fair value in subsequent reporting periods must be recognized as earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

The adoption of SFAS 159 did not have an impact on the Company’s shareholders’ equity and net loss and comprehensive loss.

2.

CASH AND CASH EQUIVALENTS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Cash	$485,482	$579,906
Short-term investments	2,279,374	2,631,220
	$2,764,856	$3,211,126

3.

INVENTORIES

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw material	$80,308	$111,752
Finished goods	31,973	17,652
Packaging materials	64,457	39,356
Work in process	58,240	136,280
	$234,978	$305,040

4.

PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Prepaid operating expenses	$52,230	$18,425
Deposit on manufactured goods	58,775	14,065
Interest receivable on investments	4,465	11,576
	$115,470	$44,066

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

5.

PROPERTY, PLANT AND EQUIPMENT

	June 30, 2008
		(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$-	$90,000
Building	586,954	101,430	485,524
Office equipment	40,495	34,958	5,537
Manufacturing equipment	820,928	500,344	320,584
Warehouse equipment	29,141	4,024	25,117
Computer equipment	116,735	78,919	37,816
	$1,684,253	$719,675	$964,578

	December 31, 2007
	(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$-	$90,000
Building	586,954	86,757	500,197
Office equipment	40,495	33,115	7,380
Manufacturing equipment	620,826	469,060	151,766
Warehouse equipment	27,608	1,216	26,392
Computer equipment	116,735	69,778	46,957
	$1,482,618	$659,926	$822,692

6.

OTHER ASSETS

	June 30, 2008
		(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount

Patents	$67,024	$6,208	$60,816

	December 31, 2007
		(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount

Patents	$60,961	$5,531	$55,430

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

7.

CAPITAL STOCK

(a)

Common Shares

During the six month period ended June 30, 2008, the Company issued no Common Shares.   On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  All Common Shares purchased under the NCIB will be cancelled.

	Number of Shares	Amount
Balance, January 1, 2008	23,822,540	$8,303,054
No shares were issued	-	-
Balance, March 31, 2008	23,822,540	8,303,054
Shares purchased in buyback	(117,500)	(40,722)
Balance, June 30, 2008	23,705,040	$8,262,332

 (b)

Purchases of Equity Securities

Pursuant to the terms of the NCIB, during the three and six month periods ended June 30, 2008, the Company purchased 117,500 of its Common Shares at an average purchase price of $0.37.  The repurchase cost of $40,722 for these Common Shares has been allocated to capital stock for the weighted average stated value of the shares in capital stock and $2,933 has been recorded to retained earnings for the amount in excess of the weighted average stated value.

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
April 1 to 30	55,000	$0.38	55,000	1,136,127
May 1 to 31	50,000	$0.37	50,000	1,086,127
June 1 to 30	12,500	$0.33	12,500	1,073,627
Total	117,500	$0.37	117,500	1,073,627

 (c)

Paid-in Capital Options - Outstanding

The changes to the paid-in capital options are as follows:

$ Amount
Balance, January 1, 2008	$123,002
Expense recognized for options to directors/employees	5,589
Balance, March 31, 2008	128,591
Options expired	(68,399)
Expense recognized for options to directors/employees	7,538
Balance, June 30, 2008	$67,730

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

(d)

Paid-in Capital Options - Expired

The changes to the paid-in capital options are as follows:

$ Amount
Balance, January 1, 2008	$623,417
No options expired during the period	-
Balance, March 31, 2008	623,417
Options issued to directors/employees expired	68,399
Balance, June 30, 2008	$691,816

 (e)

Stock Options

During the six month period ended June 30, 2008, there were 115,000 options granted (2007 – 140,000). The Company recorded $13,127 (2007 - $7,448) as an expense for options issued to directors, officers and employees for services. These options vest one half on March 31, 2009 and the remaining one half on October 31, 2009, upon achieving certain financial objectives. This expense was recorded as selling, general and administrative.  The total number of options outstanding as at June 30, 2008 was 345,000 (2007 – 435,000).

As at June 30, 2008, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2007 – 4,629,452).

The average fair value of options expensed during the period ended June 30, 2008 was estimated at $0.69 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	3-5%
Expected life	3 years
Expected volatility	87-100%
Dividend yield	0%

8.

REVENUES

Revenue for the three and six month periods ended June 30, 2008,  includes products sold in Canada, international sales of products, royalty revenues and raw materials sold at cost to our European licensee.    Revenue earned for the three and six month periods June 30 is as follows:

	For the Three Month Period Ended		For the Six Month Period Ended
	2008	2007	2008	2007
Product sales
Domestic sales	$430,797	$388,602	$697,034	$685,974
International sales	213,738	75,262	275,861	105,826
Other revenue	1,000	2,760	2,096	1,821
	$645,535	$466,624	$974,991	$795,555

Royalties and licensing revenue
Royalty payments	$2,400	$87,851	$200,356	$178,616

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

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

	For the Three Month Period Ended		For the Six Month Period Ended
	2008	2007	2008	2007
Numerator - net loss available to common shareholders
Loss from operations	$(68,014)	$(88,600)	$(166,831)	$(349,990)
Denominator - Weighted average# of Common Shares outstanding	23,755,759	23,822,078	23,788,919	23,820,568
Loss per share	$0.00	$0.00	$(0.01)	$(0.01)

10.

STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

	For the Three Month Period Ended		For the Six Month Period Ended
For the periods ended June 30	2008	2007	2008	2007

Accounts receivable	$61,569	$(40,752)	$35,455	$(12,968)
Inventories	93,302	27,195	70,062	52,517
Prepaids, deposits and sundry receivables	(64,727)	37,817	(71,404)	(8,051)
Loan receivable	––	(17,045)	––	(17,045)
Accounts payable and accrued liabilities	(81,251)	(43,923)	(135,306)	(178,587)
Deferred revenues	(6,105)	(600)	(8,204)	(1,500)
	$2,788	$(37,308)	$(109,397)	$(165,634)

Non-cash transactions for the three and six month periods ended June 30, 2008, for the purchase of manufacturing equipment were $7,758 (2007 –nil).

During the three and six month periods ended June 30, 2008 there was no interest and taxes paid (2007 – nil).

11.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.   The agreement involves royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three year period, declining to a 2%  rate  effective October 1, 2003.  This royalty will remain at 2% until the end of the agreement on September 30, 2008. For the three and six month period ended June 30, 2008, royalty payments were $1,540 and $2,479, respectively (June 30, 2007 - $1,285 and $2,605, respectively).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

11.

CONTINGENCIES AND COMMITMENTS (continued)

(b)

License Agreements

There are no changes to the license agreements as disclosed in Note 15 (b) of the annual financial statements for the 2007 fiscal year.

(c)

Distribution Agreement

There are no changes to the distribution agreements as disclosed in Note 15 (c) of the annual financial statements for the 2007 fiscal year.

(d)

Manufacturing Agreement

The Company continues to expand its manufacturing capabilities and has agreements in place that will allow the Company to meet current and future manufacturing needs.

(e)

Leases

The Company presently leases office equipment under operating leases.  At June 30, 2008, the future minimum lease payments under operating leases are $18,046.

(f)

Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a major United States university.  This program is on Bladder Urothelial research in interstitial cystitis and will cost the Company US$235,923 for the period May 2005 to January 2008, to be paid over the term of the agreement. During the three and six month period ended June 30, 2008, the Company has recorded $6,135 (2007 - $48,523) as research and development costs.

12.

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2008, the Company had three significant customers that represented 58% (one major wholesaler – 31%; and two international customers – 10% and 17%) of product sales (June 30, 2007 one customer (a major wholesaler) – 37%). During the six month period ended June 30, 2008, the Company had three significant customers that represented 55% (one major wholesaler – 32%; and two international customers – 12% and 11%) of product sales (June 30, 2007 one customer (a major wholesaler) – 35%).

13.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services in regards to investor and financial relation issues. Compensation under the agreement is $6,000 per month.  For the three and six month period ended June 30, 2008, the Company has recorded $18,000 and $36,000, respectively (2007 - $18,000 and $36,000, respectively) as selling, general and administrative costs.

14.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the six month periods ended June 30, 2008 and 2007.  The Company has loss carry-forwards at June 30, 2008 totaling $2,252,194, that may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2008 and 2027.  As a result of FIN 48, “Accounting for Uncertainty in Income Taxes”, there was no material impact on the Company's financial statements. The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,819,300.

The non-refundable portion of the tax credits as at June 30, 2008 was $339,200.  All taxable benefits are fully allowed for because the realization of the assets remains to be undeterminable.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

15.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its financial statements.

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”). SFAS 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of SFAS 142-3 should be consistent with SFAS 157’s concept of “highest and best use” of the asset. SFAS 142-3 also enhances certain disclosure requirements of SFAS 142. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS No. 142-3 will have on its financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2008

16.

SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.  Currently, all of the Company’s assets are located in Canada, and all direct sales take place from Canada.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries including the United States of America.

The Company is engaged in the sale of three lines of product:

	For the Three Month		For the Six Month
	Period Ended		Period Ended
For the periods ended June 30	2008	2007	2008	2007
NeoVisc	47.3%	70.2%	70.4%	61.1%
Uracyst	6.6%	11.6%	10.5%	13.6%
BladderChek	.9%	1.5%	1.6%	1.0%
Other	.4%	16.6%	17.4%	19.3%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on August 7, 2008 and should be read in conjunction with the June 30, 2008 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth  dollar.

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

CRITICAL ACCOUNTING POLICIES

The United States Securities and Exchange Commission (the "SEC" defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment.  The Company’s discussion and analysis of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The preparation of these statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  The Company basis its estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the Company’s carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates.  The Company’s critical accounting policies include:

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

Share-Based Compensation

Share-based compensation is estimated at the date of grant based on the fair value of the award and is recognized as an expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock based awards on the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.  The Company developed estimates based on historical data.  If factors change and different assumptions are employed in future periods, the compensation expense that we record may differ significantly from what the Company has recorded in the current period.  A small change in the estimates used may have a relatively large change in the estimated valuation.  The Company uses the Black-Scholes pricing model to value stock option awards.

Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels.  SFAS 157 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

The adoption of SFAS 157 did not have a material impact on the Company’s shareholders’ equity and net loss and comprehensive loss for the period.

In February 2008, the FASB issued FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of this adoption on its shareholders’ equity and net loss and comprehensive loss.

Investments

Effective January 1, 2008, the Company adopted FASB Statement No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  Following the election of the fair value option for an eligible item, changes in the item’s fair value in subsequent reporting periods must be recognized as earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

The adoption of SFAS 159 did not have an impact on the Company’s shareholders’ equity and net loss and comprehensive loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its financial statements.

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”). SFAS 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of SFAS 142-3 should be consistent with SFAS 157’s concept of “highest and best use” of the asset. SFAS 142-3 also enhances certain disclosure requirements of SFAS 142. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS No. 142-3 will have on its financial statements.

OVERVIEW

Stellar, founded in 1996, is a Canadian pharmaceutical company involved in the development and commercialization of high quality, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis.  Stellar also markets a test kit that confirms the existence of bladder lining defects in interstitial cystitis ("IC") (an inflammatory disease of the urinary bladder wall) patients and helps identify those patients who should respond positively to the Company’s proprietary therapeutic product.  Stellar’s product development strategy focuses on seeking novel applications for its product technologies in markets where its products demonstrate true, cost-effective therapeutic advantages. Stellar is also building revenues through in-licensing products for Canada that are focused on similar niche markets and out-licensing to international markets.

Stellar has developed and is marketing three products in Canada based on its core polysaccharide technology:

(i)

NeoVisc®, for the treatment of osteoarthritis;

(ii)

Uracyst®; for the treatment of IC; and

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

On December 28, 2001, the Company entered into a license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), to grant the exclusive rights and license to use the methods and technical know-how for the purposes of manufacturing, marketing and selling Uracyst-S products in specified territories in Europe.  In consideration, the Company received a combination of non-recurring, non-refundable license fees and royalty payments.  In April 2007, the Company terminated its license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), which provided for the sale of Uracyst products in Europe. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination. The parties attended mediation in September 2007 which resulted in a settlement. Under the terms of the settlement, the license agreement remained in full force and effect until March 31, 2008.  Further, Pohl-Boskamp agreed to pay Stellar the sum of €200,000 (Cdn$283,920), which was paid in two equal installments of €100,000 on September 20, 2007 and December 31, 2007.  In 2007, the Company recorded the $283,920 in the following manner: 1) $210,220 as an offset for expenses incurred in regards to the termination and mediation processes which were recorded as a reduction to selling, general and administration expense; and 2) the remaining $73,700 was recorded as Interest and other income.  This agreement expired on March 31, 2008.

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

In June 2004, Stellar entered into a NeoVisc licensing agreement with Triptibumis Sdn. Bhd. (“Triptibumis”) for Malaysia, Singapore and Brunei.  Triptibumis has obtained reasonable success in this small, competitive market.  New areas of the territory however, have been slow in receiving regulatory approval.  Although there can be no assurance, it is expected that some of these territories should receive approval by the end of 2008.  The term of this agreement has been extended until June 30, 2010.

In July 2005, the Company entered into a license agreement with Innogen Ilac for the sale of NeoVisc in Turkey. In August 2005, the Company entered into a distribution agreement with Technimed for the sale of NeoVisc in Lebanon and Jordan.  The term of this agreement has been extended until July 15, 2011.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  All product specifications have been approved by the Chinese regulatory body ("SFDA") and the final document submission was delivered to the SFDA in June 2007.  Although the Company anticipated this registration would have occurred in 2007, to-date such approval has not been granted. The Company is hopeful that final approval by SFDA will be received by the end of 2008.

In November 2005, the Company entered into a license agreement with Al-Mohab Trading & Contracting for the sale of NeoVisc in Kuwait.

In December 2005, the Company entered into a licensing agreement with Megapharm for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health of Israel, Uracyst still lacks approval on the reimbursement formulary. Sales for Uracyst in this market are expected to remain slow until reimbursement status is received.

In July 2006, a licensing agreement was signed with Bio-Technic Romania Srl ("Bio-Techinc") for NeoVisc in Romania. Since receiving approval for sale in late February 2007, Bio-Technic has consistently improved its product orders over each period.

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

In November of 2007, the Company signed a licensing agreement with Torrex Chiesi Pharma GmbH, based in Vienna, Austria for the distribution and sale of NeoVisc in Eastern Europe.  The territory covers a number of countries, including Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States.  The first order of product was shipped at the end of May 2008.

In June of 2008, the Company received its CE Mark for Uracyst 2% in Europe, this now allows Uracyst 2% to be sold in the 27 member countries of the European Community.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2008

For the six month period ended June 30, 2008, total operating revenues from all sources increased by 20.7% to $1,175,400 compared to $974,200 in the same period during 2007.  Domestic sales for NeoVisc were up 2.0%, while Uracyst sales were down 4.7% due mainly to a very slow first quarter. International sales increased by 160.7% over the same period during 2007, due to increased NeoVisc sales to Europe. With a number of new partners beginning to sell NeoVisc, Stellar expects, although there can be no assurance, this trend to build going forward. Royalty and licensing revenue increased by 12.2% to $200,400 compared to $178,600 in the same period during 2007, due to increased sales of Uracyst in the European market.

For the three month period ended June 30, 2008, total operating revenue from all sources increased by 16.9% to $647,900 compared to $554,500 for the same quarter in 2007.  Domestic sales showed improvement for this quarter with NeoVisc sales up by 8.8% and Uracyst sales up by 19.8%, compared to the same three month period in 2007.  International sales for the quarter were up 184.0% due to the building NeoVisc sales in Europe. The lack of royalty income for Uracyst sales in Europe, due to the termination of the European license agreement with Pohl-Boskamp on March 31, 2008 had a negative impact on the increased revenue in other areas, for this quarter.

BladderChek sales for the three month and six month periods ended June 30, 2008 were up 23.4% and 96.5%, respectively, over the same periods in 2007. Even though the dollar impact is small at present, this product is expected to be a bigger part of Stellar’s sales going forward, as more clinics and physicians are starting to sell the product directly to patients as they feel BladderChek is an effective tool to improve bladder cancer diagnosis.

The Company’s operating loss for the first six months of 2008 was reduced by 52.3% to $166,800 compared to a loss of $350,000 during the same period in 2007. The loss for the three month period ending June 30, 2008 was reduced by 23.2% to $68,000 compared to $88,600 for the same quarter in 2007, as the Company keeps its focus on cost effective expenditures.

Gross Profit and Cost of Sales

Gross profit for the six month period ended June 30, 2008 (exclusive of amortization of $31,300 (2007 - $55,200) increased by 29.2 % to $946,300 compared to $732,600 for the same period in 2007.  Gross profit for the three month period ended June 30, 2008 (exclusive of amortization of $14,100 (2007 - $55,200) increased by 14.4 % to $499,000 compared to $436,200 for the same period in 2007.

Cost of goods sold for the three and six month periods ended June 30, 2008, was $148,900 and $229,000 or 23.1% and 23.5% of product sales, compared to $118,300 and $221,500 (without the effect of the $20,200 for write-downs) or 25.4% and 27.8%, respectively, of product sales in 2007. Improvements included reductions in the cost of materials used in the manufacturing process, as well as increased production yields.

Write-down of Obsolete Inventory

The Company had no obsolete inventory write-downs in the first six months of 2008 (2007 - $20,200).

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets. In the six month period ended June 30, 2008, the Company incurred $58,200 in research costs compared to $57,500 in the same period in 2007.

In 2008, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2008 were $1,042,900, compared to $1,009,800 for the same period in 2007. A large portion of this increase was attributable to professional fees for accounting services of $58,000 compared to $16,600 recorded in the six month period ended June 30, 2008 compared to the same period in 2007, a 249.4% increase.   In addition, the Company recorded an expense of $52,300 compared to the $28,500 for the same six month period in 2007, which was associated with ongoing enhancements to its packaging and manufacturing processes. These continuous improvements greatly improve the Company’s capabilities for future anticipated growth.  During this period, the Company paid fees to its board of directors totaling $19,000 (2007 - $22,500).

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income for the six month period ended June 30, 2008, was $48,400 as compared to $65,800 during the same period in 2007. These amounts include interest received on short-term investments for both such period in 2008 and 2007. Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

	Revenues	Net income (loss)	Earnings (loss) per share
Quarter Ended
June 30, 2008	$647,900	$(68,000)	$0.00
March 31, 2008	527,400	(98,800)	0.00
December 31, 2007	657,700	(123,000)	(0.01)
September 30, 2007	615,400	135,400	0.01
June 30, 2007	554,500	(88,600)	0.00
March 31, 2007	419,700	(261,400)	(0.01)
December 31, 2006*	3,061,600	2,120,300	0.09
September 30, 2006	429,900	(278,800)	(0.01)

* Includes one-time license fee income of US$2.2 million

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $2,764,900 at June 30, 2008 as compared with $3,211,100 at December 31, 2007.

As at June 30, 2008, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities.  Contributing to this decrease in cash was:

•

Capital expenditures of $193,900 related to property, plant and equipment, which included $10,700 in expenditures related to building enhancements;

•

Purchase for cancellation of capital stock in the amount of $43,700 pursuant to the Company’s normal course issuer bid; and

•

Research and development costs of $58,200.

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2008, with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period. Compensation under the agreement has been recorded at $6,000 per month or $72,000 for 2008.  Pursuant to this agreement, LMT assists and will continue to assist the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the six month period ended June 30, 2008, there were no Common Shares issued by the Company.

On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  All Common Shares purchased under the NCIB will be cancelled. During the three and six month period ended June 30, 2008, the Company purchased 117,500 of its Common Shares at an average purchase price of $0.37.  The repurchase cost of $40,700 is allocated to capital stock for the weighted average stated value and $2,900 to retained earnings for amount in excess of the weighted average stated value. As at the date of this report, the Company had 23,705,540 Common Shares outstanding.

As of the date of this report, the Company had 345,000 Common Share options outstanding at various exercise prices and expiry dates.

PURCHASES OF EQUITY SECURITIES

On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  All Common Shares purchased under the NCIB will be cancelled.

Pursuant to the terms of the NCIB, during the three and six month periods ended June 30, 2008, the Company purchased 117,500 of its Common Shares at an average purchase price of $0.37.  The repurchase cost of $40,722 for these Common Shares has been allocated to capital stock for the weighted average stated value of the shares in capital stock and $2,933 has been recorded to retained earnings for the amount in excess of the weighted average stated value.

Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
April 1 to 30	55,000	$0.38	55,000	1,136,127
May 1 to 31	50,000	$0.37	50,000	1,086,127
June 1 to 30	12,500	$0.33	12,500	1,073,627
Total	117,500	$0.37	117,500	1,073,627

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2008, the Company had three significant customers that represented 58% (one major wholesaler – 31%; and two international customers – 10% and 17%) of product sales (June 30, 2007 one customer (a major wholesaler) – 37%). During the six month period ended June 30, 2008, the Company had three significant customers that represented 55% (one major wholesaler – 32%; and two international customers – 12% and 11%) of product sales (June 30, 2007 one customer (a major wholesaler) – 35%).

OUTLOOK

As at June 30, 2008, the Company is debt free and had working capital of $3,235,300. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Stellar is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer ("CEO")  and Chief Financial Officer ("CFO"), on a timely basis so that appropriate decisions can be made regarding public disclosure.

For the three and six month periods ended June 30, 2008, an internal evaluation was carried out by our CEO and our CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in reports that if files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Although management performs periodic evaluations of its internal controls, no formal evaluation has been documented or approved by the Company’s audit committee or its auditors, to date.  As Stellar is a small company with centralized financial reporting, management believes its daily involvement with the business, enables management to give reasonable assurance that adequate controls are in place.  The Company, however, in response to a recent Securities Exchange Commission (SEC) review letter, is in the process of formalizing its 2007 year end evaluation report, and will submit this evaluation to the Company’s audit committee and its auditors once this formal evaluation has been completed. Although there can be no assurance, the Company believes that the lack of formally documenting its internal control procedures has not caused material weakness over its internal control over financial reporting.  To the extent that any material weakness or deficiencies result from the formalized evaluation process, the Company shall provide a plan to address such material weaknesses or deficiencies. However, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

STELLAR PHARMACEUTICALS INC.

By:	/s/ Peter Riehl
Peter Riehl Chief Executive Officer

Date:  August 14, 2008