Form 10-Q
period 2008-09-30
STELLAR PHARMACEUTICALS INC
filed 2008-11-14
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

———————

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of the Registrant’s common stock outstanding at September 30, 2008 was 23,655,040.

STELLAR PHARMACEUTICALS INC.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL STATEMENTS

Item 1.      Condensed Interim Financial Statements

1-13

Item 2.      Management's Discussion And Analysis Of Finanacial Conditions And Results Of Operations

14

Item 3.      Quantitative And Qualitative Disclosures About Market Risk

22

Item 4.      Evaluation Of Disclosure Controls And Procedures

22

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

23

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds.

23

Item 3.      Defaults Upon Senior Securities.

23

Item 4.      Submission Of Matters To A Vote Of Security Holders.

23

Item 5.      Other Information.

23

Item 6.      Exhibits

23

STELLAR PHARMACEUTICALS INC.

SEPTEMBER 30, 2008

(Expressed in Canadian Dollars)

(Unaudited)

PART I FINANCIAL STATEMENTS

ITEM 1.

CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC

CONDENSED BALANCE SHEETS

(Expressed in Canadian Dollars)

ASSETS
		As at	As at
		September 30, 2008	December 31, 2007
CURRENT		(Unaudited)	(Audited)
Cash and cash equivalents (Note 2)		$2,594,811	$3,211,126
Accounts receivable, net of allowance $nil (2007 - $nil)		176,384	272,341
Inventories (Note 3)		447,276	305,040
Taxes recoverable		200,070	164,714
Prepaid, deposits and sundry receivables (Note 4)		49,285	44,066
		3,467,826	3,997,287

PROPERTY, PLANT AND EQUIPMENT (Note 5)		1,135,179	822,692
OTHER ASSETS (Note 6)		65,834	55,430
LOAN RECEIVABLE		15,899	14,822
		$4,684,738	$4,890,231

LIABILITIES

CURRENT
Accounts payable		$235,328	$214,442
Accrued liabilities		248,527	192,364
Deferred revenues		2,799	10,573
		486,654	417,379

CONTINGENCIES AND COMMITMENTS (Note 11)

SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited	Non-voting, convertible, redeemable and retractable
	preferred shares with no par value
Unlimited	Common shares with no par value

ISSUED
23,655,040	Common shares (2007 - 23,822,540)	8,245,179	8,303,054
	Additional paid-in capital - options - outstanding	69,633	123,002
	- expired	691,816	623,417
		9,006,628	9,049,473
DEFICIT		(4,808,544)	(4,576,621)
		4,198,084	4,472,852
		$4,684,738	$4,890,231

 See accompanying notes to condensed interim financial statements.

Approved on behalf of the Board:

/s/ Peter Riehl	/s/ Arnold Tenney
DIRECTOR	DIRECTOR

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS AND DEFICIT

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2008	2007	2008	2007
PRODUCT SALES (Note 8)	$477,289	$399,178	$1,452,280	$1,194,733
COST OF PRODUCTS SOLD (excluding amortization of $14,314 for the three month period ended September 30, 2008 (2007 - $22,803); and amortization of $45,598 for the nine month period ended September 30, 2008 (2007 - $78,002) and other items shown below for the three month period ended September 30, 2008 $nil (2007 - $nil) and for the nine month period ended September 30, 2008 $nil (2007 – $20,145)	92,159	80,474	321,206	301,941
MARGIN ON PRODUCTS SOLD	385,130	318,704	1,131,074	892,792
ROYALTY & LICENSING REVENUES (Note 8)	3,780	216,218	204,136	394,834
WRITE-DOWN OF OBSOLETE INVENTORY	—	—	—	(20,145)
GROSS PROFIT	388,910	534,922	1,335,210	1,267,481
EXPENSES
Selling, general and administrative	453,362	441,486	1,496,246	1,451,254
Research and development	(4,805)	25,662	53,437	83,150
Amortization	28,939	36,226	89,367	117,285
	477,496	503,374	1,639,050	1,651,689
INCOME (LOSS) FROM OPERATIONS	(88,586)	31,548	(303,840)	(384,208)
INTEREST AND OTHER INCOME	18,627	105,929	67,050	171,685
GAIN ON DISPOSAL OF EQUIPMENT	9,676	—	9,676	—
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	$(60,283)	$137,477	$(227,114)	$(212,523)
DEFICIT, beginning of period	(4,746,385)	(4,779,180)	(4,576,621)	(4,429,180)
Effect of repurchase and cancellation of Common Shares (Note 7(b))	(1,876)	—	(4,809)	—
DEFICIT, end of period	$(4,808,544)	$(4,641,703)	$(4,808,544)	$(4,641,703)
EARNINGS (LOSS) PER SHARE (Note 9) – Basic and Diluted	$0.00	$0.01	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 9)	23,681,779	23,822,540	23,752,790	23,821 232

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2008	2007	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss) for the period	$(60,283)	$137,477	$(227,114)	$(212,523)

Items not affecting cash
Amortization	28,939	36,226	89,367	117,285
Gain on sale of asset	(9,676)	—	(9,676)	—
Unrealized foreign exchange (gain) loss	(8,042)	712	(14,399)	15,906
Issuance of equity instruments for services rendered (Note 7(a) and 7(c))	3,603	12,916	16,730	23,865
Change in non-cash operating assets and liabilities (Note 10)	35,832	(34,018)	(65,808)	(199,653)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,627)	153,313	(210,900)	(255,118)

CASH FLOWS USED IN INVESTING ACTIVITIES
Sale of equipment assets	10,000	—	10,000	—
Additions to property, plant and equipment	(152,373)	(80,115)	(354,008)	(89,495)
Additions in other assets	(5,357)	(5,695)	(11,420)	(7,219)
CASH FLOWS USED IN INVESTING ACTIVITIES	(147,730)	(85,810)	(355,428)	(96,714)

CASH FLOWS USED IN FINANCING ACTIVITIES
Purchase of shares under normal course issuer bid (Note 7(b))	(20,729)	—	(64,384)	—
CASH FLOWS USED IN FINANCING ACTIVITIES	(20,729)	—	(64,384)	—

EFFECT OF EXCHANGE RATES ON CASH HELD
IN FOREIGN CURRENCY	8,041	(2,820)	14,397	(18,006)
CHANGE IN CASH AND CASH EQUIVALENTS	(170,045)	64,683	(616,315)	(369,838)
CASH AND CASH EQUIVALENTS, beginning of period	2,764,856	3,080,672	3,211,126	3,515,193
CASH AND CASH EQUIVALENTS, end of period	$2,594,811	$3,145,355	$2,594,811	$3,145,355

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2008

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at September 30, 2008 and December 31, 2007, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

a)

Estimates

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at September 30, 2008 and 2007, and the revenues and expenses recorded for the three and nine month periods then ended.   On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.  Actual results could differ from those estimates.  As adjustments become necessary, they are reported in earnings in the period in which they become known.

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

SEPTEMBER 30, 2008

1.

BASIS OF PRESENTATION (continued)

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

The adoption of SFAS 159 did not have an impact on the Company’s shareholders’ equity and net loss and comprehensive loss.

2.

CASH AND CASH EQUIVALENTS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Cash	$319,843	$579,906
Short-term investments	2,274,968	2,631,220
	$2,594,811	$3,211,126

3.

INVENTORIES

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw material	$77,161	$111,752
Finished goods	52,851	17,652
Packaging materials	52,698	39,356
Work in process	264,566	136,280
	$447,276	$305,040

4.

PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Prepaid operating expenses	$38,400	$18,425
Deposit on manufactured goods	—	14,065
Interest receivable on investments	10,885	11,576
	$49,285	$44,066

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2008

5.

PROPERTY, PLANT AND EQUIPMENT

	September 30, 2008
	Cost	(Unaudited) Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	586,954	108,767	478,187
Office equipment	40,495	35,879	4,616
Manufacturing equipment	988,588	483,116	505,472
Warehouse equipment	29,141	5,482	23,659
Computer equipment	116,735	83,490	33,245
	$1,851,913	$716,734	$1,135,179

	December 31, 2007
	(Audited)
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	586,954	86,757	500,197
Office equipment	40,495	33,115	7,380
Manufacturing equipment	620,826	469,060	151,766
Warehouse equipment	27,608	1,216	26,392
Computer equipment	116,735	69,778	46,957
	$1,482,618	$659,926	$822,692

6.

OTHER ASSETS

	September 30, 2008
	Cost	(Unaudited) Accumulated Amortization	Net Carrying Amount

Patents	$72,381	$6,547	$65,834

	December 31, 2007
	Cost	(Audited) Accumulated Amortization	Net Carrying Amount

Patents	$60,961	$5,531	$55,430

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2008

7.

CAPITAL STOCK

(a)

Common Shares

During the nine month period ended September 30, 2008, the Company issued 5,000 Common Shares to consultants for services.   On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  All Common Shares purchased under the NCIB have effectively been cancelled.

	Number of Shares	Amount
Balance, January 1, 2008	23,822,540	$8,303,054
No shares were issued	—	—
Balance, March 31, 2008	23,822,540	8,303,054
Shares purchased in buyback	(117,500)	(40,722)
Balance, June 30, 2008	23,705,040	8,262,332
Shares purchased in buyback	(55,000)	(18,853)
Shares issued to consultants	5,000	1,700
Balance, September 30, 2008	23,655,040	$8,245,179

(b)

Purchases of Equity Securities

Pursuant to the terms of the NCIB, during the three and nine month periods ended September 30, 2008, the Company purchased 55,000 and 172,500, respectively, of its Common Shares at an average purchase price of $0.38 and $0.37, respectively.  The total repurchases cost for these Common Shares for the three and nine month periods ended September 30, 2008 was $20,729 and $64,384, respectively. For the three and nine month periods ended September 30, 2008, $18,853 and $59,575, respectively, has been allocated to capital stock for the weighted average stated value of the shares in capital stock and $1,876 and $4,809, respectively, has been recorded to deficit for the amount in excess of the weighted average stated value.

(c)

Paid-in Capital Options - Outstanding

The changes to the paid-in capital options are as follows:

Amount
Balance, January 1, 2008	$123,002
Expense recognized for options to directors/employees	5,589
Balance, March 31, 2008	128,591
Options expired	(68,399)
Expense recognized for options to directors/employees	7,538
Balance, June 30, 2008	67,730
Expense recognized for options to directors/employees	1,903
Balance, September 30, 2008	$69,633

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2008

7.

CAPITAL STOCK (continued)

(d)

Paid-in Capital Options - Expired

The changes to the paid-in capital options are as follows:

Amount
Balance, January 1, 2008	$623,417
No options expired during the period	—
Balance, March 31, 2008	623,417
Options issued to directors/employees expired	68,399
Balance, June 30, 2008	691,816
No options expired during this period	—
Balance, September 30, 2008	$691,816

 (e)

Stock Based Compensation

The Company’s stock based compensation program includes stock options in which some options vest based on continuous service while others vest based on performance conditions, such as profitability and sales goals.  For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.  For performance-based awards, compensation expense is recorded over the remaining service period when we determine that achievement is probable.

During the nine month period ended September 30, 2008, there were 115,000 options granted (2007 – 140,000). These options vest one half on March 31, 2009 and the remaining one half on October 31, 2009, upon achieving certain financial objectives. During the second quarter of 2008, the Company determined that it was probable that profitability goals would be met during 2008, and the related performance based awards would vest.  During the third quarter of 2008, the Company reassessed the profitability goals and determined that it is no longer probable that the profitability goals will be met during the performance measurement period and as such, the related performance based awards will not vest.

Since share based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the three and nine month period ended September 30, 2008, the Company recorded $1,903 and $15,030 (2007 – $12,916 and $20,365) as compensation expense for options issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative.  The total number of options outstanding as at September 30, 2008 was 345,000 (2007 – 435,000).

As at September 30, 2008, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2007 – 4,629,452).

The average fair value of options expensed during the period ended September 30, 2008 was estimated at $0.69 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	3-5%
Expected life	3 years
Expected volatility	87-100%
Dividend yield	0%

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2008

7.

CAPITAL STOCK – Stock Based Compensation (continued)

The following table summarizes the unvested option activity for the nine months ended September 30, 2008:

	Shares	Market Price Per Share on Grant Date
Outstanding unvested at January 1, 2008	76,667	$0.69
Granted	115,000	0.50
Canceled	(2,500)	0.69
Vested	(75,000)	0.50 – 0.69
Outstanding unvested at September 30, 2008	114,167	$.050 – 0.69
Exercisable (vested) at September 30,2008	230,833	$0.69 – 0.91

8.

REVENUES

Revenue for the three and nine month periods ended September 30, 2008, includes products sold in Canada, international sales of products, royalty revenues and raw materials sold at cost to a former European licensee.    Revenue earned for the three and nine month periods ended September 30 is as follows:

	For the Three Month Period Ended		For the Nine Month Period Ended
Product sales	2008	2007	2008	2007
Domestic sales	$375,584	$346,742	$1,072,618	$685,974
International sales	100,609	51,181	376,470	105,826
Other revenue	1,096	1,256	3,192	1,821
	$477,289	$399,178	$1,452,280	$1,194,733

Royalties and licensing revenue
Royalty payments	$3,780	$216,218	$204,136	$394,834

9.

NET INCOME (LOSS) PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive.  The exercise price of all options outstanding at September 30, 2007, were out-of-the-money and therefore these stock options do not have a diluted effect on the earnings per share.  The following table sets forth the computation of loss per share:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2008	2007	2008	2007
Numerator – net income (loss) available to common shareholders
Net income (loss)	$(60,283)	$137,477	$(227,114)	$(212,523)
Denominator – Weighted average # of Common Shares outstanding	23,681,779	23,822,540	23,752,790	23,821,232
Earnings (loss) per share - basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2008

10.

STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
For the periods ended September 30	2008	2007	2008	2007

Accounts receivable	$60,502	$(86,762)	$95,957	$(99,730)
Inventories	(212,297)	2,924	(142,236)	55,441
Prepaids, deposits and sundry receivables	66,185	(128,444)	(5,219)	(136,495)
Taxes recoverable	(35,356)	—	(35,356)	—
Loan receivable	(1,077)	2,100	(1,077)	(14,945)
Accounts payable and accrued liabilities	157,445	164,537	29,897	(14,051)
Deferred revenues	430	11,627	(7,774)	10,127
	$35,832	$(34,018)	$(65,808)	$(199,653)

Non-cash transactions for the three and nine month periods ended September 30, 2008, for the purchase of manufacturing equipment were $47,152 (2007 – nil).

During the three and nine month periods ended September 30, 2008 there was no interest or taxes paid (2007 – nil).

 11.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst® product.   The agreement involved royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three year period, declining to a 2%  rate  effective October 1, 2003.  The final payment obligation in regards to this royalty agreement has been recorded and on September 30, 2008 the Company had fulfilled its obligations to this agreement. For the three and nine month period ended September 30, 2008, royalty payments were $1,870 and $4,348, respectively (September 30, 2007 - $1,148 and $3,753, respectively).

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

SEPTEMBER 30, 2008

11.

CONTINGENCIES AND COMMITMENTS (continued)

(e)

Leases

The Company presently leases office equipment under operating leases.  At September 30, 2008, the future minimum lease payments under operating leases are $17,159.

(f)

Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a university in the United States.  This program is on Bladder Urothelial research in interstitial cystitis and the Company incurred costs of US$235,923 for the period May 2005 to January 2008, to be paid over the term of the agreement. The Company has extended the agreement for an additional three month period between July and September 2008 at a cost of US$18,045.  During the three and nine month period ended September 30, 2008, the Company has recorded $18,697 (2007 - $18,368) and $24,832 (2007 - $66,891), respectively, as research and development costs.

12.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2008, the Company had two significant customers that represented 54% (one major wholesaler – 38%; and one international customer – 16%) of product sales (September 30, 2007 one customer (a major wholesaler) – 40%). During the nine month period ended September 30, 2008, the Company had two significant customers that represented 47% (one major wholesaler – 34%; and one international customer – 13%) of product sales (September 30, 2007 one customer (a major wholesaler) – 37%).

13.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services in regards to investor and financial relation issues. Compensation under the agreement is $6,000 per month.  For the three and nine month period ended September 30, 2008, the Company has recorded $18,000 and $54,000, respectively (2007 - $18,000 and $54,000, respectively) as selling, general and administrative costs.

14.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the nine month periods ended September 30, 2008 and 2007.  The Company has loss carry-forwards at September 30, 2008 totaling $2,665,372, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2008 and 2027.  As a result of FIN 48, “Accounting for Uncertainty in Income Taxes”, there was no material impact on the Company's financial statements. The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,819,300.

The non-refundable portion of the tax credits as at September 30, 2008 was $339,200.  All taxable benefits are fully allowed for because the realization of the assets remains to be undeterminable.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2008

15.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company has evaluated this pronouncement and has determined that there is no impact on its financial statements.

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

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2008

The Company is engaged in the sale of three lines of product:

	For the Three Month		For the Nine Month
	Period Ended September 30		Period Ended September 30
For the periods ended September 30	2008	2007	2008	2007
NeoVisc	78.8%	52.1%	72.9%	60.7%
Uracyst	18.5%	11.3%	12.8%	12.7%
BladderChek	1.5%	0.9%	1.6%	1.0%
Other	1.2%	35.7%	12.7%	25.6%

17.

FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business.  During the three and nine month periods ended September 30, 2008 the Company had foreign currency gain (loss) of $15,411 and  $23,445, respectively, (2007 - ($37,167) and  ($25,427), respectively).  These amounts have been included in selling, general and administrative expenses.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on November 12, 2008 and should be read in conjunction with the September 30, 2008 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth  dollar.

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

CRITICAL ACCOUNTING POLICIES

The United States Securities and Exchange Commission (the "SEC") defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment.  The Company’s financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The preparation of these statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  The Company bases its estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the Company’s carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates.  The Company’s critical accounting policies include:

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

Fair Value Options

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

The adoption of SFAS 159 did not have an impact on the Company’s shareholders’ equity and net loss and comprehensive loss as the Company has not made an election to measure its eligible financial assets and liabilities at fair value, to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company has evaluated this pronouncement and has determined that there is no impact on its financial statements.

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

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical ("Shanghai") for the sale of Uracyst in China.  All product specifications have been approved by the Chinese regulatory body ("SFDA") and the final document submission was delivered to the SFDA in June 2007.  Although the Company anticipated this registration would have occurred in 2007, to-date such approval has not been granted.  The Company has been in discussions with an associate of Shanghai in regards to regulatory documents that have been requested by the SFDA.  At this time it is uncertain as to if or when approval will be received from the SFDA.

In November 2005, the Company entered into a license agreement with Al-Mohab Trading & Contracting ("Al-Mohab") for the sale of NeoVisc in Kuwait.  In September 2008, the Company issued written notification to Al-Mohab, that this agreement would not be renewed will terminate effective November 4, 2008.

 In December 2005, the Company entered into a licensing agreement with Megapharm for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health of Israel, Uracyst still lacks approval on the reimbursement formulary. Sales for Uracyst in this market are expected to remain slow until reimbursement status is received.  At this time it is uncertain as to if or when reimbursement will be received.

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

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States.  In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States.  Watson is responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States.  Watson has commenced a Canadian-based, placebo controlled, pilot clinical study in IC patients, which concluded  in June 2008. The results of this study will be utilized in designing the pivotal Phase III safety and efficacy trial, the data from which will be submitted to the United States Food and Drug Administration (FDA) in support of marketing approval.

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

In October 2008, the Company entered into a licence agreement with, Eczacibasi Ilac Pazarlama A.S. ("EIP"), for the distribution and sale of Uracyst® in Turkey and the Turkish Republic of Northern Cyprus. Under the terms of the agreement, EIP has agreed to obtain all necessary regulatory approvals at its sole cost and will pay the Company an upfront milestone payment plus a specified transfer price in exchange for the rights to an exclusive license for this territory.  This agreement has an initial five year term and may be renewed for an additional three year term by mutual agreement.

Interim results of a 50 patient Canadian, community based, clinical trial with Uracyst is showing positive results.  The Company anticipates these results to be formally published or presented by the fourth quarter of this year and although there can be no assurance, believes that these results will have a positive impact on Uracyst sales in all sectors.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people.  The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008

For the nine month period ended September 30, 2008, total operating revenues from all sources increased by 4.2% to $1,656,400 compared to $1,589,600 in the same period during 2007.  Domestic sales for NeoVisc were up 2.4%, while Uracyst sales were up 6.8% due mainly to stronger growth in the last two quarters.  International sales increased by 139.8% over the same period during 2007, due to increased NeoVisc sales to European partners.  Royalty revenue decreased by 48.3% to $204,100 compared to $394,800 in the same period during 2007, due to the discontinuation of Stellar’s pan-European partnership.  Although there can be no assurance, Stellar expects to have new license partners in place in the last quarter of 2008 to help restore Uracyst international sales activity.

For the three month period ended September 30, 2008, total operating revenue from all sources decreased by 21.8% to $481,100 compared to $615,400 for the same quarter in 2007.  The lack of royalty income for Uracyst sales in Europe, due to the termination of the European license agreement as of March 31, 2008 had a negative impact on revenue for this quarter.  However, total product revenue increased by 19.6% for the quarter ended September 30, 2008 compared to the same quarter of 2007.  Domestic sales showed improvement for this quarter with NeoVisc sales up by 3.2% and Uracyst sales up by 28.3%, compared to the same three month period in 2007.  International sales for the quarter were up 96.6% due to the increasing NeoVisc sales in Europe.  BladderChek sales for the three month and nine month periods ended September 30, 2008 were up 34.4% and 74.6%, respectively, over the same periods in 2007.  Even though the dollar impact of BladderChek sales is small at present, this product is expected to be a bigger part of Stellar’s sales going forward, as more clinics and physicians continue to sell the product directly to patients as they feel BladderChek is an effective tool to improve bladder cancer diagnosis.

The Company’s loss from operations for the first nine months of 2008 was down by 20.9% to $303,800 compared to a loss of $384,200 during the same period in 2007.  The Company reported a loss from operations for the three month period ended September 30, 2008 of $88,600 compared to income from operations of $31,500 for the same quarter in 2007.  The differential is attributed to the receipt of $216,200 in royalty payments from the mediated settlement for Uracyst made in 2007.

For the three month and nine month periods ended September 30, 2008, the Company incurred non-cash expenses for amortization and options compensation expense of $30,800 and $104,400, respectively, compared to $49,100 and $137,700, respectively, for the same periods in 2007.  In addition, for the three and nine month periods ended September 30, 2008, the Company issued shares for consulting services in the amount of $1,700 (2007 – nil$ and $3,500, respectively).

Gross Profit and Cost of Products Sold

Gross profit for the nine month period ended September 30, 2008 (exclusive of amortization of $45,600 (2007 - $78,000) increased by 5.3% to $1,335,200 compared to $1,267,500 for the same period in 2007.  Gross profit for the three month period ended September 30, 2008 (exclusive of amortization of $14,300 (2007 - $22,800) decreased by 27.3% to $388,900 compared to $534,900 for the same period in 2007.

Cost of products sold for the three and nine month periods ended September 30, 2008, was $92,200 and $321,200 or 19.3% and 22.1% of product sales, compared to $80,500 and $301,900 (without the effect of the $20,200 for write-downs) or 20.1% and 25.3%, respectively, of product sales in 2007.  Improvements included reductions in the cost of materials used in the manufacturing process, as well as, increased production yields.

Write-down of Obsolete Inventory

The Company had no obsolete inventory write-downs in the first nine months of 2008 (2007 - $20,200).

Research and Development

Stellar continues to invest in research, which is essential to advancing the use of its products in Canada and in international markets.  For the three and nine month period ended September 30, 2008, the Company recorded ($4,800) and $53,400 respectively, in research costs compared to $53,400 and $83,200,respectively, in the same period in 2007, a decrease of $29,700 or 35.7%.  This differential is mainly due to SR&ED tax credits applied in the third quarter of 2008, as well as, a reduction in expenses related to the agreement with the University of Oklahoma.

In 2008, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2008 were $1,496,200, compared to $1,451,300 for the same period in 2007.  A large portion of this increase was attributable to professional fees for accounting services of $63,600 compared to $35,200 recorded in the nine month period ended September 30, 2008 compared to the same period in 2007, an 80.6% increase.  In addition, professional fees for legal services increased to $40,200 compared to $7,800 for the same period in 2007.  This increase in fees was in large related services pertaining to the Company’s normal course issuers bid ("NCIB"), the Company de-listing from the Toronto Stock Exchange and the review of various agreements.  During this period, the Company paid fees to its board of directors totaling $28,500 (2007 - $31,750).

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income for the three and nine month periode ended September 30, 2008, was $18,600 and  $67,100, respectively, compared to $105,900 and $171,700, respectively, during the same period in 2007.  These amounts include interest received on short-term investments for both such period in 2008 and 2007.  Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net income (loss)	Earnings (loss) per share
September 30, 2008	$481,100	$(60,300)	$0.00
June 30, 2008	647,900	(68,000)	0.00
March 31, 2008	527,400	(98,800)	0.00
December 31, 2007	657,700	(123,000)	(0.01)
September 30, 2007	615,400	137,500	0.01
June 30, 2007	554,500	(88,600)	0.00
March 31, 2007	419,700	(261,400)	(0.01)
December 31, 2006*	3,061,600	2,120,300	0.09

* Includes one-time license fee income of US$2.2 million

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $2,594,800 at September 30, 2008 as compared with $3,211,100 at December 31, 2007.

As at September 30, 2008, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities.  Contributing to this decrease in cash for the nine month period ended September 30, 2008 was:

•

Capital expenditures of $354,000  (net of  $10,000 cash received from the sale of assets) related to property, plant and equipment, which included $10,700 in expenditures related to building enhancements;

•

Purchase for cancellation of capital stock in the amount of $64,400 pursuant to the Company’s normal course issuer bid; and

•

Research and development costs of $53,400 which has been reduced with receipt of the 2005 provincial tax credit.

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2008, with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period. Compensation under the agreement has been recorded at $6,000 per month or $54,000 for the nine month period ended September 30, 2008.  Pursuant to this agreement, LMT assists and will continue to assist the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued.  During the nine month period ended September 30, 2008, there were 5,000 Common Shares issued by the Company.

On April 1, 2008, the Company commenced a NCIB for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  All Common Shares purchased under NCIB will be immediately cancelled.  The details in regards to the purchases made during the three and nine month periods ended September 30, 2008 are set forth under the heading ‘Purchases of Equity Securities.’

As of the date of this report, the Company had 345,000 Common Share options outstanding at various exercise prices and expiry dates.

PURCHASES OF EQUITY SECURITIES

Pursuant to the terms of the NCIB, during the three and nine month periods ended September 30, 2008, the Company purchased 55,000 and 117,500, respectively, of its Common Shares at an average purchase price of $0.38 and $0.37, respectively. As at September 30, 2008, the Company had 23,655,040 Common Shares outstanding.

Pursuant to the terms of the NCIB, the total cost associated with such purchases for these Common Shares during the three and nine month periods ended September 30, 2008 was $20,800 and $64,400, respectively was recorded. For the three and nine month periods ended September 30, 2008, $18,900 and $59,600, respectively, has been allocated to capital stock for the weighted average stated value of the shares in capital stock and $1,900 and $4,800, respectively, has been recorded to deficit for the amount in excess of the weighted average stated value.

Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
April 1 to 30	55,000	$0.38	55,000	1,136,127
May 1 to 31	50,000	$0.37	50,000	1,086,127
June 1 to 30	12,500	$0.33	12,500	1,073,627
July 1 to 31	30,000	$0.34	30,000	1,043,627
September 1 to 30	25,000	$0.40	25,000	1,018,627
Total	172,500	$0.37	172,500	1,018,627

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2008, the Company had two significant customers that represented 54% (one major wholesaler – 38%; and one international customer – 16%) of product sales (September 30, 2007 one customer (a major wholesaler) – 40%). During the nine month period ended September 30, 2008, the Company had two significant customers that represented 47% (one major wholesaler – 34%; and one international customer – 13%) of product sales (September 30, 2007 one customer (a major wholesaler) – 37%). The Company believes that its relationship with these customers is satisfactory.

OUTLOOK

As at September 30, 2008, the Company is debt free and had working capital of $2,981,200. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Stellar is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer ("CEO")  and Chief Financial Officer ("CFO"), on a timely basis so that appropriate decisions can be made regarding public disclosure.

For the three and nine month periods ended September 30, 2008, an internal evaluation was carried out by our CEO and our CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission ("SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Although management performs periodic evaluations of its internal controls, no formal evaluation has been documented or approved by the Company’s audit committee to date.  As Stellar is a small company with centralized financial reporting, management believes its daily involvement with the business, enables management to give reasonable assurance that adequate controls are in place.  The Company, however, in response to a recent SEC review letter, is in the process of formalizing its 2007 year end evaluation report, and will submit this evaluation to the Company’s audit committee and its auditors once this formal evaluation has been completed. Although there can be no assurance, the Company believes that the lack of formally documenting its internal control procedures has not caused material weakness with its internal control over financial reporting.  To the extent that any material weakness or deficiencies result from the formalized evaluation process, the Company shall provide a plan to address such material weaknesses or deficiencies. However, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

STELLAR PHARMACEUTICALS INC.

By:	/s/ PETER RIEHL
Peter Riehl Chief Executive Officer

Date:  November 12, 2008