Form 10KSB/A
period 2007-12-31
STELLAR PHARMACEUTICALS INC
filed 2009-01-13
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-KSB/A is being filed to amend the disclosure under Item 8 Evaluation of Disclosure Controls and Procedures of Part II of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on April 2, 2008.  The Form 10-KSB filed did not include management’s assessment of internal control over financial reporting and its conclusion that our financial reporting was ineffective as of December 31, 2007.  The Company received a comment letter from the SEC Staff alerting us to this error and we are filing this Form 10-KSB to include management’s report on its internal control over financial reporting.  This Form 10-KSB/A also revives our conclusions regarding the effectiveness of our disclosure controls and procedures as a result of this omission.  As a result of our failure to include a statement of the internal controls over financial reporting in our Form 10-KSB, the Company has concluded that our disclosure controls and procedures were ineffective as of December 31, 2007.  We have improved our disclosure controls and procedures to ensure that periodic and current reports comply with requirements of the then applicable Form and rules and regulations under the Securities Exchange Act of 1934, as amended.

Except as set forth above, this Form 10-KSB/A does not modify, amend or update in any way any other items or disclosure in the Form 10-KSB.  This Form 10-KSB continues to speak as of the date of the original Form 10-KSB and other than as specifically reflected in the Form 10-KSB does not reflect events occurring after the filing of the original Form 10-KSB.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, on a timely basis so that appropriate decisions can be made regarding public disclosure.

As at the end of 2007, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the failure to include in Item 8A of the original Form 10-KSB filed on April 2, 2008, a statement of its internal control over financial reporting.  In addition to filing this Amendment No. 1 on Form 10-10KSB to remedy this omission, management has taken steps to improve its disclosure controls and procedures to ensure that its reports filed pursuant to the Exchange Act contain the required disclosures specified in the SEC and OSC rules and regulations and the applicable forms then in effect.

Internal Control Over Financial Reporting

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of its controls over financial reporting on a risk based approach using the elements of the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, the Company concluded that there was a material weakness in internal controls pertaining to adequate controls on access to information technology which were not in place as at December 31, 2007.  The company has formulated a plan to remediate the deficiency noted, which includes the replacement of its computer application with one that has stronger access and internal controls.

This weakness and its related risks are not uncommon in a company the size of Stellar because of limitations in size and number of staff. The Company believes it has taken measures to mitigate the risk associated to this control weakness.  The Company believes that it must take additional steps to further mitigate these risks by consulting outside advisors on a more regular and timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Filed April 2, 2008 – 2007 10-KSB Filing

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2009	Stellar Pharmaceuticals Inc.

	By:	/s/ ARNOLD TENNEY
Name: Arnold Tenney
Title: Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 12, 2009	By:	/s/ ARNOLD TENNEY
Name: Arnold Tenney
Title: Chairman of the Board

Date: January 12, 2009	By:	/s/ PETER RIEHL
Name: Peter Riehl
Title: Chief Executive Officer

Date: January 12, 2009	By:	/s/ ROBERT H. KAYSER
Name: Robert H. Kayser
Title: Director

Date: January 12, 2009	By:	/s/ JOHN J. KIME
Name: John J. Kime
Title: Director

Date: January 12, 2009	By:	/s/ JOHN M. GREGORY
Name: John M. Gregory
Title: Director

Date: January 12, 2009	By:	/s/ JANICE M. CLARKE
Name: Janice M. Clarke
Title: Chief Financial Officer

4