Form 10-K
period 2008-12-31
STELLAR PHARMACEUTICALS INC
filed 2009-04-10
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

(519) 434-1540

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ Global Markets
(Title of class)	(Name of exchange)

Securities registered pursuant to Section 12(g) of the Act: None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $5,249,500.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On March 31, 2009, 23,515,040 shares of the registrant's common stock were issued and outstanding.

General

In this annual report, “Stellar” and the “Company” refer to Stellar Pharmaceuticals Inc., an Ontario, Canada corporation. All dollar amounts in this annual report are stated in Canadian Dollars unless stated otherwise. Certain terms used in this annual report are defined below in the section entitled “Glossary.” The names of products referred to in this annual report are the trademarks or registered trademarks of their respective owners. All rights reserved.

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

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those listed under "Risks and Uncertainties" in Item 1A of this annual report, any of which could cause actual results to vary materially from current results or the Company's anticipated future results. The Company assumes no responsibility to update the information contained herein.

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 31, 2009, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.7935 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2008, 2007 and 2006.

	Years ended December 31,
	2008	2007	2006
At End of Year	0.8166	1.0120	0.8581
Average	0.9381	0.9304	0.8817
High	1.0289	1.0905	0.9099
Low	0.7711	0.8437	0.8528

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

DESCRIPTION OF BUSINESS

Overview

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

Stellar has developed and currently markets the following three medical products: (i) NeoVisc®, (ii) Uracyst® and (iii) the Uracyst® Test Kit. NeoVisc, a three injection, high molecular weight, sodium hyaluronate therapy, was developed to provide a cost-effective alternative treatment to the over 3 million Canadians suffering from osteoarthritis. Uracyst, a chondroitin sulfate-based therapy, and the Uracyst Test Kit were developed to identify defective bladder linings and provide symptomatic relief to patients with glycosaminoglycan (GAG) deficient cystitis such as interstitial cystitis. Each of these products has received regulatory approval in Canada. Uracyst and the Uracyst Test Kit are patented in the United States and in Canada with international patents pending.

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

During the three-month period ended, the Company signed four license agreements for various European territories, to improve penetration into these markets. As provided in these agreements, the Company received $232,600 in non-recurring, non-refundable license fees, which were recognized as income in 2008. In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in these European markets.   The terms of these license agreements are as follows:

Licensee	Agreement Date	Territory	Agreement Term
EIP Eczacibasi Ilac Pazarlama	October 2008	Turkey and the Turkish Republic of Northern Cyprus	5 years +
Galen Limited	December 2008	United Kingdom and the Republic of Ireland,	10 years +
VitaFlo Scandinavia AB	December 2008	Denmark, Finland, Iceland, Norway, Sweden	5 years +
EuroCept B. V.	December 2008	Netherlands, Belgium and Luxembourg	10 years +

+ Extensions of 3 years applies to these contracts.

In November 2007, the Company entered into license and supply agreements with Torrex Chiesi Pharma GmbH ("Torrex Chiesi") to grant the exclusive rights and license to use the methods and technical know-how for the purposes of developing, marketing and selling NeoVisc in Eastern Europe.  The territory covers a number of countries, including Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States ("CIS").  The term of this agreement will continue for a period of five years and will be renewable for an additional three years, unless earlier terminated by either party.

In December 2006, the Company entered into license and supply agreements with Watson Pharma, Inc. ("Watson"), whereby Watson was granted the exclusive rights and license to use the methods and technical know-how for the purposes of developing, marketing and selling Uracyst products in the United States.  As provided in the agreements, the Company received non-recurring, non-refundable license fees which were recognized as income in 2006. In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States.    The term of this agreement will continue for a period of fifteen years and will be renewable for an additional two years, unless earlier terminated by either party.

In July 2006, the Company entered into a licensing agreement with Bio-technic Romania SRL for NeoVisc in Romania.  Sales in this territory have showed significant growth in 2008, with a 209.5% growth over 2007. The term of this agreement has been extended until June 2014.

In December 2005, the Company also entered into a license agreement with Megapharm Ltd for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health; it still lacks approval on the reimbursement formulary. Further sales for Uracyst in this market are not expected until reimbursement status is received, which at the time of this report is uncertain.. The term of this agreement is for a period of five years.

In November 2005, the Company entered into a license agreement with Al-Mohab Trading & Contracting for the sale of NeoVisc in Kuwait.  This agreement was terminated in September 2008 due to lack of performance.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  All product specifications have been approved by the Chinese regulatory body ("SFDA") and the final document submission was delivered to the SFDA in June 2007.  Although the Company anticipated this registration would have occurred in 2007, to-date such approval has not been granted.  The Company is uncertain at this time, as to when final approval by SFDA will be received.

In August 2005, the Company entered into a distribution agreement with Technimed for the sale of NeoVisc in Lebanon.  Although, sales recorded for Technimed continue to be a small portion of the international revenues, an increase of 74.6% in 2008 compared to those recorded in 2007. The term of this agreement has been extended until June 2010.

In July 2005, the Company entered into a license agreement with Innogen Ilac for the sale of NeoVisc in Turkey.  This agreement expired in 2008 and was not renewed on or before its renewal date.

In June 2004, the Company signed a NeoVisc® license agreement with Triptibumis Sdn. Bhd. ("Triptibumis") for the sale of NeoVisc in Malaysia, Singapore and Brunei.  Triptibumis has obtained reasonable success in this small, competitive market. New areas of the territory however, have been slow in receiving regulatory approval.  Although it was expected that some of these territories would receive approval in the first half of 2008, to date no such approvals have occurred.  The Company is uncertain at this time as to when such regulatory approval will occur. The term of this agreement has been extended until June 2010.

In June 2003, Stellar entered into distribution agreements with BurnsAdler Pharmaceuticals to sell Stellar’s products in Latin America and the Caribbean. Sales have been ongoing in the Dominion Republic and Bahamas, two of the smaller territories included in the territory, but progress has been slow in the major Latin American markets due to competitive pricing issues. The term of this agreement is for a period of ten years.

On December 28, 2001, the Company entered into a license agreement with G. Pohl-Boskamp GmbH & Co. ("Pohl-Boskamp"), to grant the exclusive rights and license to use the methods and technical know-how for the purposes of manufacturing, marketing and selling Uracyst-S products in specified territories in Europe.  In consideration thereof, the Company received a combination of non-recurring, non-refundable license fees and royalty payments.  This agreement was terminated effective March 31, 2008.

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

Osteoarthritis and Treatment Options: Osteoarthritis is a degenerative disease associated with long-term wear on weight bearing joints. With no known cure, it is estimated that OA affects an estimated 33% of persons over 45 years of age, and approximately 85% over the age of 70. The Canadian Arthritis Association estimates that 3 million Canadians suffer from the “osteo” form of arthritis. Stellar estimates the number of OA sufferers in American to be over 30 million. The aggregate number of patients with OA is expected to grow significantly as the average age of the population increases.

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

(v)

in November of 2007, the Company signed a licensing agreement with Torrex Chiesi Pharma GmbH, based in Vienna, Austria for the distribution and sale of NeoVisc in Eastern Europe. The territory covers a number of countries, including Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States.

Uracyst

Stellar developed Uracyst, a sterile 2.0% sodium chondroitin sulfate solution available in a 20 mL vial. Uracyst is used in the treatment of certain forms of IC and non-common cystitis. This product is instilled by catheter directly into a patient’s bladder.

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

Uracyst is typically instilled weekly for six weeks, then once a month until symptoms resolve. Because these types of cystitis are typically chronic diseases of no known cause, patients will usually require re-treatment after a variable period of time when symptoms recur.

The Company has been issued a patent in the United States and Canada for the use of the Uracyst Test Kit and Uracyst treatments and has international patents pending. Uracyst and the Uracyst Test Kit are both classified in Canada by TPD as medical devices under the Medical Devices Regulations of the Food and Drugs Act (Canada).

In order to obtain the necessary clinical work for the approval of Uracyst, Stellar entered into an agreement with Dr. Gary Steinhoff of Vancouver, British Columbia. Under this agreement, Dr. Steinhoff agreed to perform such work, on behalf of Stellar, in consideration for a declining variable royalty payable until August 31, 2008. The royalty was based upon a percentage of Uracyst net sales. The royalty percentage for the period which began on September 1, 2003 and ended on August 31, 2008 was based on a declining rate of 5% to 2%. The Company’s obligation to Dr. Steinhoff in regards to this agreement was completed in October 2008, with the issuance of the final royalty payment. Dr. Steinhoff is not otherwise affiliated with Stellar or any of its officers, directors or principal shareholders.

In December 2001, the Company entered into a license agreement (the “European License”) with Pohl-Boskamp of Hohenlockstedt, Germany. Under the European License, Pohl-Boskamp was granted the exclusive right to manufacture market and sell the Company’s Uracyst product line in Europe. In consideration for the grant of such exclusive right, Pohl-Boskamp made a cash payment to Stellar upon execution of the European License and at the time of Pohl-Boskamp’s first sale of Uracyst products in Europe, which occurred in December of 2003. Pohl-Boskamp was also obligated to pay the Company a royalty based on the quarterly net sales of Uracyst products by Pohl-Boskamp and its affiliates and sub-licensees. In April 2007, the Company terminated its license agreement with Pohl-Boskamp. Pohl-Boskamp disputed the basis on which the Company terminated the agreement and the consequences that result from such termination. The parties attended mediation in September 2007 where they agreed to a settlement of this dispute. Under the terms of the settlement the parties agreed that the license agreement would remain in full force and effect until March 31, 2008. In late 2008, the Company signed four new Uracyst licensing agreements for eleven European countries and continues in discussions with other potential partners for the remaining European countries. Stellar expects to have most of these markets covered and selling Uracyst in 2009.

In addition, the Company signed the following agreements for Uracyst:

(i)

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.

(ii)

Stellar also entered into a licensing agreement in December 2005 with Megapharm for the sale of Uracyst in Israel.

(iii)

In December 2006, the Company signed a license and supply agreement with Watson who was granted an exclusive license to use certain of the Company’s methods and technical know-how for the purposes of developing, marketing and selling Uracyst products in the United States.

(iv)

In late 2008, the Company signed four licensing agreements in Europe to improve penetration into this important market. EIP Eczacibasi Ilac Pazarlama signed an Uracyst licensing agreement in October 2008, for Turkey and the Turkish Republic of Northern Cyprus. In December 2008, the Company signed Uracyst license agreements with; Galen Limited, for the United Kingdom and the Republic of Ireland, with VitaFlo Scandinavia AB, for Denmark, Finland, Iceland, Norway, Sweden and with EuroCept B. V. for the Netherlands, Belgium and Luxembourg.

The Company used consultants to source licensees for European contracts entered into by Stellar in 2008.   These agreements involved royalty payments to be issued to the consultants upon the signing of the license agreement.  The royalty payments being issued to consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received.  In addition, royalty payments were also based on 4 % of the total Uracyst sales at a declining rate of 1% per year over a four-year period, declining to a 1% rate effective in the final year.

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

In severe cases, several types of surgery have been performed including bladder augmentation and urinary diversion. Products available for treating IC vary in their effectiveness. Most work for short periods of time and, in general, are effective in about 30% to 40% of patients. Some therapies can take up to six months of active treatment before patients start to show symptomatic improvement.

Market For Uracyst: Data on the number of IC patients being treated and the method of treatment are not readily available in Canada or the United States. Many products such as dimethylsulfoxide (DMSO) and heparin are not used exclusively to treat IC. This lack of detailed end-use product and prescription data make it difficult to define the size of the IC market. An epidemiology study estimates the number of people in the United States with IC as being between 750,000 to 1,500,000 and from which Canada extrapolates to between 75,000 to 150,000 IC patients.  It is believed that all other markets have a similar per capita incidence of IC.

Marketing Strategy: Stellar currently markets Uracyst directly to physicians and pharmacies (although in many cases the patient is the ultimate purchaser) in Canada. Stellar focuses its promotion to a core group of urologists currently treating interstitial cystitis, largely in major Canadian urban centers (i.e., all Provincial capitals and cities with medical teaching centers). Management estimates that there are over 550 practicing urologists in Canada and 7,500 in the United States. This well-defined target audience makes direct marketing an effective strategy for Stellar. Pursuant to the European license, Stellar markets its Uracyst product line in Europe through European licensees.

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

Elmiron has a typical cost of about $150 per month as compared to $80 per month for DMSO and $65 per month for Uracyst.

BladderChek

Stellar has licensed BladderChek for the Canadian market from Inverness Medical Innovations North America, Inc. (successor to certain contracts of Matritech, Inc.). The initial term of this licence began on January 1, 2004 and ends on December 31, 2011. The BladderChek test is a simple to use, point-of-care, in vitro diagnostic test for bladder cancer, and provides results (within 30 minutes) while the patient is in the physician's office. By placing four drops of urine on the BladderChek test cassette, a physician is able to detect the presence of elevated NMP22.

The scientists that developed BladderChek discovered that high levels of the nuclear matrix protein, NMP22, in urine frequently indicated the presence of cancer. This protein is found in the nuclei of cells where they contribute to nuclear structure and regulate important cell functions. NMP22 is elevated in bladder cancer cells 20 to 80 fold and is released into the urine of bladder cancer patients.

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

BladderChek is being sold at a competitive price to cytology, which is an important selling feature, given that BladderChek is 3 to 5 times more effective than cytology. The excellent clinical support combined with BladderChek’s ease of use and price point is one key to its early adoption in most centres. Stellar is currently working on moving BladderChek through the complex institutional protocols of the large teaching hospitals. Stellar expects to see a faster adoption as reimbursement issues are resolved in these larger hospitals.

Sales and Distribution

Stellar currently has five sales representatives, promoting its products in key Canadian centres. These sales representatives primarily target medical physicians, pharmacies, hospitals and patient support groups. Stellar is building a sales network across Canada to generate NeoVisc and Uracyst sales. See “– Human Resources.” Marketing and sales efforts are coordinated from Stellar’s office located in London, Ontario. Stellar will continue to seek to build a strong network of representatives selling its products and in-licensed products in Canada.

As discussed above, Stellar’s product line has been out-licensed to companies in the United States, Western Europe, Eastern Europe, Romania, Russia, China, Israel, Middle East, Latin America, Caribbean, Malaysia, Singapore and Brunei.

Customers

The Company has historically derived the majority of its revenues from a small number of major customers, although the composition of this group of customers has changed from year to year. In the event that one or more of these major customers significantly reduce or terminate their purchases of the Company’s products, the Company’s results of operations and financial condition could be materially affected. The Company has not, however, received any indication that any of its current customers intends to discontinue its relationship with the Company or to reduce purchases of the Company’s products.

Human Resources

The Company currently employs thirteen full-time employees. Eight of these employees are located at the Company’s main office in London Ontario, Canada. The remaining five employees sell the Company’s products in major urban areas throughout Canada. The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs and administration over the next 18 to 24 months. Management of the Company believes that its relations with its employees are good.

The Company is substantially dependent on the services of its key senior management personnel. The Company has entered into an employment agreement with Peter Riehl, the Chief Executive Officer. See “Item 10 - Executive Compensation”. The loss of the services of Mr. Riehl, or any other key management employee, would have a material adverse effect on the Company. The Company does not maintain key man life insurance on the life of Mr. Riehl. In addition, the Company’s future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical and marketing personnel. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive.

Manufacturing

Stellar currently outsources the manufacturing of its products to special sterile facilities, operated by third party contractors. These facilities, which are in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice ("cGMP") regulations, have sufficient excess capacity at present to meet the Company’s short and long term objectives. A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

The Company has established non-contractual supply arrangements for its raw materials with several sources. Stellar currently purchases the HA used in NeoVisc from Fidia Farmaceutici S.p.A. and the chondroitin sulfate used in the formulation of Uracyst from Bioiberica S.A., a Spanish supplier. In the event of an interruption in the supply of these raw materials from such suppliers, the Company has a sourced a secondary supplier for the HA raw material and believes it would be able to secure similar raw materials at competitive prices from other suppliers located worldwide.

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

Patent and Proprietary Protection

Where deemed appropriate, Stellar files patent applications for technologies, which it owns or in respect of which it has acquired a license and, if necessary, then further developed to make such technologies marketable. Such applications may cover composition of matter, the production of active ingredients and their novel applications.

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

Stellar has received a license to manufacture and sell NeoVisc, Uracyst and the Uracyst Test Kit in Canada from the TPD. These products are regulated under the Medical Devices Regulations of the Food and Drugs Act (Canada) and the regulations promulgated thereunder by TPD to ensure the safety and efficacy of medical devices for the Canadian public. The Company is in material compliance with all such regulations and was audited and approved ISO 13485:2003 re-certification on March 12, 2009.

Under the European authority, Stellar must gain approval for its products by complying with MDD regulations, which are similar to the Canadian system. Once approved in one of the member countries of the European Community ("EC"), Stellar can then apply for its CE mark. The CE mark amounts to an approval to sell in all of the 27 EC countries and allows for faster approvals in many other non-EC countries in Europe. Both NeoVisc and Uracyst are currently CE marked.

Stellar intends to market its products through its license agreement in the United States and, as such, it is important that a quality assurance program be designed to also comply with the FDA’s Medical Device cGMP regulations. Through its out-licensing partnerships, the Company believes that its products can be submitted for approval under the Pre-Market Approval ("PMA") program of the FDA for marketing in the United States. The FDA GMP regulations require significant documentation on all relevant procedures of the manufacturing and quality control of each product submitted for approval.

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

Although it can not be certain, Stellar anticipates that the FDA approval required to market Uracyst in the United States will be obtained around the end of 2011. There can be no assurance, however, that such FDA approvals will be obtained or that Stellar or its United States licensee will be able to successfully market its products in the United States. The costs associated with obtaining such FDA approval for Uracyst is the responsibility of Watson.

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

Future Product Development

Stellar believes that a well-targeted research and development program constitutes an essential part of its activities. Stellar is currently developing a number of new product line extensions, with the intention of expanding the indications for its current products, NeoVisc and Uracyst, and, ultimately, expanding into other product areas. However, Stellar’s efforts will be focused initially on developing strategic partners to assist Stellar in gaining regulatory approval in the United States and certain international markets for its NeoVisc and Uracyst related products. These submissions will be a priority for the Company, as management believes that these markets offer significant opportunities for the sale of the Company’s products. The registration for all current products will likely require completion of clinical trials. Clinical work, done in Canada and the United States, can then be used for submissions for entry into other countries. As previously stated, Stellar has signed an agreement for Uracyst in the United States with Watson. Watson is responsible to fund the FDA approval process for Uracyst. Stellar continues to search for suitable partners for NeoVisc in the United States.

For the years ended December 31, 2008 and 2007, the Company expensed approximately $97,700 (2007- $102,800) on in-house research and development activities. The expense in 2008 however, was offset by provincial government tax cash refunds of $34,900 (2007 - $158,000) for research and development activities preformed in 2006, 2007 and 2008.

Item 1A.

RISKS AND UNCERTAINTIES

Investing in common shares in the capital of Stellar (the "Common Shares") involves a degree of risk.  You should carefully consider the following factors and all other information contained in this report before purchasing of our Common Shares.  If any of the following risks occur, our business, financial condition and/or results of operations could be materially and adversely affected.  In that case, the trading price of our Common Share could decline, and you may lose some or all of your investment.

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

-

the Company’s dependence on a few customers and a few suppliers, the loss of any of which would negatively impact the Company’s operations;

-

the need to develop and commercialize new products which will require further time-consuming and costly research and development, the success of which cannot be assured;

-

the Company’s dependency on third parties for manufacturing, materials and for research, development and commercialization assistance and support;

-

the Company’s dependency on assurances from third parties regarding licensing of proprietary technology owned by others; government regulation and the need for regulatory approvals for both the development and commercialization of products, which are not assured;

-

uncertainty that the Company’s products will be accepted in the marketplace; rapid technological change and competition from pharmaceutical companies, biotechnology companies and universities, which may make the Company’s technology or products obsolete or uncompetitive;

-

the need to attract and retain skilled employees; risks associated with claims of infringement of intellectual property and of proprietary rights;

-

risks inherent in manufacturing (including up-scaling) and marketing; product liability and insurance risks;

-

risks associated with clinical trials, including the possibility that trials may be terminated early, delayed or unsuccessful;

-

exchange rate fluctuations; political, economic and environmental risks; the need for performance by buyers and suppliers of products;

-

the Company’s dependency on performance by its licensees regarding the sale of our licensed-out products, NeoVisc and Uracyst; and

-

the risk of unanticipated expenses or unanticipated reductions in revenue, or both, any of which could cause the Company to reduce, delay or divest one or more of its research, development or marketing programs.

Competitive Risks

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

Manufacturing Risks

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

International Contract & Currency Risks

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

Additional Information

We make available free of charge through our website, www.stellarpharma.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

The public may read any of the items we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.

PROPERTIES

In 2004, the Company moved its main office to 544 Egerton Street in London, Ontario, Canada by purchasing the property and building located at such address for $450,000. In connection therewith, the Company has incurred costs to-date of $226,954 for renovations to the office, packaging and warehouse space of approximately 10,600 square feet in the aggregate contained in the building. Stellar believes that its existing property is in good condition and suitable for conducting of its business.

ITEM 3.

LEGAL PROCEEDINGS

Stellar may periodically become subject to legal proceedings and claims arising in connection in business. The Company does not believe that there were any claims outstanding against it as of the date of this report, which will have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the quarter ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

		($) (USD)
		High	Low

2008	First Quarter	0.58	0.33
	Second Quarter	0.45	0.33
	Third Quarter	0.51	0.32
	Fourth Quarter	0.42	0.22
2007	First Quarter	0.92	0.65
	Second Quarter	0.87	0.60
	Third Quarter	0.72	0.47
	Fourth Quarter	0.66	0.37
2006	First Quarter	1.38	0.86
	Second Quarter	1.12	0.77
	Third Quarter	1.01	0.80
	Fourth Quarter	1.22	0.70

On March 31, 2009, the last reported per share sale price for the Common Shares on the OTC Bulletin Board was $0.29 (USD).

Purchases of Equity Securities (expressed in Canadian dollars)

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
April 1 to 30	55,000	$0.38	55,000	1,136,127
May 1 to 31	50,000	$0.36	50,000	1,086,127
June 1 to 30	12,500	$0.32	12,500	1,073,627
July 1 to 31	30,000	$0.33	30,000	1,043,627
September 1 to 30	25,000	$0.42	25,000	1,018,627
October 1 to 31	50,000	$0.38	50,000	968,627
November 1 to 30	25,000	$0.38	25,000	943,627
December 1 to 31	25,000	$0.27	25,000	918,627
Total	272,500	$0.36	272,500	918,627

Holders

As at January 1, 2009, there were 28 holders of record of the Common Shares.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2008 with respect to Common Shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 10 – Executive Compensation.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in Canadian Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	105,000	0.69	1,874,452

Equity compensation plans not approved by security holders	—	—	—

Total	105,000	0.69	1,874,452

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

Capital Gains

A non-resident of Canada is not subject to tax under the Tax Act in respect of a capital gain realized upon the disposition of a share of a public corporation for purposes of the Tax Act unless the share represents taxable Canadian property to the holder thereof. A share of a public corporation will be taxable Canadian property to the holder thereof if, at any time during the period of sixty (60) months immediately preceding a disposition, the non-resident, persons with whom the non-

resident did not deal at arm’s length, or the non-resident together with persons with whom he did not deal at arm’s length, owned (or had an option in respect of or had an interest in) twenty-five percent (25%) or more of the issued shares of any class or series of the corporation or if, upon ceasing to be a resident of Canada, the holder elected that the share be taxable Canadian property. The Company is a public corporation for purposes of the Tax Act.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2008, neither Stellar nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any Common Shares.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (in Canadian Dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The following discussion and analysis was prepared on March31, 2009 and should be read in conjunction with the Company’s financial statements and notes thereto appearing elsewhere in this annual report.  Such discussion and analysis contains forward-looking statements.  The Company’s actual results may differ significantly from those projected in the forward-looking statements.  The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, important to the portrayal of the Company’s financial condition and results of operations and require management’s judgment.  The Company’s discussion and analysis of its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The preparation of these statements requires us the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  The Company basis its estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about our carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates.  Our critical accounting policies include:

Revenue Recognition.

Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition of Financial Statements" and Financial Accounting Standards Board ("FASB")  Emerging Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.  License fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestones and provided that collectibility is reasonably assured and other revenue recognition criteria are met.   Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collectibility is reasonably assured.  The Company has a "No Return" policy on the sale of its goods.

Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met, including whether the delivered element has stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. Non-refundable up-front fees for the transfer of methods and technical know-how, not requiring the Company to perform additional research or development activities or other significant future performance obligations, are recognized upon delivery of the methods and technical know-how.

Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no material future obligation, other than inconsequential and prefunctory support, as would be expected under such agreements and the amount of the royalty fee is determinable and collection is reasonably assured.

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

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2008

Total revenue for the year ended December 31, 2008 increased by 13.9% to $2,559,400 compared to $2,247,300 in the same period during 2007.  In 2008, the Canadian market showed positive growth. NeoVisc sales increased 3.6%, Uracyst sales increased 10.4% and BladderChek sales increase 39.1%, with a total increase in Canadian product sales of 4.8% (not including other items).  Given the market conditions in 2008, the Company felt these increases were exceptional.

International revenues were impacted with the lack of Uracyst royalty revenues in the last nine months, due to the termination of the European market licensing agreement with Pohl Boskamp as of March 31, 2008.  Royalty revenues decreased by 61% to $208,500 in 2008 from $535,300 for the same period in 2007.  Conversely, total NeoVisc sales for the twelve month period ended December 31, 2008, were up by 31.8%, in large partly due to the improved sales from our European partners.  It is also noteworthy to report that although the Company showed a loss in its royalty revenues, the strong European market growth for NeoVisc product sales, contributed greatly to the overall improvement in revenues in 2008 over those reported in 2007.

In the fourth quarter of 2008, the Company signed four new licensing agreements for Uracyst in various European markets with product orders being shipped to each of these licensees in the first quarter of 2009, the Company expects these partners to be actively selling Uracyst going into the second quarter of 2009.  Certain non-refundable license fees from these agreements were recorded as licensing revenue in 2008. The Company continues discussions with other potential Uracyst licensees and expects to have agreements in place for all of Europe in 2009.

Gross Profit and Cost of Products Sold

Gross profit for the year ended December 31, 2008, was $2,003,000 up 15.9% from $1,728,000 recorded for the same period in 2007. This improvement in gross profits was driven by the positive sales growth in domestic and international markets. Stellar’s cost of goods sold for the year ended December 31, 2008, decreased to 26.3 % of sales compared to 31.2% of sales for the same period in 2007. This decrease is due to the inclusion in 2007 of $20,200 compared to $260 in 2008 of the write-downs for obsolete inventory.

Research and Development

Stellar continues to invest in research which is essential to advancing the use of its products in Canada and in international markets. For the year ended December 31, 2008, the Company recorded $97,700 (2007 - $102,800) in research and development expenses before reductions of tax credits. Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit.  In prior years, the Company determined the collection of the tax credit was less than likely.  The expense recorded in 2008, was offset by provincial government tax credits of $34,900 (2007 - $158,000) from prior years, which the government has now assessed and approved.

During 2008, the Company continued its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production. This work is an ongoing task allowing Stellar to improve its manufacturing processes and remain competitive in the global market.

In 2008, the Company continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although it can not be certain, it is expected that Dr. Hurst’s work will further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2008 was $2,010,400 compared to $2,090,500, for the same period in 2007. The total decrease of $80,100 or 3.8%, includes a reduction of $19,200 in costs related to non-cash expenses for stock options issued to consultants and the directors, officers and employees of the Company which was reduced to $11,900 (2007 - $31,100), a reduction of $36,800 (2008 – $94,300 and 2007 - $131,100)) for consulting and other fees related to investor relations and a decrease of $67,000 related to effects of foreign currency (a foreign exchange gain of $40,400 recognized in 2008 compared to a foreign exchange loss of $26,700 recognized in 2007) recorded as selling, general and administrative expenses. This decrease was offset by an increase in royalty fees, related to royalty agreements for European licenses, of $24,600 to $29,600 for the year ended December 31, 2008, compared to $5,000 for the year ended December 31, 2007. During the year ended December 31, 2008, the Company paid fees to its board of directors totaling $38,000 (2007 - $41,000).

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for Stellar’s markets and developing additional products.

Interest and Other Income

Interest and other income during the twelve month period ended December 31, 2008 was $83,700 (2007 - $213,000). These amounts include interest received on short-term investments for both 2008 and 2007. In 2007, the amount included other income, which was comprised of the difference in the value of funds received for Pohl Boskamp related to the settlement agreement of $283,900, less $210,200 expenses incurred in regards to the termination and mediation processes, with the remaining $73,700 in funds recorded as other income.  Cash will be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
December 31, 2008	$903,000	$196,000	$0.00
September 30, 2008	481,100	(60,300)	0.00
June 30, 2008	647,900	(68,000)	0.00
March 31, 2008	527,400	(98,800)	0.00
December 31, 2007	657,700	67,200	0.00
September 30, 2007	615,400	135,400	0.01
June 30, 2007	554,500	(88,600)	0.00
March 31, 2007	419,700	(261,400)	(0.01)

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following amounts can be found under the heading “Results of Operations for the Year Ended December 31, 2008”.

Income Statement for the year ended	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Total revenue	$2,559,400	$2,247,300	$4,377,700
Cost of goods sold	556,400	519,300	456,200
Expenses	2,127,500	2,088,500	2,709,200
Net income (loss)	(31,100)	(147,400)	1,255,300
- basic	(0.00)	(0.01)	0.05
- diluted	n/a(1)	n/a(1)	0.05

Notes:

(1)

The diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Cash and cash equivalents	$2,106,000	$3,211,100	$3,515,200
Total assets	4,716,700	4,890,200	4,948,400
Total liabilities	361,800	417,400	362,700
Cash dividend declared per share	—	—	—
Shareholders’ equity
- Common shares	8,261,400	8,303,100	8,299,600
- treasury shares	(51,600)	—	—
- paid-in capital for cancelled Common shares	2,300	—	—
- paid-in capital options	758,300	746,400	715,300
- deficit	(4,615,600)	(4,576,600)	(4.429.200)
Total liabilities and shareholders equity	4,716,700	4,890,200	4,948,400

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,106,000 at December 31, 2008 as compared with $3,211,100 at December 31, 2007.

At December 31, 2008, the Company did not have any outstanding indebtedness.

While the Company has generated royalty revenue and revenue from the distribution of pharmaceutical products in Canada, this revenue has been insufficient to fund the Company’s research, development and marketing activities. Accordingly, the Company continued to incur losses in 2008 and drew from its holdings of cash and cash equivalents. Although there can be no assurance, the Company does expect to move towards a profitable status in 2009, thereby funding its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

Contributing to this decrease in cash was:

•

Capital expenditures paid for in the amount of $529,500 (net of $10,000 cash received from the sale of assets) related to property, plant and equipment:

•

Building enhancement which were expensed in the year $8,600;

•

Capital expenditures of $11,400 related to patent filings;

•

Purchase for cancellation of capital stock in the amount of $100,500 pursuant to the Company’s normal course issuer bid; and

•

Research and development costs of  $97,700 (non-exclusive of tax credits)

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2008 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period.  Compensation under the agreement has been recorded at $6,000 per month or $72,000 for the year ended December 31, 2008 (2007 - $72,000).  Pursuant to this agreement, LMT assists and will continue to assist the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the year ended December 31, 2008, the Company issued 5,000 Common Shares to consultants for services provided in 2008.  As of the date of this report, the Company has 23,515,040 Common Shares issued and outstanding.

As of the date of this report, the Company had 105,000 Common Share options outstanding at an exercise price of $0.69 per option.

PURCHASES OF EQUITY SECURITIES

On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  Pursuant to the terms of the NCIB, during year ended December 31, 2008, the Company purchased 272,500 (2007 –nil) of its Common Shares at an average purchase price of $0.36.  Of these Common Shares 125,000 Common Shares purchased under the NCIB had been cancelled as at December 31, 2008 and 147,500 are currently shown as treasury shares, to be cancelled.

The total repurchase cost for these Common Shares for the year ended December 31, 2008 was $100,514. For the year ended December 31, 2008, $43,351 has been allocated to capital stock and $51,625 has been allocated to treasury shares, for the weighted average stated value of the shares in capital stock, $7,866 has been recorded to deficit for the amount in excess of the weighted average stated value and the remaining $2,329 has been recorded to paid-in capital for cancelled Common Shares for the amount below the weighted average stated value.

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2008, the Company had two significant customers that represented 40% (one major wholesaler – 28%; and one international customer - 12%) of product sales (2007 – 36% representing one major wholesaler).  The Company believes that its relationships with these customers are satisfactory.

OUTLOOK

As at March 27, 2009, the Company is debt free and had working capital of $2,850,000. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

(ii)

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

(iii)

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

ITEM 8.

FINANCIAL STATEMENTS

The financial statements of the Company for 2008 including the notes thereto, together with the report thereon of Deloitte & Touche LLP Chartered Accountants are attached to the end of this annual report and are hereby incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

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

As at the end of 2008, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management conducted an evaluation of the effectiveness of its controls over financial reporting on a risk based approach using the elements of the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

ITEM 9B.

OTHER INFORMATION

Not applicable.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar as of the date of this report.

Name	Age	Positions

Peter Riehl	63	Director, President and Chief Executive Officer
Arnold Tenney	66	Chairman of the Board and Financial Advisor
John J. Kime	66	Director
Robert H. Kayser	66	Director
John M. Gregory	56	Director
Janice M. Clarke	48	Chief Financial Officer

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

The Company believes that all of its officers and directors have filed reports required by Section 16 (a) of the Exchange Act during 2008.

Code of Ethics

The Company has not adopted a code of ethics in light of its limited number of executive officers.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

The following table sets forth all compensation earned during each of the three years included in the period ended December 31, 2008 by the Chief Executive Officer of Stellar, such individual being the only executive officer of Stellar whose total annual salary, bonus and other annual compensation exceeded $100,000 (USD).

		Annual Compensation ($)(Cdn.)			Long Term Compensation
Name of Principal and Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options (#)

Peter Riehl	2008	183,333	—	—	—
President & Chief	2007	175,000	—	—	—
Executive Officer	2006	175,000	—	—	—

Employment Agreements and Termination of Employment

Effective as of September 1, 2000, Stellar entered into an employment agreement with Peter Riehl. Under Mr. Riehl’s employment agreement, Mr. Riehl agreed to serve as a director of Stellar and is employed as the President and Chief Executive Officer of Stellar.

Effective March 1, 2008, Mr. Riehl’s employment agreement provides for a gross annual remuneration of $185,000, plus standard dental and life insurance benefits. Mr. Riehl is also entitled to be reimbursed for all Company-related travel and other out-of-pocket expenses. Pursuant to his employment agreement, Mr. Riehl is further entitled to receive an annual bonus, at the discretion of the Board of Directors, in the form of cash and/or stock options, based upon the achievement of certain performance goals to be established by the Compensation Committee of the Board of Directors. The employment agreement is automatically renewable for successive one year terms unless and until notice of intent to terminate is given by either Mr. Riehl or Stellar at least three months prior to the expiration of the term. Notwithstanding the foregoing, in the event that Mr. Riehl’s employment is terminated, other than for cause, by the Company, Mr. Riehl is entitled to a lump sum payment equal to 200% of his then current base salary. In the event of any such termination, any unvested stock options held by Mr. Riehl will immediately vest.  Mr. Riehl has agreed to not compete with the Company for a period of two years from the date of the termination of his employment, irrespective of the cause of such termination.

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

As at the date of this report the number of Common Shares which remain available for issuance under the Plan is 1,874,452 of which 1,769,452 Common Shares remain available for option grants.

The Plan has been approved by the Company’s shareholders.

Option Grants in Last Fiscal Year

There were no options to purchase Common Shares granted to Mr. Riehl during the fiscal year ended December 31, 2008 (2007 – 0).

Compensation of Directors

In 2008, the directors of the Company were entitled to receive cash compensation for serving in such capacity. The director acting as Chairman of the Board receives $10,000 annually. All other directors receive $6,000 annually. In addition, members of the Audit Committee receive $4,000 annually and members of the Compensation Committee receive $1,000 annually. Board members are eligible to participate in the Plan.

No options to purchase Common Shares were granted to the directors and officers under the Option Plan in 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of options by Mr. Riehl during the year ended December 31, 2008.

	Securities Acquired on Exercise (#)	Value Realized ($) (Cdn.)	Unexercised Options at December 31, 2008 (#)	Value of Unexercised In-the-Money Options at December 31, 2007 ($) (Cdn.)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Peter Riehl	—	—	—	$0 / - $0 -

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

Directors’ and Officers’ Liability Insurance

The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers. The annual premium payable by the Company in respect of such insurance is $23,760 for 2008 compared to $26,460 in 2007. The total amount of insurance purchased for the directors and officers as a group in 2008 and 2007 is $2,000,000. The directors and officers are not required to pay any premium in respect of the insurance. The insurance policy does not contain deductibility provisions.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at March 6, 2009, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Chief Executive Officer and (B) all directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Shares	Peter Riehl 14 Exmoor Pl. London, Ontario Canada N5X 3W2	3,474,741	(1)	14.8%
Common Shares	Arnold Tenney 31 Maple Avenue Toronto, Ontario Canada M4W 2T8	884,200	(2)	3.8%
Common Shares	John Kime 136 Hunt Club Drive London, Ontario Canada N6H 3Y7	125,000		0.5%
Common Shares	Janice Clarke 8664 Parkhouse Drive Mt. Brydges, Ontario Canada N0L 1W0	82,222	(3)	0.5%
Common Shares	John Gregory 340 Edgemont Ave Suite 500 Bristol, Tennessee U.S.A 37620	5,188,794	(4)	22.0%
Common Shares	All directors and executive officers (5 individuals)	9,784,957	(5)	42.2%

———————

(1)

Includes (i) 1,690,714 Common Shares owned by Mr. Riehl’s wife.  Peter Riehl, and his spouse entered into an agreement with SJ Strategic Investments, LLC ("SJ") to which they have granted rights of first refusal to SJ in respect of the sale of securities in Stellar owned by them.

(2)

Includes (i) 672,700 Common Shares owned by LMT Financial Inc, a company beneficially owned by Mr. Tenney and his spouse; (ii) 126,500 Common Shares owned by Arnmart Investments Limited, a company in which Mr. Tenney holds and equity interest; and (iii) 85,000 Common Shares owned by Mr. Tenney’s spouse.

(3)

Includes (i) 10,000 Common Shares owned by Ms. Clarke’s spouse and (ii) currently exercisable options on 30,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan.”

(4)

Common Shares are directly owned by SJ Strategic Investments, LLC, with John M. Gregory as the managing member deemed to have sole voting and dispositive power over the Common Shares. Joan P. Gregory, Susan Gregory and James M. Gregory are deemed to be indirect beneficial owners of Common Shares due to their financial interest in SJ. SJ has the right of first refusal over shares owned by Peter Riehl and his spouse. See 12 (1) above.

(5)

Includes currently exercisable options on 30,000 Common Shares granted under the Plan. See “Item 10. Executive Compensation. – Stock Option Plan”.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In January 2008, Stellar entered into a consulting agreement with LMT Financial Inc., a company beneficially owned by a director and his spouse. This consulting agreement has a one year extension. Mr. Tenney currently serves as Chairman of the Board of Stellar. In consideration for services provided under this agreement, LMT Financial Inc. earned a fee of $72,000 (Cdn.) in 2008 (2007 - $72,000). This fee was satisfied in full through 12 monthly payments of $6,000 during 2008 (2007 - $6,000).

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

 Our Audit Committee has appointed Deloitte & Touche LLP as our independent auditors for the fiscal years ending December 31, 2008 and 2007.

The following table shows the fees recorded by the Company  for the audit and other services provided by Deloitte & Touche LLP for 2008 and 2007:

	2008	2007
Audit Fees	$87,400	$74,100
Audit-Related Fees	7,200	––
Quarterly Reviews & Other Fees	46,000	31,100
Total	$142,600	$105,200

As defined by the Commission, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees. Audit fees consist of fees recorded for professional services rendered for the audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees recorded by the Company for the 2008 and 2007 audit were approximately $87,400 and $74,100, respectively.

Audit-Related Fees. Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” Deloitte & Touche LLP billed $7,200 (2007 - $nil) for the year ended December 31, 2008 primarily in connection with review of the Company's responses to comment letters from the SEC.

All Other Fees. Fees related to the review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings.

Tax Fees. We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. The company did not have any tax filing fees in 2008.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of Deloitte & Touche LLP to perform audit or non-audit services for us before Deloitte & Touche LLP is engaged to provide those services. Under applicable Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the Commission’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee’s pre-approval policy provides as follows:

•

First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage Deloitte & Touche LLP for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•

Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

ITEM 15.

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

***

Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated January 13, 2006

****

Filed as an exhibit Company’s 2006 Annual Report Form 10-KSB dated March 30, 2007.

*****

Filed on December 28, 2006 on Form 8-K

(b)

Reports on Form 8-K

Filed May 15, 2008 – 1st Qtr 2008 Financial Results

Filed August 14, 2008 – 2nd Qtr 2008 Financial Results

Filed November 14, 2008 – 3rd Qtr 2008 Financial Results

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2009	STELLAR PHARMACEUTICALS INC.

	By:	/s/ ARNOLD TENNEY
Name: Arnold Tenney
Title: Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2009	By:	/s/ Arnold Tenney
Name: Arnold Tenney
Title: Chairman of the Board

Date: April 9, 2009	By:	/s/ Peter Riehl
Name: Peter Riehl
Title: Chief Executive Officer

Date: April 9, 2009	By:	/s/ Robert H. Kayser
Name: Robert H. Kayser
Title: Secretary and Director

Date: April 9, 2009	By:	/s/ John J. Kime
Name: John J. Kime
Title: Director

Date: April 9, 2009	By:	/s/ John M. Gregory
Name: John M. Gregory
Title: Director

Date: April 9, 2009	By:	/s/ Janice M. Clarke
Name: Janice M. Clarke
Title: Chief Financial Officer

STELLAR PHARMACEUTICALS INC.

FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2008 AND 2007

STELLAR PHARMACEUTICALS INC.

DECEMBER 31, 2008

(Expressed in Canadian dollars)

Deloitte & Touche LLP 1 Concorde Gate Suite 200 Toronto ON M3C 4G4 Canada
Tel: 416-601-6150 Fax: 416-601-6151 www.deloitte.ca

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of

Stellar Pharmaceuticals Inc.

We have audited the accompanying balance sheets of Stellar Pharmaceuticals Inc. (the "Company") as of December 31, 2008 and 2007, and the related statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Stellar Pharmaceuticals Inc. at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Independent Registered Chartered Accountants

Licensed Public Accountants

April 6, 2009

STELLAR PHARMACEUTICALS INC.

BALANCE SHEETS

(Expressed in Canadian dollars)

December 31

ASSETS		2008	2007
CURRENT
Cash and cash equivalents (Note 3)		$2,105,966	$3,211,126
Accounts receivable, net of allowance of $nil (2007 - $nil)		549,055	272,341
Inventories (Note 4)		364,551	305,040
Taxes recoverable		212,445	164,714
Loan receivable (Note 8)		18,369	—
Prepaids, deposits and sundry receivables (Note 5)		130,515	44,066
		3,380,901	3,997,287
PROPERTY, PLANT AND EQUIPMENT (Note 6)		1,270,257	822,692
OTHER ASSETS (Note 7)		65,495	55,430
LOAN RECEIVABLE (Note 8)		—	14,822
		$4,716,653	$4,890,231
LIABILITIES
CURRENT
Accounts payable		$173,812	$214,442
Accrued liabilities		186,201	192,364
Deferred revenues		1,749	10,573
		361,762	417,379
CONTINGENCIES AND COMMITMENTS (Note 13)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited	Non-voting, convertible redeemable and retractable
	preferred shares with no par value
Unlimited	Common shares with no par value

ISSUED (Note 9)
23,702,540	Common shares (2007 – 23,822,540)	8,261,403	8,303,054
(147,500)	Treasury shares	(51,625)	—
	Additional Paid-in capital for cancelled Common shares	2,329	––
	Additional Paid-in capital options (Note 9 (c))	758,337	746,419
		8,970,444	9,049,473
DEFICIT		(4,615,553)	(4,576,621)
		4,354,891	4,472,852
		$4,716,653	$4,890,231

See accompanying notes to financial statements.

Approved on behalf of the Board:
/s/Peter Riehl /s/Arnold Tenney .
Director Director

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Number of				Additional Paid in Capital for	Additional Paid in Capital Options
	Common Shares #	Treasury Shares #	Common Shares $	Treasury Shares $	Cancelled Shares $	Options Outstanding $	Options Exercised $	Deficit $

BALANCE,
January 1, 2007	23,819,040	—	8,299,554	—	—	513,990	201,322	(4,429,180)
Shares issued for services	3,500	—	3,500	—	—	—	—	—

Options issued to employees	—	—	—	—	—	31,107	—	—
Employees options expired	—	—	—	—	—	(253,419)	253,419	—

Consultants options expired	—	—	—	—	—	(168,676)	168,676	—

Net loss for the year	—	—	—	—	—	—	—	(147,441)

BALANCE,
December 31, 2007	23,822,540	—	8,303,054	—	—	123,002	623,417	(4,576,621)

Shares issued for services	5,000	—	1,700	—	—	—	—	—

Options issued to employees	—	—	—	—	—	11,918	—	—

Employees options expired	—	—	—	—	—	(98,955)	98,955	—

Purchase of Shares under normal course issuer bid (Note 9(c))	(125,000)	—	(43,351)	—	2,329	—	—	(7,866)

Treasury Shares	—	(147,500)	—	(51,625)	—	—	—	—

Net loss for the year	—	—	—	—	—	—	—	(31,066)

BALANCE,
December 31, 2008	23,702,540	(147,500)	8,261,403	(51,625)	2,329	35,965	722,372	(4,615,553)

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

	2008	2007
		(Note 19)
PRODUCT SALES	$2,118,282	$1,664,595
COST OF PRODUCTS SOLD	556,401	519,291
MARGIN ON PRODUCTS SOLD	1,561,881	1,145,304
ROYALTIES & LICENSING REVENUE	441,130	582,670
GROSS PROFIT	2,003,011	1,727,974
EXPENSES
Selling, general and administrative *	2,010,383	2,090,517
Research and development (Note 2 (k))	62,727	(55,268)
Amortization of assets (non-manufacturing property, plant and equipment)	54,384	53,213
	2,127,494	2,088,462
LOSS FROM OPERATIONS	(124,483)	(360,488)
INTEREST AND OTHER INCOME	83,741	213,047
GAIN ON DISPOSAL OF EQUIPMENT	9,676	—
NET LOSS AND COMPREHENSIIVE LOSS FOR THE YEAR	(31,066)	(147,441)
INCOME TAXES (Note 10)	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(31,066)	$(147,441)
LOSS PER SHARE (Note 11) - Basic	$0.00	$(0.01)
- Diluted	$—	$—
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic	23,801,450	23,821,562
- Diluted	23,801,450	23,821,562

See accompanying notes to financial statements.

* Included in selling, general and administrative expenses is $72,000 in related party transactions (Note 14)

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(31,066)	$(147,441)
Items not affecting cash
Amortization	126,556	146,847
Gain on disposal of equipment	(9,676)	—
Write-down of property, plant & equipment	2,656	—
Unrealized foreign exchange (gain) loss	(17,945)	849
Issuance of equity instruments for services rendered (Note 9 (a) & 9 (d))	13,618	34,607
Change in non-cash operating assets and liabilities (Note 12)	(562,256)	(202,643)
CASH FLOWS USED IN OPERATING ACTIVITIES	(478,113)	(167,781)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Additions to property, plant and equipment	(539,511)	(114,369)
Increase in other assets	(11,420)	(7,095)
Proceeds from sale of equipment	10,000
Loan receivable	––	(14,822)
CASH FLOWS USED IN INVESTING ACTIVITIES	(540,931)	(136,286)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common shares for cash (Note 9(c))	(100,514)	—
CASH FLOWS USED IN FINANCING ACTIVITIES	(100,514)	—

EFFECT OF EXCHANGE RATES ON CASH HELD IN FOREIGN CURRENCY	14,398	16,575
CHANGE IN CASH AND CASH EQUIVALENTS	(1,105,160)	(287,492)

CASH AND CASH EQUIVALENTS, beginning of year	3,211,126	3,515,193
CASH AND CASH EQUIVALENTS, end of year	$2,105,966	$3,211,126

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2008 AND 2007

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

(a)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original maturity of three months or less at the date of purchase.  Cash and cash equivalents are held with two major financial institutions in Canada and one financial institution located in Dublin, Ireland.

(b)

ACCOUNTS RECEIVABLE

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

(c)

REVENUE RECOGNITION

Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition of Financial Statements" and Financial Accounting Standards Board ("FASB")  Emerging Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.  License fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestones and provided that collectibility is reasonably assured and other revenue recognition criteria are met.   Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collectibility is reasonably assured.  The Company has a "No Return" policy on the sale of its goods.

Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met, including whether the delivered element has stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. Non-refundable up-front fees for the transfer of methods and technical know-how, not requiring the Company to perform additional research or development activities or other significant future performance obligations, are recognized upon delivery of the methods and technical know-how.

Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no material future obligation, other than inconsequential and prefunctory support, as would be expected under such agreements and the amount of the royalty fee is determinable and collection is reasonably assured.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)

INVENTORIES

Inventories are valued at the lower of cost and net realizable value with cost being determined on a first-in, first-out basis.   Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the manufacturing process, the related production costs are recorded within inventory.

(e)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.  The Company periodically evaluate whether current facts or circumstances indicate that the carrying value of such assets to be held and used may not be recoverable. The Company reviews its long-lived assets, such as fixed assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted cash flows undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  The basis and estimated useful lives of these assets are provided for as follows:

Asset Classification	Amortization Method	Useful Life
Building	Straight-line	20 years
Computer and office equipment	Straight-line	5 years
Manufacturing equipment	Straight-line & Activity based	5 to 10 years
Warehouse equipment	Straight-line	5 to 10 years
Packaging equipment	Activity based	5 to 10 years

Activity based amortization is based on the number of uses for each asset in that category.

(f)

OTHER ASSETS

Amortization of other assets is being provided for on a straight-line basis as noted below:

Asset Classification	Amortization Method	Useful Life
Patents	Straight-line	17 years

Patents represent capitalized legal costs incurred in connection with applications for patents.  For patents and applications that are abandoned, the Company charges the remaining net book value to expenses.

(g)

USE OF ESTIMATES

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at December 31, 2008 and 2007, and the revenue and expenses recorded for the years then ended.   On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.  Actual results could differ from those estimates.  As adjustments become necessary, they are recorded in earnings in the period in which they become known.

(h)

CHANGE IN ESTIMATES

In 2008, a change was made in manufacturers and thereby a change in the equipment utilized in the process.   The Company performed an assessment in the last quarter of 2008, based on the Company’s experience of the expected utilization of manufacturing equipment; the expected utilization period is estimated to be amortized over a period of up to 10 years.  This change was determined to be a change in estimates not a change in accounting policy. The change in estimate is accounted for prospectively, with

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)

CHANGE IN ESTIMATES (continued)

the remaining net carrying value of the manufacturing equipment still being utilized in the manufacturing process being depreciated over the remaining useful life.  The impact on the change in estimate for the current year is not significant.

 (i)

DEFERRED INCOME TAXES

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax results on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company records net deferred tax assets to the extent, management believes these assets will more likely than not be realized.  In making such determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event a determination was made that the Company would be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would be made, which would reduce the provision for income taxes.

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

 (j)

STOCK-BASED COMPENSATION

The Company uses fair value based method of accounting for all its stock-based compensation in accordance with FASB Statement of Financial Accounting Standards Board ("SFAS") No. 123 (R). Share-based Payment ((SFAS No. 123 R). The estimated fair value of the options that are ultimately expected to vest based on performance related conditions, as well as the options that are expected to vest based on future service, is recorded over the option’s vesting period and charged to stock-based compensation.  In determining the amount of options that are expected to vest, the Company takes into account, voluntary termination behaviour as well as trends of actual option forfeitures.    Total compensation cost under SFAS No. 123(R) for the stock plans for the years ended December 31, 2008 and 2007 was $11,918 and $31,107, respectively (Note 9(d)).

(j)

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

Monetary assets and liabilities are translated into Canadian dollars which is the functional currency of the Company at the year-end exchange rate, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction.  The resultant gains or losses are included in income.  Non-monetary items are translated at historical rates.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The approved refundable portion of the tax credits are netted against the related expenses.  Non refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes.  Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it.  The Company has recorded an offset of $34,926 (2007 - $158,022) to research and development for prior years tax credits, which has now been assessed and approved.

(l)

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for the reporting and display of comprehensive income and its components..

(m)

LOSS PER SHARE

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

Basic loss per share are computed based on the weighted average number of member shares outstanding each year. Stock options and warrants are not considered in the calculation, as the impact of the potential dilution (105,000 shares at December 31, 2008, and 355,000 shares at December 31, 2007) would be a decrease to the basic loss per share. Therefore, diluted loss per share is not presented when the effect is anti-dilutive.

(n)

FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS Statement No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels.  SFAS 157 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

The adoption of SFAS 157 did not have a material impact on the Company’s shareholders’ equity and net loss and comprehensive loss for the period.

In February 2008, the FASB issued Financial Staff Position ("FSP") SFAS 157-2 “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of this adoption on its shareholders’ equity and net loss and comprehensive loss.

 (o)

FAIR VALUE OPTION

Effective January 1, 2008, the Company adopted SFAS No. 159,  ″The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  Following the election of the fair value option for an eligible item, changes in the item’s fair value in subsequent reporting periods must be recognized as earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The adoption of SFAS 159 did not have an impact on the Company’s shareholders’ equity and net loss and comprehensive loss.

(p)

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company has evaluated this pronouncement and has determined that there is no impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and noncontrolling interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company has evaluated this pronouncement and has determined that there is no impact on its financial statements.

In April 2008, the FASB issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of SFAS 142-3 should be consistent with SFAS 157’s concept of “highest and best use” of the asset. SFAS 142-3 also enhances certain disclosure requirements of SFAS 142. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited.

3.

CASH AND CASH EQUIVALENTS

Consists of -	December 31,
	2008	2007
Cash	$1,205,094	$579,906
Short-term investments	900,872	2,631,220
	$2,105,966	$3,211,126

4.

INVENTORIES

Consists of -	December 31,
	2008	2007
Raw material	$135,315	$111,752
Finished goods	38,842	17,652
Packaging materials	53,811	39,356
Work in process	136,583	136,280
	$364,551	$305,040

5.

PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

Consists of -	December 31,
	2008	2007
Prepaid operating expenses	$37,312	$18,425
Deposit on manufactured goods*	91,120	14,065
Interest receivable on investments	2,083	11,576
	$130,515	$44,066

*

Deposit on manufactured goods relates to a deposit required upon the issuance of the order for a manufacturing process to occur.  The Company has submitted a deposit for manufacturing which will not occur until January 2009.

6.

PROPERTY, PLANT AND EQUIPMENT

Consists of -	December 31, 2008
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	586,954	116,105	470,849
Office equipment	40,495	36,801	3,694
Manufacturing equipment	1,099,790	475,453	624,337
Warehouse equipment	13,750	3,675	10,075
Packaging equipment	48,467	5,840	42,627
Computer equipment	116,735	88,060	28,675
	$1,996,191	$725,934	$1,270,257

The Company performed an analysis of its property, plant and equipment and based on this analysis determined that $30,308 of its manufacturing equipment was no longer useable. The Company removed $30,308 in assets from manufacturing equipment and recorded a reduction to accumulated amortization of $27,652 and $2,656 to operations as a part of selling, general and administrative expenses.

Consists of -	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	586,954	86,757	500,197
Office equipment	40,495	33,115	7,380
Manufacturing equipment	587,751	466,855	120,896
Warehouse equipment	12,935	1,007	11,928
Packaging equipment	47,748	2,414	45,334
Computer equipment	116,735	69,778	46,957
	$1,482,618	$659,926	$822,692

7.

OTHER ASSETS

Consists of -	December 31, 2008
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$72,380	$6,885	$65,495

Over the next five years the Company will record amortization expense of $1,355 for each of those years.  The Company currently has capital assets of $49,794 which are not being amortized as these patents are currently pending.

Consists of -	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$60,961	$5,531	$55,430

8.

LOAN RECEIVABLE

During the year ended December 31, 2007, the Company received a subordinated convertible promissory note and a common share purchase warrant to purchase 15,000 shares from an unrelated corporation, in the amount of US$15,000 (Cdn$18,369).  The note matures on April 23, 2009 and bears interest at a rate per annum of 6%.  The warrant entitles the Company to acquire 15,000 common shares of the unrelated corporation anytime on or before July 15, 2016 at $0.001 per common share.  During 2007, the Company converted its warrants to common shares for US$15 the common share price was US$0.001 at the time of exercise.  The Company used the fair value basis to calculate the value of the asset and allocated the entire US$15,000 to the promissory note.  The change in the value recorded was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar.

9.

CAPITAL STOCK

(a)

Common Shares

Authorized: An unlimited number of Common Shares, with no par value.

	# of Shares	Amount
Balance, January 1, 2008	23,822,540	$8,303,054
Shares purchased in buyback (cancelled)	(125,000)	(43,351)
Shares issued to consultants	5,000	1,700
Balance, December 31, 2008	23,702,540	$8,261,403

Treasury Shares

	# of Shares	Amount
Balance, January 1, 2008	—	$—
Treasury shares	(147,500)	(51,625)
Balance, December 31, 2008	(147,500)	$(51,625)

(b)

Shares to be Issued

During 2008, 5,000 Common Shares  (2007 – 3,500) were issued to satisfy in full, a debt for consulting services which were rendered and expensed in 2008 with a value of $1,700 (2007 - $3,500). Subsequent to the year ended 2008, there were no Common Shares outstanding to be issued.

(c)

Purchases of Equity Securities

On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  For the year ended December 31, 2008, 125,000 Common Shares (2007 – nil) purchased under the NCIB had been cancelled and 147,500 were recorded as Treasury Shares, to be cancelled.

Pursuant to the terms of the NCIB, during the year ended December 31, 2008, the Company purchased 272,500, of its Common Shares at an average purchase price of $0.36.  The total repurchase cost for these Common Shares for the year ended December 31, 2008 was $100,514. For the year ended December 31, 2008, 125,000 Common Shares for $43,351, paid and cancelled Common Shares, has been allocated to capital stock, while 147,500 Common Shares for $51,625 of paid but not cancelled Common Shares,  has been allocated to treasury shares, for the weighted average stated value of the shares in capital stock, $7,866 has been recorded to deficit for the amount in excess of the weighted average stated value and the remaining ($2,329) has been recorded to paid-in capital for cancelled Common Shares for the amount below the weighted average stated value.

9.

CAPITAL STOCK (continued)

(d)

Paid-in Capital Options

Paid-in Capital Options – Outstanding

The activities in the paid-in capital options are as follows:

Amount
Balance, January 1, 2008	$123,002
Expense recognized for options issued to employees/ directors	11,918
Options issued to employees/directors expired	(98,955)
Balance, December 31, 2008	$35,965

Paid in Capital Options – Expired

Amount
Balance, January 1, 2008	$623,417
Options issued to employees expired	98,955
Balance, December 31, 2008	$722,372

(e)

Stock Options

The Company’s stock based compensation program includes stock options in which some options vest based on continuous service while others vest based on performance conditions, such as profitability and sales goals.  For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.  For performance-based awards, compensation expense is recorded over the remaining service period when management determines that achievement is probable.

During the year ended December 31, 2008, there were 115,000 options granted (2007 – 140,000). These options were to vest one half on March 31, 2009 and the remaining one half on October 31, 2009, upon achieving certain financial objectives.  As at December 31, 2008, the financial objectives related to these options were not met for the specified period and, therefore, the related performance based awards will not vest.

Since share based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the year ended December 31, 2008, the Company recorded $11,918 (2007 – $31,107) as compensation expense for options issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative.  The total number of options outstanding as at December 31, 2008 was 105,000 (2007 – 355,000).

The weighted average grant date fair value of options was $0.21and $0.35 for options granted during the years ended December 31, 2008 and 2007, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Risk-free interest rate	4.66%
Expected life	3 years
Expected volatility	89.9%
Dividend yield	0%

The Company’s computation of expected volatility for the year ended December 31, 2008 and 2007 is based on the Company’s market close price for the 30 systematic observations over the period equal to the expected life of the options. The Company’s computation of expected life is calculated using the simplified method. The Company’s dividend yield is 0.0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

On June 29, 2005, pursuant to resolutions by the Board of Directors and shareholders, the Company increased the number of options in the plan to 4,629,452 from 4,157,841.

9.

CAPITAL STOCK (continued)

The following table presents information relating to stock options outstanding and exercisable at December 31, 2008.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.69	105,000	1.5 years	$0.69	105,000	$0.69

The following table presents information relating to stock options outstanding and exercisable at December 31, 2007.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.69 to $.090	115,000	2.5 years	$0.69	38,333	$0.69
$0.91 to $1.50	120,000	1 years	0.91	120,000	0.91
$1.51 to $1.70	120,000	.36 years	1.66	120,000	1.66
	355,000	1.27 years	$1.09	278,333	$1.14

The activities in options outstanding are as noted below:

	Options	Weighted Average Exercise Price
Balance, January 1, 2008	355,000	$1.09
Granted	115,000	0.50
Cancelled	(115,000)	0.50
Forfeited	(250,000)	1.26
Balance, December 31, 2008	105,000	$0.69

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against compensation expense.

As at December 31, 2008, all options had fully vested.  As at December 31 2007, the number of unvested options  expected to vest (including the impact of expected forfeitures as required under SFAS 123R) had been estimated at 62,943, with a weighted average contractual life of 3 years and exercise price of $0.69.  In April 2008, the Company had granted 115,000 options to its employees, which were cancelled due to certain financial objectives not being met by the end year.  As at December 31, 2008, compensation costs of $11,918 had been recognized and expensed in the year for options which vested during the period (2007 - $31,107).

10.

INCOME TAXES

Rate reconciliation

A reconciliation of income tax expense (recovery) computed at the statutory income tax rate included in the statements of operations follows:

Income tax expense (recovery) is comprised of:	2008	2007
Income tax expense (recovery) at statutory rate at 33.5% (36.12%)	$(10,400)	$(53,300)
Adjusted for:
Benefits (expense) realized from loss carried forward	—	—
Impact on legislated changes in rates of reversal on current year loss	1,300	—
Valuation allowance	(2,100)	39,100
Non-deductible expenses	6,000	14,200
Deferred tax liability for non-deductible tax credits	3,300	—
Other	1,900	—
	$—	$—

10.

INCOME TAXES (continued)

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

Components of deferred income tax assets and liabilities:

	2008	2007
Benefit of net operating losses carry-forward	$627,700	$614,200
Book values of property and equipment and intangible assets in excess of tax bases	(16,200)	13,600
Benefit of SR&ED expenditures	545,100	527,600
Deferred tax liability for non-refundable tax credits	(97,200)	(93,900)
Valuation allowance	(1,059,400)	(1,061,500)
	$—	$—

The valuation allowance was provided against the net deferred tax assets at December 31, 2008 and 2007, because the realization of the asset remains not determinable.

The Company has non-capital losses carry-forward for income tax purposes in the amount of $2,164,600 which may be applied against future years’ taxable income. The losses expire as follows:

2010	$159,600
2014	780,800
2015	1,177,300
2028	46,900
$2,164,600

Tax years 2003 through 2008 remain open to examination by the taxing jurisdictions to which we are subject. The 2007 and 2008 tax years are currently being prepared for filing.  The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The non-refundable portion of the tax credits as at December 31, 2008 was $335,000.  The tax credits have a full valuation allowance on them as they do not meet the more likely than not test.  The non-refundable tax credit details are as follows:

2004	$144,700
2005	127,500
2006	45,200
2007	6,500
2008	11,100
$335,000

The cumulative carry-forward pool of SR&ED expenditures applicable to future years, with no expiry date, is $1,880,800.

The Ontario Harmonization Credit available to the Company over the next five years is $68,100.  The Company has taken a full valuation allowance as they do not meet the more likely than not test.

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

11.

LOSS PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the year are used to repurchase the Company's shares at the average share price during the period. The diluted loss per share has not been calculated for 2008 as the Company was in a loss position and therefore the diluted loss per share would be anti-dilutive.

The following table sets forth the computation of loss per share:

For the periods ended December 31	2008	2007
Net loss per share available to common shareholders	$(31,066)	$(147,441)
Weighted average Common Shares outstanding	23,801,450	23,821,562
Diluted weighted average number of Common Shares outstanding	23,801,450	23,821,562
Basic loss per share	$0.00	$(0.01)
Diluted loss per share	$—	$—

12.

STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

For the years ended December 31	2008	2007
Accounts receivable	$(276,714)	$(72,150)
Inventories	(59,509)	(30,443)
Prepaids, deposits and sundry receivables	(86,449)	11,341
Taxes recoverable	(47,731)	(164,714)
Accounts payable and accrued liabilities	(83,029)	44,250
Deferred revenues	(8,824)	9,073
	$(562,256)	$(202,643)

Included in accounts payable at the year ended December 31, 2008, is an amount related to manufacturing equipment purchases of $36,236 (2007 - $1,134).

During the year ended December 31, 2008, there was no interest or tax paid (2007 – nil).

13.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst®.   The agreement involved royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three-year period, declining to a 2% rate effective October 1, 2003 until the end of the agreement on September 30, 2008, at which time this agreement ended. The total royalty payments for the year ended December 31, 2008 were $4,348 (2007 - $5,023). These amounts have been recorded as royalty expense in selling, general and administrative.

Royalty agreements were activated in November and December 2008 upon the signing of each of the European license agreements for sales of Uracyst® in the defined territories.   These agreements involved royalty payments to be issued to the consultants who assisted in acquiring the licensee who signed the license agreements with the Company.  The royalty payments being issued to consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received.  In addition, royalty payments were also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees for the year ended December 31, 2008 were $29,605 (2007 - $5,000). These amounts have been recorded as royalty expense in selling, general and administrative.

(b)

License Agreements

In 2008, the Company signed four license agreements for various European territories, to improve penetration into this important market. As provided in these agreements, the Company received $232,600 in non-recurring, non-refundable license fees, which were recognized as income in 2008. In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in these European markets.

13.

CONTINGENCIES AND COMMITMENTS (continued)

(c)

Distribution Agreement

In October 2003, the Company entered into an exclusive agreement with a company in the United States, to manufacture and distribute bladder cancer test kit products within the field and territory as defined in the agreement, for a five year period commencing January 1, 2004, in consideration for a technology access fee of US$10,000 and an initial order.  This agreement was renewed in December 2008, for an additional three years, until December 2011.

(d)

Manufacturing Agreement

On April 20, 2004, the Company signed a manufacturing agreement with Dalton Chemical Laboratories, Inc. in Toronto, Ontario, Canada, to manufacture Stellar’s NeoVisc® and Uracyst® products.  The Company completed its final manufacturing with Dalton in January 2008. The Company’s products are currently being manufactured at Hyaluron Contract Manufacturers in Burlington, Massachusetts, United States, for the manufacture of Stellar’s NeoVisc® and Draxis Pharma, Inc. in Kirkland, Quebec, Canada, for the manufacture of its Uracyst®.

(e)

Leases

The Company presently leases office and warehouse equipment under operating leases.  For the year ended December 31, 2008 the total expense related to leases was $5,096 (2007 - $3,869).  At December 31, 2008, the remaining future minimum lease payments under operating leases are $14,725.

The Company is obligated to make the following operating lease payments as of December 31, 2008:

	Total	2009	2010	2011
Operating lease obligations	$14,725	$9,629	$5,183	$2,126

(f)

Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a major United States University.  This agreement was extended throughout 2008 for an additional three months and a subsequent four months, until January 2009, for additional research to be preformed.  The program is on Bladder Urothelial research in interstitial cystitis and cost the Company US$265,300 for the period May 2005 to January 2009. During the year, the Company has recorded $34,846 (2007 - $84,871) as research and development costs.

14.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in the normal course of business. Compensation under the agreement is $6,000 per month.  The Company has recorded and paid $72,000 (2007 - $72,000) as selling, general and administrative costs.

15.

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2008, the Company had two significant customers that represented 40% (one major wholesaler – 28%; and one international customer - 12%) of product sales (2007 – 36%; one major wholesaler).  The Company believes that its relationship with these customers is satisfactory.

16.

FINANCIAL RISKS

(a)

Credit Risk

The Company is engaged in the sale of pharmaceutical products, typically to a small number of major customers, although the composition of this group of customers has changed from year to year.  The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

16.

FINANCIAL RISKS (continued)

(b)

Concentration Risk

The Company's cash and cash equivalents are maintained with two Canadian banking institutions and one institution in Ireland.  Deposits held with these banks may exceed the amount of insurance provided on such deposits ($100,000 per bank). Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

As at December 31, 2008, the Company had five customers which made up 90.8% of the outstanding accounts receivable, in comparison to two customers which made up 67.3% at December 31, 2007.  Of these outstanding accounts receivables 57.5% were related to two customers: the first in regards to clinical products manufactured for Watson at the end of the year, which was $159,015 or 31.9% and the second, $127,529 or 25.6% was related to licensing fees.  With the exception of Watson, the remaining payments were received in full by February 27, 2009.

 (c)

Currency Risk

The Company is subject to currency risk through its revenues earned and expenses incurred in United States dollars and Euro’s.  Unfavorable changes in the exchange rate may affect the operating results of the Company.  The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk.  However, depending on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks.  There were no forward exchange contracts outstanding at December 31, 2008 and 2007.

(d)

Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these items.

17.

SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.  Currently, certain of the Company’s manufacturing assets are located in the United States, with a current net book value of approximately $124,282 (2007 - $nil), the Company’s remaining assets are located in Canada, and all direct sales take place in Canada.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries including the United States of America.

The Company is engaged in the sale of three lines of product:

	2008	2007
NeoVisc	69.8%	60.3%
Uracyst	11.3%	11.9%
BladderChek	1.3%	1.1%
Royalty and Licensing Revenues	17.2%	25.9%
Other	0.4%	0.8%

Revenue for the years ended December 31, 2008 and 2007 includes products sold in Canada and international sales of products, as well as raw materials sold at cost to the Company’s European licensee.  Revenue earned is as follows:

	December 31,
Products Sales	2008	2007
Canadian market sales	$1,504,452	$1,429,921
International sales	609,634	224,429
Other revenue	4,196	10,245
Total Product Sales	$2,118,282	$1,664,595

17.

SEGMENTED INFORMATION (continued)

	December 31,
Royalties and Licensing Revenue	2008	2007
Licensing fees	$232,600	$47,413
Royalties	208,530	535,257
Total Royalties and Licensing Revenue	$441,130	$582,670

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Lebanon, Malaysia, Kuwait, Romania the United Arab Emirates and Turkey.  The continuing operations reflected in the statements of operations include Stellar’s activity in these markets.

18.

FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transaction in the normal course of business.  During the year ended December 31, 2008, the Company had foreign currency gain (loss) of $40,374 (2007 – ($26,675)).  These amounts have been included in selling, general and administrative expenses.

19.

COMPARATIVE FIGURES

Certain comparative figures in 2007 have been reclassified to conform to the current year's presentation, in accordance with generally accepted accounting principles of the United States. The reclassified information is as follows:

Reclassification of Operations and Comprehensive Loss for December 31, 2007

	As previously filed	Reclassified Adjustments	Adjusted Values
PRODUCT SALES	$1,664,595	$—	$1,664,595
COST OF PRODUCTS	405,512	113,779	519,291
MARGIN ON PRODUCTS SOLD	1,259,083	(113,779)	1,145,304
ROYALTIES & LICENSING REVENUE	582,670	—	582,670
WRITE-DOWN OF OBSOLETE INVENTORY	(20,145)	20,145	—
OTHER PRODUCT COST	—	—	—
GROSS PROFIT	1,821,608	(93,634)	1,727,974
EXPENSES
Selling, general and administrative	2,090,517	—	2,090,517
Research and development	(55,268)	—	(55,268)
Amortization	146,847	(93,634)	53,213
	2,182,096	—	2,088,462
LOSS FROM OPERATIONS	$(360,488)	$—	$(360,488)

19.

COMPARATIVE FIGURES (continued)

Reclassification of Property, Plant and Equipment for December 31, 2007

As at December 31
	Values as Stated in Prior Statements			Reclassified Adjiustments		Adjusted Values for 2007
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000	$—	$—	$90,000	$—	$90,000
Building	586,954	86,757	500,197	—	—	586,954	86,757	500,197
Office equipment	40,495	33,115	7,380	—	—	40,495	33,115	7,380
Manufacturing equipment	620,826	469,060	151,766	(33,075)	(2,205)	587,751	466,855	120,896
Warehouse equipment	27,608	1,216	26,392	(14,673)	(209)	12,935	1,007	11,928
Packaging equipment	—	—	—	47,748	2,414	47,748	2,414	45,334
Computer equipment	116,735	69,778	46,957	—	—	116,735	69,778	46,957
	$1,482,618	$659,926	$822,692	$—	$—	$1,482,618	$659,926	$822,692