Form 10-Q
period 2009-03-31
STELLAR PHARMACEUTICALS INC
filed 2009-06-04
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

The number of outstanding common shares, no par value, of the Registrant at: March 31, 2009: 23,495,040

STELLAR PHARMACEUTICALS INC.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

Item 1.

Condensed Interim Financial Statements

1

Condensed Balance Sheets

1

Condensed Interim Statements Of Operations

2

And Comprehensive Income (Loss) And Deficit

2

Condensed Interim Statements Of Cash Flows

3

Notes To Condensed Interim Financial Statements

4

Item 2.

Management's Discussion And Analysis Of Finanacial Conditions And Results Of Operations

12

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

19

Item 4.

Evaluation Of Disclosure Controls And Procedures

19

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use Of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Submission Of Matters to a Vote of Security Holders.

21

Item 5.

Other Information.

21

Item 6.

Exhibits

21

PART I –FINANCIAL STATEMENTS

ITEM 1.

CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Expressed in Canadian Dollars)

	As at March 31, 2009	As at December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash and cash equivalents (Note 2)	$2,340,735	$2,105,966
Accounts receivable, net of allowance $nil (2008 - $nil)	317,936	549,055
Inventories (Note 3	607,409	364,551
Taxes recoverable	215,603	212,445
Loan receivable	18,369	18,369
Prepaid, deposits and sundry receivables (Note 4)	236,799	130,515
	3,736,851	3,380,901
PROPERTY, PLANT AND EQUIPMENT (Note 5)	1,235,801	1,270,257
OTHER ASSETS (Note 6)	72,112	65,495
	$5,044,764	$4,716,653

LIABILITIES
CURRENT
Accounts payable	$415,256	$173,812
Accrued liabilities	270,032	186,201
Deferred revenues	700	1,749
	685,988	361,762
CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable, and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED
23,555,040 Common shares (2008 – 23,702,540)	8,209,778	8,261,403
(60,000) Treasury shares (2008 – (147,500))	(21,292)	(51,625)
Additional paid-in capital for cancelled common shares	2,329	2,329

Additional paid-in capital options - outstanding	35,965	35,965
– expired	722,372	722,372
	8,949,152	8,970,444
DEFICIT	(4,590,376)	(4,615,553)
	4,358,776	4,354,891
	$5,044,764	$4,716,653

See accompanying notes to condensed interim financial statements.

Approved on behalf of the Board:

/s/ Peter Riehl	/s/ Arnold Tenney
DIRECTOR	DIRECTOR

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) AND DEFICIT

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended March 31,
	2009	2008
		(Note 17)
PRODUCT SALES (Note 15)	$544,419	$329,456
COST OF PRODUCTS SOLD	154,955	97,327
MARGIN ON PRODUCTS SOLD	389,464	232,129

ROYALTY AND LICENSING REVENUES (Note 15)	228,096	197,956
GROSS PROFIT	617,560	430,085

EXPENSES
Selling, general and administrative	578,052	490,991
Research and development	5,608	53,818
Amortization (non-manufacturing property, plant and equipment)	13,698	13,167
	597,358	557,976

INCOME (LOSS) FROM OPERATIONS	20,202	(127,891)
INTEREST AND OTHER INCOME	4,975	29,074
NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE PERIOD	25,177	(98,817)

DEFICIT, beginning of period	(4,615,553)	(4,576,621)
DEFICIT, end of period	$(4,590,376)	$(4,675,438)

EARNINGS (LOSS) PER SHARE (Note 8)	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 8)	23,527,318	23,822,540

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES –
Net income (loss)	$25,177	$(98,817)
Items not affecting cash
Amortization	34,995	30,383
Unrealized foreign exchange (gain) loss	1,394	(13,150)
Issuance of equity instruments for services rendered	––	5,589
Change in non-cash operating assets and liabilities (Note 9)	203,044	(112,184)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITES	264,610	(188,179)

CASH FLOWS USED IN INVESTING ACTIVITES -
Additions to property, plant and equipment	(197)	(15,906)
Increase in other assets	(6,957)	(6,063)
CASH FLOWS USED IN INVESTING ACTIVITES	(7,154)	(21,969)

CASH FLOWS USED IN FINANCING ACTIVITES
Repurchase of common shares for cash (Note 7 (b))	(21,292)	––
CASH FLOWS USED IN INVESTING ACTIVITES	(21,292)	––

EFFECT OF EXCHANGE RATES ON CASH HELD IN
FOREIGN CURRENCY	(1,395)	13,150
CHANGE IN CASH AND CASH EQUIVALENTS	234,769	(196,998)

CASH AND CASH EQUIVALENTS, beginning of period	2,105,966	3,211,126
CASH AND CASH EQUIVALENTS, end of period	$2,340,735	$3,014,128

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

 (Unaudited)

MARCH 31, 2009

1.

BASIS OF PRESENTATION

These condensed interim financial statements should be read in conjunction with the financial statements for Stellar Pharmaceuticals Inc.’s ("the Company") most recently completed fiscal year ended December 31, 2008. These financial statements do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America. These financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements for the year ended December 31, 2008.

The unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at March 31, 2009 and December 31, 2008, and the results of its operations and cash flows for the three month periods ended March 31, 2009 and 2008.

a)

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at March 31, 2009 and 2008, and the revenue and expenses recorded for the quarters then ended. On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

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

The adoption of SFAS 157 did not have a material impact on the Company’s shareholders’ equity and net income (loss) and comprehensive income (loss) for the period.

In February 2008, the FASB issued FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157-2 did not have a material impact on the Company’s non-financial assets and non-financial liabilities for the period.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

 (Unaudited)

MARCH 31, 2009

2.

CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2009	2008
Cash	(Unaudited)	(Audited)
Short-term investments	$840,470	$1,205,094
	1,500,265	900,872
	$2,340,735	$2,105,966

3.

INVENTORIES

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Raw material	$141,800	$135,315
Finished goods	117,739	38,842
Packaging materials	53,699	53,811
Work in process	294,171	136,583
	$607,409	$364,551

4.

PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Prepaid operating expenses	$38,366	$37,312
Deposit on manufactured goods	196,371	91,120
Interest receivable on investments	2,062	2,083
	$236,799	$130,515

5.

PROPERTY, PLANT AND EQUIPMENT

		March 31, 2009
		(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	586,954	123,475	463,479
Office equipment	40,495	37,722	2,773
Manufacturing equipment	1,099,988	495,208	604,780
Warehouse equipment	13,750	4,479	9,271
Packaging equipment	48,467	7,074	41,393
Computer equipment	116,735	92,630	24,105
	$1,996,389	$760,588	$1,235,801

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

 (Unaudited)

MARCH 31, 2009

5.

PROPERTY, PLANT AND EQUIPMENT (Continued)

		December 31, 2008
		(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	586,954	116,105	470,849
Office equipment	40,495	36,801	3,694
Manufacturing equipment	1,099,790	475,453	624,337
Warehouse equipment	13,750	3,675	10,075
Packaging equipment	48,467	5,840	42,627
Computer equipment	116,735	88,060	28,675
	$1,996,191	$725,934	$1,270,257

6.

OTHER ASSETS

		March 31, 2009
		(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$79,337	$7,225	$72,112

		December 31, 2008
		(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$72,380	$6,885	$65,495

7.

CAPITAL STOCK

(a)

Common Shares

During the three month period ended March 31, 2009, no Common Shares were issued by the Company. On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000. Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition. All Common Shares purchased under the NCIB have effectively been cancelled.

Authorized: An unlimited number of Common Shares, with no par value.

	Number of Shares	Amount
Balance, January 1, 2009	$23,702,540	$8,261,403
Shares purchased in buyback	147,500	(51,625)
Balance, March 31, 2009	$23,555,040	$8,209,778

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

 (Unaudited)

MARCH 31, 2009

7.

CAPITAL STOCK (Continued)

Treasury Shares

	Number of Shares	Amount
Balance, January 1, 2009	$(147,500)	$(51,625)
Shares cancelled from buyback	147,500	51,625
Shares purchased in buyback	(60,000)	(21,292)
Balance, March 31, 2009	$(60,000)	$(21,292)

(b)

Purchases of Equity Securities

Pursuant to the terms of the NCIB, during the three month period ended March 31, 2009, the Company purchased 60,000, of its Common Shares at an average purchase price of $0.35. The total repurchase cost for these Common Shares for the three month periods ended March 31, 2009 was $21,292.

(c)

Paid-in Capital Options - Outstanding

For the three month period ended March 31, 2009 there were no changes to the paid-in capital options outstanding.

(d)

Paid-in Capital Options - Expired

For the three month period ended March 31, 2009 there were no changes to the paid-in capital options expired.

(e)

Stock Based Compensation

The Company’s stock based compensation program includes stock options in which some options vest based on continuous service while others vest based on performance conditions, such as profitability and sales goals. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant. For performance-based awards, compensation expense is recorded over the remaining service period when the Company determines that achievement is probable.

During the three month period ended March 31, 2009, there were no options granted (March 31, 2008 – nil). The total number of options outstanding as at March 31, 2009 was 105,000 (March 31, 2008 – 355,000). All options previously granted have fully vested with no expense recorded during the three month period ended March 31, 2009 (2008 - $5,589).

As at March 31, 2009, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2008 – 4,629,452).

The average fair value of options expensed during the period ended March 31, 2008 was estimated at $0.69 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	3-5%
Expected life	3 years
Expected volatility	87-100%
Dividend yield	0%

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

 (Unaudited)

MARCH 31, 2009

8.

EARNINGS (LOSS) PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive. The exercise price of all options outstanding at March 31, 2009, was out-of-the-money and therefore these stock options do not have a diluted effect on the earnings per share.

The following table sets forth the computation of earnings (loss) per share:

	2009	2008
Numerator - net earnings (loss) available to common shareholders
Earnings (loss) from operations	$25,177	$(98,817)
Denominator – Weighted average number of Common Shares outstanding	23,527,318	23,822,540
Earnings (loss) per share	$0.00	$(0.00)

9.

STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

For the periods ended March 31	2009	2008
Accounts receivable	$231,119	$(26,114)
Inventories	(242,858)	(23,240)
Prepaids, deposits and sundry receivables	(106,284)	(6,677)
Taxes recoverable	(3,158)	––
Accounts payable and accrued liabilities	325,274	(54,055)
Deferred revenues	(1,049)	(2,098)
	$203,044	$(112,184)

During the three month period ended March 31, 2009 there was no interest paid (2008 – nil). During the three month periods ended March 31, 2009 and 2008 there were no taxes paid.

10.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst®. The agreement involved royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three-year period, declining to a 2% rate effective October 1, 2003 until the end of the agreement on September 30, 2008, at which time this agreement ended. No further obligation for royalty payments are due in 2009 (2008 - $938). These amounts have been recorded as royalty expense in selling, general and administrative.

Royalty agreements were activated in November and December 2008 upon the signing of each of the European license agreements for sales of Uracyst® in the defined territories. These agreements involved royalty payments to be paid to the Consultants, who introduced the licensee to the Company. The royalty payments being issued to Consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received. In addition, royalty payments were also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. Expenses recorded in regards to licensing and royalty fees for the three month period ended March 31, 2009 were $32,061 (2008 - $nil). These amounts have been recorded as royalty expense in selling, general and administrative.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

 (Unaudited)

MARCH 31, 2009

10.

CONTINGENCIES AND COMMITMENTS (Continued)

(b)

License Agreements

There are no changes to the license agreements as disclosed in Note 13 (b) of the annual financial statements for the 2008 fiscal year.

(c)

Distribution Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (c) of the annual financial statements for the 2008 fiscal year.

(d)

Manufacturing Agreement

There are no changes to the manufacturing agreements as disclosed in Note 13 (d) of the annual financial statements for the 2008 fiscal year.

(e)

Leases

The Company presently leases office and warehouse equipment under operating leases. For the three month period ended March 31, 2009 the total expense related to leases was $1,274 (2008 - $1,274). At March 31, 2009, the remaining future minimum lease payments under operating leases are $13,451 (December 31, 2008 - $14,725).

(f)

Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a university in the United States. This agreement was extended until January 2009, for additional research to be performed. The program is on Bladder Urothelial research in interstitial cystitis and cost the Company US$265,300 over the period May 2005 to January 2009. During the three month period ended March 31, 2009, the Company has recorded $3,536 (2008 - $6,135) as research and development costs.

11.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2009, the Company had two significant customers that represented 44.1% (one major wholesaler – 28.7%; and one international customer – 15.4%) of product sales (2008 – 40%; one major wholesaler one major wholesaler – 28%; and one international customer - 12%). The Company believes that its relationship with these customers is satisfactory.

12.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in the normal course of business. Compensation under the agreement is $6,000 per month. For the three month period ended March 31, 2009, the Company recorded and paid $18,000 (2008 - $18,000) as selling, general and administrative costs.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

 (Unaudited)

MARCH 31, 2009

13.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the three month periods ended March 31, 2009 and 2008. The Company has non-capital loss carry-forwards at March 31, 2009 totaling $2,332,200, which may be offset against future taxable income. If not utilized, the loss carry-forwards will expire between 2010 and 2029. As a result of FIN 48, “Accounting for Uncertainty in Income Taxes”, there was no material impact on the Company's financial statements.

The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,880,800.

The non-refundable portion of the tax credits as at March 31, 2009 was $335,000. All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

14.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on its financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

15.

SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis. Currently, certain of the Company’s manufacturing assets are located in the United States, with a current net book value of approximately $113,680 (2008 - $124,282l), the Company’s remaining assets are located in Canada, and all direct sales take place in Canada. Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries including the United States of America.

The Company is engaged in the sale of three lines of product:

	Unaudited March 31,
Products sales	2009	2008
NeoVisc	51.0%	51.6%
Uracyst	18.5%	8.9%
BladderChek	0.8%	1.6%
Subtotal	70.3%	62.1%
Licensing & royalty fees	29.5%	37.5%
Other	0.2%	0.4%

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

 (Unaudited)

MARCH 31, 2009

15.

SEGMENTED INFORMATION  Continued)

Revenue for the three month period includes products sold in Canada, international sales of products, royalty revenues and raw materials sold at cost to the Company’s European licensee. Revenue earned for the three month period is as follows:

	Unaudited March 31,
Products sales	2009	2008
Domestic sales	$341,776	$266,237
International sales	201,547	62,123
Other revenue	1,096	1,096
	$544,419	$329,456

Royalties and licensing revenue
Royalty payments	$219,206	$197,956
Licensing fees	8,890	––
Royalty payments	$228,096	$197,956

The Company currently sells its own products and is in-licensing other products in Canada. In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Lebanon, Malaysia, Kuwait, Romania, the United Arab Emirates and Turkey. The continuing operations reflected in the statements of operations include the Companys’ activities in these markets.

16.

FOREIGN CURRENCY GAIN (LOSS

The Company enters into foreign currency transactions in the normal course of business. During the three month period ended March 31, 2009, the Company had a foreign currency gain (loss) of ($1,395) (2008 – $13,150). These amounts have been included in selling, general and administrative expenses.

17.

COMPARATIVE FIGURES

Certain comparative figures in 2008 have been reclassified to conform to the current year's presentation, in accordance with generally accepted accounting principles of the United States.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on June 4, 2009 and should be read in conjunction with the March 31, 2009 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

CRITICAL ACCOUNTING POLICIES

The United States Securities and Exchange Commission ("SEC") defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and require management’s judgment.  The Company’s discussion and analysis of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  Stellar’s management basis its estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for management’s judgments about Stellar’s carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates.  The Company’s critical accounting policies include:

Revenue Recognition.

Revenue is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition of Financial Statements" and EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Accordingly, license fees, which are comprised of initial fees and milestone payments, are recognized upon achievement of the milestone, provided that collectibility is reasonably assured.   Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collection is reasonably assured.  The Company has a "No Return" policy on the sale of its goods.

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

Share-Based Compensation

Share-based compensation is estimated at the date of grant based on the fair value of the award and is recognized as an expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock based awards on the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.  The Company develops estimates based on historical data.  If factors change and different assumptions are employed in future periods, the compensation expense recorded may differ significantly from that recorded in the current period.  A small change in the estimates used may have a relatively large change in the estimated valuation.  The Company uses the Black-Scholes pricing model to value stock option awards.

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

In February 2008, the FASB issued FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS 157-2 did not have a material impact on the Company’s non-financial assets and non-financial liabilities for the period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company does not use consolidated financial statements for reporting its financial position as it currently does not have subsidiary companies. Accordingly, there was no impact on the Company's condensed consolidated financial position or results of operations upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This

Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has adopted this standard as of January 1, 2009. The Company does not use derivatives to hedge operating performance or its financial position. Accordingly, there was no impact on the Company's condensed consolidated financial position or results of operations upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R will have an impact for any businesses acquired after the effective date of this pronouncement.

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“SFAS 142-3”). SFAS 142-3 requires entities, upon estimating the useful lives of recognized intangible assets, to consider historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market-participants would use about renewal or extension. Market-participant assumptions used in the application of SFAS 142-3 should be consistent with SFAS 157’s concept of “highest and best use” of the asset. SFAS 142-3 also enhances certain disclosure requirements of SFAS 142. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009. SFAS 142-3 will have an impact for any intangible assets acquired after the effective date of this pronouncement.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

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

In October 2003, the Company entered into an exclusive agreement with a company in the United States to manufacture and distribute bladder cancer test kit products within the field and territory as defined in the agreement, for a five year period commencing January 1, 2004, in consideration for a technology access fee of US$10,000 and an initial order.  This agreement was renewed in December 2008, for an additional three years, until December 2011.

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

In December 2005, the Company entered into a licensing agreement with Megapharm Ltd. for the sale of Uracyst in Israel. While Uracyst has received regulatory approval from the ministry of health, Uracyst still lacks approval on the reimbursement formulary. Sales for Uracyst in this market are expected to remain slow until reimbursement status is received.  At this time it is uncertain as to if or when reimbursement status will be received.

In July 2006, a licensing agreement was signed with Bio-Technic Romania Srl ("Bio-Technic") for NeoVisc in Romania. Since receiving approval for sale in late February 2007, Bio-Technic has consistently increased their product orders period over period.

In August 2006, the Company received its CE Mark for NeoVisc in Europe. As a result, NeoVisc is now approved for sale in the 27 member countries of the European Community plus a number of non-member countries.

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States.  In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States.  Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States.  Watson has completed a Canadian-based, placebo controlled, pilot clinical study in IC patients, which will be presented in the later part of 2009. The results of this study will be utilized in designing the pivotal Phase III safety and efficacy trial, the data from which will be submitted to the United States Food and Drug Administration (FDA) in support of marketing approval.

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

The Company received its CE Mark for Uracyst in June 2008, which provided immediate potential for licensing Uracyst in the 27 member countries of the European Community plus a number of non-member countries. In October 2008, the Company completed a distribution agreement for Uracyst with EIP Eczacibasi Ilac Pazarlama, for Turkey and the Turkish Republic of Northern Cyprus. In December of 2008 Stellar entered into three distribution agreements:  Galen Limited, for the United Kingdom and the Republic of Ireland, EuroCept B. V. for the Netherlands, Belgium and Luxembourg and VitaFlo Scandinavia AB, for Denmark, Finland, Iceland, Norway and Sweden. These agreements provided upfront payment made to the Company upon signing plus milestone payments and an ongoing royalty stream from future sales of Uracyst in these European markets.

A 50 patient Canadian, community based, clinical trial demonstrated positive results for Uracyst. These results were formally published in the September 2008 volume of The British Journal of Urology and are believed to have had a positive impact on Uracyst sales in all current markets.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

For the three month period ended March 31, 2009, total operating revenues from all sources increased by 46.5% to $772,500 compared to $527,400 in the same period during 2008.  During the first quarter international sales were up 224.0% showing strong growth from both NeoVisc and Uracyst licensing agreements. Domestic sales for NeoVisc were up by 23.9%, a noteworthy increase given the highly competitive Canadian viscosupplement market. Uracyst sales were also up 59.6% as its efficacy in treating GAG deficient cystitis is resulting in incrased market share. BladderChek sales decreased 28.7%, due mainly to orders expected in March that were not recorded until April.

Overall, sales for international and domestic markets were well ahead of target for the first quarter. The Company expects, although it can not be certain, this trend to continue into the second quarter, as agreements with new licensees in European markets, continue to increase market penetration for Stellar’s products. As well, sales and marketing initiatives in the Canadian market are expected to improve market share for NeoVisc, Uracyst and BladderChek.

The Company’s net income for the first quarter of 2009 was $25,200 compared to a loss of ($98,800) in the same period in 2008.

Gross Profit and Cost of Sales

Gross profit for the first quarter of 2009 was $617,600 up 43.6% compared to a gross profit of $430,100 in the same period in 2008, as the Company’s strategic focus of the past years begins to become reality.

Cost of goods sold for the three-month period ended March 31, 2009 decreased as a percentage of sales, due to a change in the estimation of equipment amortization, as noted in the 2008 year end financial statement notes.

Research and Development

Stellar continues to invest in research, of its products in Canada and in international markets. In the three month period ended March 31, 2009, the Company incurred $5,600 in research and development compared to $53,800 in research costs in the same period in 2008. This difference was associated with product development costs of $46,200 for a single dose injection HA product being developed in 2008. No expenses were recorded in 2009 for the single dose injection HA product.

In 2009, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2009 were up 17.6% to $578,100, compared to $491,000 for the same period in 2008. This increase was mainly driven by increased professional fees, (up 116.4% over the same period in 2008) associated with out-licensing agreements, plus business development cost (up 726% over the same period in 2008) associated with assisting Stellar’s new European licensees to commence marketing activities for Uracyst. There were also increased marketing expenditures on new campaigns for NeoVisc and Uracyst in the Canadian market (up 52.2% over the same period in 2008). Stellar continues to pursue business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income during the first quarter of 2009 was $5,000 compared to $29,100 during the same period in 2008. These amounts include interest received on short-term investments for both period in 2009 and 2008. Cash continues to be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net income (loss)	Earnings (loss) per share

March 31, 2009	772,500	25,200	0.00
December 31, 2008	903,000	196,000	0.00
September 30, 2008	481,100	(60,300)	0.00
June 30, 2008	647,900	(68,000)	0.00
March 31, 2008	527,400	(98,800)	0.00
December 31, 2007	657,700	(123,000)	0.00
September 30, 2007	615,400	135,400	0.01
June 30, 2007	554,500	(88,600)	0.00

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $2,340,700 at March 31, 2009 as compared with $2,106,000 at December 31, 2008.

As at March 31, 2009, the Company did not have any outstanding indebtedness.

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in the normal course of business. Compensation under the agreement is $6,000 per month.  For the three month period ended March 31, 2009, the Company recorded and paid $18,000 (2008 - $18,000) as selling, general and administrative costs.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the three month period ended March 31, 2009, there were no Common Shares issued by the Company.  As at the date of this report, the Company had 23,495,040 Common Shares outstanding.

On April 1, 2008, the Company commenced a normal course issuer bid ("NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company  during the 12 month period commencing April 1, 2008 and ending March 31,

2009, had the right to purchase up to 1,191,127 Common Shares provided that the aggregate value of shares so purchased, did not exceed $1,000,000.  Purchases of Common Shares were made in open market transactions, at market prices prevailing at the time of acquisition.  All Common Shares purchased under NCIB were deemed cancelled.  The details in regards to the purchases made during the three month period ended March 31, 2009 are set forth under the heading ‘Purchases of Equity Securities.’

As of the date of this report, the Company had 105,000 Common Share options outstanding at an exercise price of $0.69.

PURCHASES OF EQUITY SECURITIES

Pursuant to the terms of the NCIB, during the three month period ended March 31, 2009, the Company purchased 60,000, of its Common Shares at an average purchase price of $0.35.

Pursuant to the terms of the NCIB, the total cost associated with such purchases for these Common Shares during the three month period ended March 31, 2009 was $21,292..

Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
January 1 to 31, 2009	25,000	$0.32	25,000	893,627
March 1 to 31, 2009	35,000	$0.37	35,000	858,627
Total	60,000	$0.35	60,000	858,627

As of the date of this report, the Company had 105,000 Common Share options outstanding at an exercise price of $0.69 per option.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2009, the Company had two significant customers that represented 44.1% (one major wholesaler – 28.7%; and one international customer – 15.4%) of product sales (2008 – 40%; one major wholesaler one major wholesaler – 28%; and one international customer - 12%).  The Company believes that its relationship with these customers is satisfactory.

OUTLOOK

As at March 31, 2009, the Company is debt free and had working capital of $3,007,800. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

As at the end of March 31, 2009, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management conducted an evaluation of the effectiveness of its controls over financial reporting on a risk based approach using the elements of the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

This Report does not include an attestation report of Stellar’s independent registered public accounting firm regarding internal control over financial reporting. Stellar’s management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Stellar to provide only management’s report in this Report.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Stellar is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

STELLAR PHARMACEUTICALS INC.

By:	/s/ PETER RIEHL
Peter Riehl Chief Executive Officer

Date: June 4, 2009

22