Form 10-Q
period 2009-06-30
STELLAR PHARMACEUTICALS INC
filed 2009-08-05
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

The number of outstanding common shares, no par value, of the Registrant at: June 30, 2009: 23,495,040

STELLAR PHARMACEUTICALS INC.

TABLE OF CONTENTS

PART I. FINANCIAL STATEMENTS

Item 1.

Condensed Interim Financial Statements

2

Condensed Balance Sheets

2

Condensed Interim Statements Of Operations

3

Condensed Interim Statements Of Cash Flows

4

Notes To Condensed Interim Financial Statements

5

Item 2.

Management's Discussion And Analysis Of Financial Conditions And Results Of Operations

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.

Evaluation of Disclosure Controls and Procedures

21

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

22

Item 1a.

Risk Factors.

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.

Defaults Upon Senior Securities.

22

Item 4.

Submission of Matters to a Vote of Security Holders.

22

Item 5.

Other Information.

22

Item 6.

Exhibits.

22

PART I –FINANCIAL STATEMENTS

ITEM 1.

CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Expressed in Canadian Dollars)

	As at June 30, 2009	As at December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash and cash equivalents (Note 2)	$1,882,040	$2,105,966
Accounts receivable, net of allowance $nil (2008 - $nil)	676,827	549,055
Inventories (Note 3)	651,296	364,551
Taxes recoverable	205,885	212,445
Loan receivable	18,369	18,369
Prepaids, deposits and sundry receivables (Note 4)	276,634	130,515
	3,711,051	3,380,901
PROPERTY, PLANT AND EQUIPMENT (Note 5)	1,248,699	1,270,257
OTHER ASSETS (Note 6)	91,048	65,495
	$5,050,798	$4,716,653

LIABILITIES
CURRENT
Accounts payable	$183,684	$173,812
Accrued liabilities	339,794	186,201
Deferred revenues	3,850	1,749
	527,328	361,762
CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable, and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED
23,495,040 Common shares (2008 – 23,702,540)	8,188,486	8,261,403
Nil - Treasury shares (2008 – (147,500))	-	(51,625)
Additional paid-in capital for cancelled common shares	2,329	2,329
Additional paid-in capital options - outstanding	35,965	35,965
- expired	722,372	722,372
	8,949,152	8,970,444
DEFICIT	(4,425,682)	(4,615,553)
	4,523,470	4,354,891
	$5,050,798	$4,716,653

Approved on behalf of the Board:

/s/ Peter Riehl	/s/ Arnold Tenney
DIRECTOR	DIRECTOR

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS AND DEFICIT

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2009	2008	2009	2008
PRODUCT SALES (Note 15)	$914,126	$645,535	$1,458,545	$974,991
COST OF PRODUCTS SOLD	333,082	148,937	488,034	260,332
MARGIN ON PRODUCTS SOLD	581,044	496,598	970,511	714,659

ROYALTY AND LICENSING REVENUES (Note 15)	160,168	2,400	388,265	200,356
GROSS PROFIT	741,212	498,998	1,358,776	915,015

EXPENSES
Selling, general and administrative	562,941	551,893	1,140,996	1,042,885
Research and development	1,803	4,424	7,411	58,242
Amortization (non-manufacturing property, plant and equipment)	13,703	30,044	27,401	60,426
	578,447	586,361	1,175,808	1,130,269
INCOME (LOSS) FROM OPERATIONS	162,765	(87,363)	182,968	(215,254)
INTEREST AND OTHER INCOME	1,929	19,349	6,903	48,423
NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE PERIOD	164,694	(68,014)	189,871	(166,831)
DEFICIT, beginning of period	(4,590,376)	(4,675,438)	(4,615,553)	(4,576,621)
Effect of repurchase and cancellation of Common Shares (Note 7(b))	––	(2,933)	––	(2,933)
DEFICIT, end of period	$(4,425,682)	$(4,746,385)	$(4,425,682)	$(4,746,385)
EARNINGS (LOSS) PER SHARE (Note 8)	$0.01	$(0.00)	$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 8)	23,495,040	23,755,759	23,816,387	23,788,919

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2009	2008	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES –
Net income (loss) for the period	$164,694	$(68,014)	$189,871	$(166,831)
Items not affecting cash
Amortization	33,117	30,044	68,112	60,426
Unrealized foreign exchange (gain) loss	19,128	(7,912)	20,523	2,317
Issuance of equity instruments for services rendered	––	7,538	––	13,125
Change in non-cash operating asset and liabilities (Note 9)	(593,295)	2,788	(390,251)	(109,397)
CASH FLOWS USED IN OPERATING ACTIVITIES	(376,356)	(35,556)	(111,745)	(200,360)

CASH FLOWS USED IN INVESTING ACTIVITIES –
Additions to property, plant and equipment	(43,938)	(177,971)	(44,135)	(193,877)
Increase to other assets	(19,274)	––	(26,231)	(6,063)
CASH FLOWS USED IN INVESTING ACTIVITIES	(63,212)	(177,971)	(70,366)	(199,940)

CASH FLOWS USED IN FINANCING ACTIVITIES –
Repurchase of common shares for cash (Note 7 (b))	––	(43,655)	(21,292)	(43,655)
CASH FLOWS USED IN FINANCING ACTIVITIES	––	(43,655)	(21,292)	(43,655)

EFFECT OF EXCHANGE RATES ON CASH HELD
IN FOREIGN CURRENCY	(19,127)	7,910	(20,523)	(2,315)
CHANGE IN CASH AND CASH EQUIVALENTS	(458,695)	(249,272)	(223,926)	(446,270)
CASH AND CASH EQUIVALENTS,
Beginning of period	2,340,735	3,014,128	2,105,966	3,211,126
CASH AND CASH EQUIVALENTS,
End of period	$1,882,040	$2,764,856	$1,882,040	$2,764,856

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

1.

BASIS OF PRESENTATION

These condensed unaudited interim financial statements should be read in conjunction with the financial statements for Stellar Pharmaceuticals Inc.’s (the "Company") most recently completed fiscal year ended December 31, 2008. These condensed interim financial statements do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America. These condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2008.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at June 30, 2009 and December 31, 2008, and the results of its operations and cash flows for the three and six month periods ended June 30, 2009 and 2008. Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

a)

Estimates

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at June 30, 2009 and 2008, and the revenue and expenses recorded for the quarters then ended. On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

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

5

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

2.

CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Cash	$632,352	$1,205,094
Short-term investments	1,249,688	900,872
	$1,882,040	$2,105,966

3.

INVENTORIES

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Raw material	$173,425	$135,315
Finished goods	94,920	38,842
Packaging materials	60,575	53,811
Work in process	322,376	136,583
	$651,296	$364,551

4.

PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Prepaid operating expenses	$136,964	$37,312
Deposit on manufactured goods	115,635	91,120
Deposit on packaging equipment	21,907	-
Interest receivable on investments	2,128	2,083
	$276,634	$130,515

5.

PROPERTY, PLANT AND EQUIPMENT

		June 30, 2009
		(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	130,777	487,477
Office equipment	43,302	38,701	4,601
Manufacturing equipment	1,100,248	513,380	586,868
Warehouse equipment	16,305	5,049	11,256
Packaging equipment	52,927	8,347	44,580
Computer equipment	121,031	97,114	23,917
	$2,042,067	$793,368	$1,248,699

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

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

6.

OTHER ASSETS

		June 30, 2009
		(Unaudited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$98,611	$7,563	$91,048

		December 31, 2008
		(Audited)
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$72,380	$6,885	$65,495

7.

CAPITAL STOCK

(a)

Common Shares

During the three and six month periods ended June 30, 2009, no Common Shares were issued by the Company. On April 9, 2009, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company could during the 12 month period commencing April 9, 2009 and ending April 8, 2010, purchase up to 1,175,752 Common Shares. Purchases of Common Shares were made in open market transactions, at market prices prevailing at the time of acquisition. All Common Shares purchased under the NCIB have been cancelled.

Authorized: An unlimited number of Common Shares, with no par value.

	Number of Shares	Amount
Balance, January 1, 2009	23,702,540	$8,261,403
Shares purchased in buyback	147,500	(51,625)
Balance, March 31, 2009	23,555,040	8,209,778
Shares purchased in buyback	60,000	(21,292)
Balance, June 30, 2009	23,495,040	$8,188,486

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

7.

CAPITAL STOCK (Continued)

Treasury Shares

	Number of Shares	Amount
Balance, January 1, 2009	(147,500)	$(51,625)
Shares cancelled from buyback	147,500	51,625
Shares purchased in buyback	(60,000)	(21,292)
Balance, March 31, 2009	(60,000)	$(21,292)
Shares cancelled from buyback	60,000	21,292
Balance, June 30, 2009	––	$––

(b)

Purchases of Equity Securities

Pursuant to the terms of the NCIB, during the three and six months period ended June 30, 2009, the Company purchased 60,000, of its Common Shares at an average purchase price of $0.35. The total repurchase cost for these Common Shares for the six month period ended June 30, 2009 was $21,292.

(c)

Paid-in Capital Options - Outstanding

For the three and six month periods ended June 30, 2009 there were no changes to the paid-in capital options outstanding.

 (d)

Paid-in Capital Options - Expired

For the three and six month periods ended June 30, 2009 there were no changes to the paid-in capital options expired.

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

During the three and six month periods ended June 30, 2009, there were no options granted (June 30, 2008 –115,000). The total number of options outstanding as at June 30, 2009 was 105,000 (June 30, 2008 – 345,000). Of the options granted in the second quarter of 2008, 115,000 did not vest, as certain financial performance objectives required to be met were not met during the performance measurement period and as such, the related performance based awards did not vest. All of the remaining options previously granted have fully vested with no expense recorded during the three and six month periods ended June 30, 2009 (2008 - $5,589 and $13,127, respectively).

As at June 30, 2009, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2008 – 4,629,452).

The average fair value of options expensed during the period ended June 30, 2008 was estimated at $0.69 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

7.

CAPITAL STOCK (Continued)

Risk-free interest rate	3-5%
Expected life	3 years
Expected volatility	87-100%
Dividend yield	0%

8.

EARNINGS (LOSS) PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive. The exercise prices of all options outstanding at June 30, 2009, were out-of-the-money and therefore these stock options do not have a diluted effect on the earnings per share. The following table sets forth the computation of earnings (loss) per share:

	For the Three Month Period Ended		For the Six Month Period Ended
For the periods ended June 30	2009	2008	2009	2008
Numerator - net earnings (loss) available to common shareholders
Earnings (loss) from operations	$164,694	$(68,014)	$189,871	$(166,831)
Denominator - Weighted average
# of Common Shares outstanding	23,495,040	23,755,759	23,816,387	23,788,919
Earnings (loss) per share	$0.01	$(0.00)	$0.01	$(0.01)

9.

STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

	For the Three Month Period		For the Six Month Period
For the periods ended June 30	2009	2008	2009	2008
Accounts receivable	$(358,891)	$61,569	$(127,772)	$35,455
Inventories	(43,887)	93,302	(286,745)	70,062
Prepaids, deposits and sundry receivables	(39,835)	(64,727)	(146,119)	(71,404)
Taxes recoverable	9,718	––	6,560	––
Accounts payable and accrued liabilities	(163,550)	(81,251)	161,724	(135,306)
Deferred revenues	3,150	(6,105)	2,101	(8,204)
	$(593,295)	$2,788	$(390,251)	$(109,397)

Non-cash transactions for the three and six month periods ended June 30, 2009, for the purchase of manufacturing equipment were $1,741 (2008 – $7,758).

During the three and six month periods ended June 30, 2009 there was no interest and taxes paid (2008 – nil).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

10.

CONTINGENCIES AND COMMITMENTS

(a)

Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst®. The agreement involved royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three-year period, declining to a 2% rate effective October 1, 2003 until the end of the agreement on September 30, 2008, at which time this agreement ended. No further obligation for royalty payments are due in 2009 (2008 - $2,479). These amounts have been recorded as royalty expense in selling, general and administrative.

Royalty agreements were activated in November and December 2008 upon the signing of each of the European license agreements for sales of Uracyst® in the defined territories. These agreements involve royalty payments to be paid to the consultants, who introduced the licensee to the Company. The royalty payments being made to the consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received. In addition, royalty payments were also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. Expenses recorded in regards to licensing and royalty fees for the three month and six month periods ended June 30, 2009 were $10,959 and $43,020, respectively (2008 - $nil and $nil). These amounts have been recorded as royalty expense in selling, general and administrative.

(b)

License Agreements

In May 2009, the Company signed a license agreement with Sigmar Italia S.p.A. for the sale and distribution rights to Uracyst in Italy. Pursuant to this agreement, the Company received $157,480 as a non-recurring, non-refundable license fee, which was recognized as licensing income in the second quarter of 2009. In addition, to an upfront payment made to the Company upon signing, this agreement will provide the Company with an additional milestone and an ongoing revenue stream from future sales of Uracyst in this territory.

(c)

Distribution Agreement

There are no changes to the distribution agreements as disclosed in Note 13 (c) of the annual financial statements for the 2008 fiscal year.

(d)

Manufacturing Agreement

There are no changes to the manufacturing agreements as disclosed in Note 13 (d) of the annual financial statements for the 2008 fiscal year.

(e)

Leases

The Company presently leases office and warehouse equipment under operating leases. For the three and six month periods ended June 30, 2009 the total expense related to leases was $1,274 and $2,548, respectively (2008 - $1,274 and $2,548 , respectively). At June 30, 2009, the remaining future minimum lease payments under operating leases are $12,177 (December 31, 2008 - $14,725).

(f)

Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a university in the United States. This agreement was extended until January 2009, for additional research to be performed. The program is on Bladder Urothelial research in interstitial cystitis and cost the Company US$265,300 over the period May 2005 to January 2009. During both the three and six month periods ended June 30, 2009, the Company has recorded $3,536 (2008 - $6,135) as research and development costs.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

11.

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2009, the Company had three significant customers that represented 57% (one major wholesaler – 21%; and two international customers – 15% and 21%) of product sales (June 30, 2008 - three significant customers that represented 58% (one major wholesaler – 31%; and two international customers – 10% and 17%). During the six month period ended June 30, 2009, the Company had three significant customers that represented 49% (one major wholesaler – 21%; and two international customers – 12% and 16%) of product sales (June 30, 2008 - three significant customers represented 55% (one major wholesaler – 32%; and two international customers – 12% and 11%).

12.

RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services in regards to investor relations and financial issues. Compensation under the agreement is $6,000 per month. For the three and six month periods ended June 30, 2009, the Company recorded $18,000 and $36,000, respectively (2008 - $18,000 and $36,000, respectively) as selling, general and administrative costs.

13.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws of Canada for the six month periods ended June 30, 2009 and 2008. The Company has non-capital loss carry-forwards at June 30, 2009 totaling $2,332,200 that may be offset against future taxable income. If not utilized, the loss carry-forwards will expire between 2010 and 2029. As a result of FIN 48, “Accounting for Uncertainty in Income Taxes”, there was no material impact on the Company's financial statements.

The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,880,800.

The non-refundable portion of the tax credits as at June 30, 2009 was $335,000. All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

14.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP SFAS 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed," ("FSP FAS 157-4"). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company has evaluated this standard and determined that it will not have an impact on its financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company has evaluated this standard and determined that it will not have an impact on its financial position and results of operations.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

14.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date, the Company has adopted SFAS 165. In an evaluation of subsequent events through the date of this filing, the Company does not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect this pronouncement to have a material impact on its financial condition, results of operations, or cash flows.

15.

SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis. Currently, certain of the Company’s manufacturing assets are located in the United States, with a current net book value of approximately $351,399 (2008 - $124,282), the Company’s remaining assets are located in Canada, and all direct sales take place in Canada. Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries throughout the world.

The Company is engaged in the sale of three lines of product:

	June 30, 2009 Unaudited
	For the Three Month Period		For the Six Month Period
Product Sales	2009	2008	2009	2008
NeoVisc	67.4%	85.7%	60.6%	70.5%
Uracyst	16.4%	11.9%	17.2%	10.5%
BladderChek	1.1%	1.6%	1.0%	1.6%
Subtotal	84.9%	99.2%	78.8%	82.6%

	June 30, 2009 Unaudited
	For the Three Month Period		For the Six Month Period
	2009	2008	2009	2008
Licensing & Royalty Fees	14.9%	0.4%	21.0%	17.0%
Other	0.2%	0.4%	0.2%	0.4%

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

JUNE 30, 2009

15.

SEGMENTED INFORMATION (Continued)

Revenue for the three and six month periods ended June 30, 2009, includes products sold in Canada, international sales of products, royalty revenues and raw materials sold at cost to the Company’s European licensee. Revenue earned for the three and six month periods ended June 30 are as follows:

	June 30, 2009 Unaudited
	For the Three Month Period		For the Six Month Period
	2009	2008	2009	2008
Product Sales	$503,794	$430,797	$845,570	$697,034
Domestic sales	409,186	213,737	610,733	275,861
International sales	1,146	1,000	2,242	2,096
Other revenues	$914,126	$645,535	$1,458,545	$974,961
Total Product Sales

Royalties & Licensing Revenues
Licensing fees	$157,480	$––	$376,687	$––
Royalty payments	2,688	2,400	11,578	200,356
Total Royalty & Licensing Revenues	$160,168	$2,400	$388,265	$200,356

16.

FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business. During the three and six month periods ended June 30, 2009, the Company had a foreign currency gain (loss) of ($19,128) and ($20,523), respectively (2008 – ($5,116) and $8,034, respectively). These amounts have been included in selling, general and administrative expenses.

17.

COMPARATIVE FIGURES

Certain comparative figures in 2008 have been reclassified to conform to the current year's presentation, in accordance with generally accepted accounting principles of the United States.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on July 30, 2009 and should be read in conjunction with the June 30, 2009 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company"). All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP SFAS 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed," ("FSP FAS 157-4"). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company has evaluated this standard and determined that it will not have an impact on its financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB

Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company has evaluating this standard and determined that it will not have an impact on its financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date, the Company has adopted SFAS 165. In an evaluation of subsequent events through the date of this filing, the Company does not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect this pronouncement to have a material impact on its financial condition, results of operations, or cash flows.

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

Stellar has developed and is marketing three products in Canada based on its core polysaccharide technology:

(i)

NeoVisc® (three injection series) and NeoVisc® Single Dose for the treatment of osteoarthritis;

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

In October 2003, the Company entered into an exclusive agreement with a company in the United States to manufacture and distribute bladder cancer test kit products within the Canadian market, as defined in the agreement, for a five year period commencing January 1, 2004, in consideration for a technology access fee of US$10,000 and an initial order. This agreement was renewed in December 2008, for an additional three years, until December 2011.

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

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical ("Shanghai") for the sale of Uracyst in China. All product specifications have been approved by the Chinese regulatory body (State Food and Drug Administration "SFDA") and the final document submission was delivered to the SFDA in June 2007. Although the Company anticipated this registration would have occurred in 2007, to-date such approval has not been granted. The Company has been in discussions with an associate of Shanghai in regards to regulatory documents that have been requested by the SFDA. At this time it is uncertain as to if or when approval will be received from the SFDA.

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

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States. In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States. Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States. Watson has completed a Canadian-based, placebo controlled, pilot clinical study in IC patients, which will be presented in October 2009. The results of this study will be utilized in designing the pivotal Phase III safety and efficacy trial, the data from which will be submitted to the United States Food and Drug Administration (FDA) in support of marketing approval.

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

A 50 patient Canadian, community based, clinical trial demonstrated positive results for Uracyst. These results were formally published in the September 2008 volume of The British Journal of Urology and have had a positive impact on Uracyst sales in all current markets.

In October 2008, the Company completed a distribution agreement for Uracyst with EIP Eczacibasi Ilac Pazarlama, for Turkey and the Turkish Republic of Northern Cyprus. In December of 2008 Stellar entered into three distribution agreements: Galen Limited, for the United Kingdom and the Republic of Ireland, EuroCept B. V. for the Netherlands, Belgium and Luxembourg and VitaFlo Scandinavia AB, for Denmark, Finland, Iceland, Norway and Sweden. In April of 2009, the Company signed a distribution agreement for Uracyst with Sigmar Italia S.P.A. for Italy. These agreements provided upfront payment made to the Company upon signing plus milestone payments and an ongoing royalty stream from future sales of Uracyst in these European markets.

In June 2009, Stellar launched NeoVisc Single Dose in Canada. The single dose therapy provides physicians and their patients the convenience of using a one dose product when it is difficult to book two additional appointments for the three dose product. However, when optimum duration of effect is the goal the three dose NeoVisc should be the product of choice.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people. The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009

For the three month period ended June 30, 2009, total operating revenues from all sources increased by 65.8% to $1,074,300 compared to $647,900 in the same period during 2008. During the second quarter of 2009, international sales were up 91.4% over the same period in 2008, showing strong growth from product sales for both NeoVisc and Uracyst. Domestic sales for NeoVisc were up by 21.2%, which is viewed as significant growth given the highly competitive Canadian viscosupplement market. Revenues from the NeoVisc Single Dose product, which was launched in mid June 2009, contributed to 12.1% ($50,000) of the increase, with the majority of these revenues being generated through initial wholesale stocking. Revenues generated from the sale of Uracyst for the quarter decreased slightly, by 1.2% over the same period in 2008. This decrease is believed to have occurred due to a heavy sampling campaign for new patients. This sampling campaign is expected to have a positive effect on in-market use of Uracyst, in the longer term. BladderChek sales were up 15.7% due mainly to larger volume orders.

For the six month period ended June 30, 2009, total operating revenues from all sources increased by 57.1 % to $1,846,800 compared to $1,175,300 in the same period during 2008. International sales for the six month period ended June 30, 2009, increased 121.4%, mainly driven by NeoVisc sales growth in Europe. Revenues for domestic sales of NeoVisc and Uracyst increased 22.2% and 21.9%, respectively, compared to the same six month period in 2008. BladderChek sales were comparable during the same period in 2008.

Overall, revenues for both international and domestic markets were very positive for the first half of 2009. The Company expects, although it can not be certain, this trend will continue into the second half of the year, as agreements with new licensees in European markets, continue to increase market penetration for Stellar’s products. As well, sales and marketing initiatives in the Canadian market are expected to improve market share for NeoVisc, Uracyst and BladderChek.

The Company’s net income for the second quarter of 2009 was $164,700 compared to a loss of ($68,000) for the same period in 2008. Net income for the six month period ended June 30, 2009 was $189,900 compared to loss of ($166,800) over the same period in 2008. This is the third consecutive quarter that Stellar has been profitable.

Gross Profit and Cost of Sales

Gross profit for the second quarter of 2009 was $741,200 up 48.5% compared to a gross profit of $499,000 in the same period in 2008. Gross profit for the six month period ending June 30, 2009 was $1,358,800 up 48.5%, compared to $915,000 gross profit for the same period in 2008.

For the three and six month periods ended June 30, 2009, cost of products sold, as a percentage of product sales, increased to 36.4% and 33.5%, respectively from 23.1% and 26.7%, respectively, during the same period in 2008. These increases are due to the larger volume of international sales which generate lower gross margins.

Research and Development

Stellar’s investment in research and development for the 6 month period ended June 30, 2009 was $7,400 down from the $58,200 invested for the same period in 2008. This reduction was due to projects being completed in late 2008 and new projects not scheduled to start until September or October 2009. Stellar will continue to invest in research, related to its products in Canada and in international markets.

In 2009, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six month periods ended June 30, 2009 were up 2% and 9.4% to $562,900 and $1,141,000, respectively, compared to $551,900 and $1,042,900, respectively, for the same periods in 2008. This increase for the six month period ended June 30, 2009, was mainly driven by increased professional fees, (an increase of 47.5% over the same period in 2008) associated with out-licensing agreements, plus business development costs (an increase of 61.4% over the same period in 2008) associated with assisting our new European licensees to commence marketing activities for Uracyst. Increased marketing expenditures were incurred during this six month period, which were related to the new campaigns for NeoVisc and Uracyst in the Canadian market (an increase of 36.5% over the same period in 2008). Stellar continues to pursue business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income during the three and six month periods ended June 30, 2009 was $1,900 and $6,900, respectively, compared to $19,400 and $48,400, respectively, during the same periods in 2008. These amounts include interest received on short-term investments for both periods in 2009 and 2008. Cash continues to be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	*Revenues $	Net income (loss) $	Earnings (loss) per share $
June 30, 2009	1,074,300	164,700	0.01
March 31, 2009	772,500	25,200	0.00
December 31, 2008	903,000	196,000	0.00
September 30, 2008	481,100	(60,300)	0.00
June 30, 2008	647,900	(68,000)	0.00
March 31, 2008	527,400	(98,800)	0.00
December 31, 2007	657,700	(123,000)	0.00
September 30, 2007	615,400	135,400	0.01

———————

* Includes product sales and royalty and licensing revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $1,882,000 at June 30, 2009 as compared with $2,106,000 at December 31, 2008. The Company continues to draw from its holdings of cash and cash equivalents. Although there can be no assurance, the Company does expect to continue its profitable status for 2009, thereby funding its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

Contributing to this decrease in cash was:

•

Capital expenditures paid for in the amount of $66,000 related to property, plant and equipment (includes a deposit of $21,900 for packaging equipment);

•

Capital expenditures of $26,200 related to patent filings;

•

Purchase for cancellation of capital stock in the amount of $21,300 pursuant to the Company’s normal course issuer bid; and

•

Deposits of $115,600 related to product manufacturing to occur in the third quarter

As at the date of this report, the Company did not have any outstanding long-term indebtedness.

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

RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in the normal course of business. Compensation under the agreement is $6,000 per month. For the three and six month periods ended June 30, 2009, the Company recorded and paid $18,000 and $36,000, respectively, (2008 - $18,000 and $36,000, respectively) as selling, general and administrative costs, related to this agreement.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the three and six month periods ended June 30, 2009, there were no Common Shares issued by the Company (2008 – nil). As at the date of this report, the Company had 23,495,040 Common Shares outstanding.

On April 9, 2009, the Company commenced a normal course issuer bid ("NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may, during the 12 month period commencing April 9, 2009 and ending April 8, 2010, purchase up to 1,175,752 Common Shares. Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition. All Common Shares purchased under the NCIB are to be immediately cancelled. The details in regards to the purchases made during the three and six month periods ended June 30, 2009 are set forth under the heading ‘Purchases of Equity Securities.’

As of the date of this report, the Company had 105,000 Common Share options outstanding at an exercise price of $0.69.

PURCHASES OF EQUITY SECURITIES

Pursuant to the terms of the NCIB, during the three and six month periods ended June 30, 2009, the Company purchased 60,000, of its Common Shares at an average purchase price of $0.35.

Pursuant to the terms of the NCIB, the total cost associated with such purchases for these Common Shares during the three and six month periods ended June 30, 2009 was $21,292.

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

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2009, the Company had three significant customers that represented 57% (one major wholesaler – 21%; and two international customers – 15% and 21%) of product sales (June 30, 2008 - three significant customers represented 58% (one major wholesaler – 31%; and two international customers – 10% and 17%). During the six month period ended June 30, 2009, the Company had three significant customers that represented 49% (one major wholesaler – 21%; and two international customers – 12% and 16%) of product sales (June 30, 2008 - three significant customers represented 55% (one major wholesaler – 32%; and two international customers – 12% and 11%). The Company believes that its relationship with these customers is satisfactory.

OUTLOOK

As at July 30, 2009, the Company is debt free and had working capital of $0000000. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

Some of the risks and uncertainties affecting the Company, its business, operations and results include, but are not limited to: the Company’s dependence on a few customers and a few suppliers, the loss of any of which would negatively impact the Company’s operations; the need to develop and commercialize new products which will require further time-consuming and costly research and development, the success of which cannot be assured; the Company’s dependency on third parties for manufacturing, materials and for research, development and commercialization assistance and support; the Company’s dependency on assurances from third parties regarding licensing of proprietary technology owned by others; government regulation and the need for regulatory approvals for both the development and commercialization of products, which are not assured; uncertainty that the Company’s products will be accepted in the marketplace; rapid technological change and competition from pharmaceutical companies, biotechnology companies and universities, which may make the Company’s technology or products obsolete or uncompetitive; the need to attract and retain skilled employees; risks associated with claims of infringement of intellectual property and of proprietary rights; risks inherent in manufacturing (including up-scaling) and marketing; product liability and insurance risks; risks associated with clinical trials, including the possibility that trials may be terminated early, delayed or unsuccessful; exchange rate fluctuations; political, economic and environmental risks; the need for performance by buyers and suppliers of products; the Company’s dependency on performance by its licensees regarding the sale of the Company’s licensed-out products, NeoVisc and Uracyst; and the risk of unanticipated expenses or unanticipated reductions in revenue, or both, any of which could cause the Company to reduce, delay or divest one or more of its research, development or marketing programs.

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

The Company currently outsources the manufacturing of its products to third party contract manufacturers. Although the Company has taken several measures to control the quality and on-time delivery of its products by this manufacturer, Stellar is unable to control all aspects of its third party manufacturer's operations. If a supplier of a product or component discontinued or restricted such supply, the Company’s business may be harmed by the resulting delays. This could result in a material adverse affect on the financial condition of the Company.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Stellar is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act (as defined below) and is not required to provide the information required under this item.

ITEM 4.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures performed by the Company’s Principal Executive Officer and Principal Financial Officer as of the end of the period covered by this report, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ADDITIONAL INFORMATION

Additional information relating to the Company is available on SEC at www.sec.gov, SEDAR at www.sedar.com or visit Stellar’s website at www.stellarpharma.com.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Stellar is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFUALTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

STELLAR PHARMACEUTICALS INC.

By:	/s/ PETER RIEHL
Peter Riehl Chief Executive Officer

Date: August 5, 2009

23