Form 10-Q
period 2009-09-30
STELLAR PHARMACEUTICALS INC
filed 2009-11-12
CIK 1159019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

The number of outstanding common shares, no par value, of the Registrant at: September 30, 2009: 23,495,040

STELLAR PHARMACEUTICALS INC.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

Item 1.      Condensed Interim Financial Statements

2

Condensed Balance Sheets

2

Condensed Interim Statements of Operations and Comprehensive Loss and Deficit

3

Condensed Interim Statements of Cash Flows

4

Notes to Condensed Interim Financial Statements

5

Item 2.      Management's Discussion and Analysis of Financial Conditions and Results of Operations

14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.      Evaluation of Disclosure Controls and Procedures

22

PART – OTHER INFORMATION

Item 1.      Legal Proceedings.

23

Item 1a.    Risk Factors.

23

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.      Defaults Upon Senior Securities.

23

Item 4.      Sumbission of Matters to a Vote of Security Holders.

23

Item 5.      Other Information.

23

Item 6.      Exhibits.

23

PART I –FINANCIAL STATEMENTS

ITEM 1.

CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Expressed in Canadian Dollars)

	As at September 30, 2009	As at December 31, 2008
	(Unaudited)	(see Note 1)
ASSETS

CURRENT
Cash and cash equivalents (Note 2)	$1,913,194	$2,105,966
Accounts receivable, net of allowance $nil (2008 - $nil)	376,683	549,055
Inventories (Note 3)	582,036	364,551
Taxes recoverable	216,147	212,445
Loan receivable	18,369	18,369
Prepaids, deposits and sundry receivables (Note 4)	227,411	130,515
	3,333,840	3,380,901
PROPERTY, PLANT AND EQUIPMENT (Note 5)	1,315,236	1,270,257
OTHER ASSETS (Note 6)	90,711	65,495
	$4,739,787	$4,716,653

LIABILITIES
CURRENT
Accounts payable	$133,960	$173,812
Accrued liabilities	56,875	186,201
Deferred revenues	8,897	1,749
	199,732	361,762
CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 7)
AUTHORIZED
Unlimited Non-voting, convertible, redeemable, and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED
23,495,040 Common shares (2008 – 23,702,540)	8,188,486	8,261,403
(15,000) - Treasury shares (2008 – (147,500))	(9,293)	(51,625)
Additional paid-in capital for cancelled common shares	2,329	2,329
Additional paid-in capital options - outstanding	34,209	35,965
expired	724,128	722,372
	8,939,859	8,970,444
DEFICIT	(4,399,804)	(4,615,553)
	4,540,055	4,354,891
	$4,739,787	$4,716,653

Approved on behalf of the Board:
/s/ Peter Riehl	/s/ Arnold Tenney
DIRECTOR	DIRECTOR

See accompanying notes to condensed interim financial statements

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS AND DEFICIT

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2009	2008	2009	2008
PRODUCT SALES (Note 15)	$811,684	$477,289	$2,270,229	$1,452,280
COST OF PRODUCTS SOLD (Note 17)	275,710	106,473	763,744	366,804
MARGIN ON PRODUCTS SOLD	535,974	370,816	1,506,485	1,085,476
ROYALTY AND LICENSING REVENUES (Note 15)	15,233	3,780	403,498	204,136
GROSS PROFIT	551,207	374,596	1,909,983	1,289,612

EXPENSES
Selling, general and administrative	505,391	453,362	1,646,388	1,496,246
Research and development	9,009	(4,805)	16,420	53,437
Amortization (non-manufacturing property, plant and equipment)	14,488	14,625	41,888	43,769
	528,888	463,182	1,704,696	1,593,452
INCOME (LOSS) FROM OPERATIONS	22,319	(88,586)	205,287	(303,840)
INTEREST AND OTHER INCOME	3,559	18,627	10,462	67,050
GAIN ON DISPOSAL OF EQUIPMENT	––	9,676	––	9,676
INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE PERIOD
BEFORE INCOME TAXES	25,878	(60,283)	215,749	(227,114)
Current income tax expense (Note 13)	(10,100)	––	(18,200)	––
Future income tax recovery (Note 13)	10,100	––	18,200	––

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	25,878	(60,283)	215,749	(227,114)

DEFICIT, beginning of period	(4,425,682)	(4,746,385)	(4,615,553)	(4,576,621)

Effect of repurchase and cancellation of Common Shares (Note 7(b) )	––	(1,876)	––	(4,809)
DEFICIT, end of period	$(4,399,804)	$(4,808,544)	$(4,399,804)	$(4,808,544)
EARNINGS (LOSS) PER SHARE - basic and diluted (Note 8)	$0.00	$(0.00)	$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 8)	23,493,736	23,681,779	23,505,241	23,752,790

See accompanying notes to condensed interim financial statements

STELLAR PHARMACEUTICALS INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2009	2008	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES -
Net income (loss) for the period	$25,878	$(60,283)	$215,749	$(227,114)
Items not affecting cash
Amortization	15,769	28,939	83,885	89,367
Current income tax expense	(10,100)	––	(18,200)	––
Future income tax recovery	10,100	––	18,200	––
Unrealized foreign exchange (gain) loss	18,354	(8,042)	5,247	(14,399)
Gain on sale of asset	––	(9,676)	––	(9,676)
Issuance of equity instruments for services rendered	––	3,603	––	16,730
Change in non-cash operating asset and liabilities (Note 9)	65,698	35,832	(322,815)	(65,808)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	125,699	(9,627)	(17,934)	(210,900)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES -
Additions to property, plant and equipment	(66,899)	(152,373)	(112,776)	(354,008)
Increase to other assets	––	(5,357)	(26,231)	(11,420)
Sale of equipment	––	10,000	––	10,000
CASH FLOWS USED IN INVESTING ACTIVITIES	(66,899)	(147,730)	(139,007)	(355,428)
CASH FLOWS USED IN FINANCING ACTIVITIES -
Repurchase of common shares for cash (Note 7) (b)	(9,293)	(20,729)	(30,584)	(64,384)
CASH FLOWS USED IN FINANCING ACTIVITIES	(9,293)	(20,729)	(30,584)	(64,384)
EFFECT OF EXCHANGE RATES ON CASH HELD IN FOREIGN CURRENCY	(18,353)	8,041	(5,247)	14,397
CHANGE IN CASH AND CASH EQUIVALENTS	31,154	(170,045)	(192,772)	(616,315)
CASH AND CASH EQUIVALENTS,
Beginning of period	1,882,040	2,764,856	2,105,966	3,211,126
CASH AND CASH EQUIVALENTS,
End of period	$1,913,194	$2,594,811	$1,913,194	$2,594,811

See accompanying notes to condensed interim financial statements

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at September 30, 2009 and December 31, 2008, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008. Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

a)

Estimates

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at September 30, 2009 and 2008, and the revenue and expenses recorded for the quarters then ended. On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

b)

Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) ASC 820-10-65-1 (formerly referred to as SFAS 157), “Fair Value Measurements” (SFAS 157). ASC 820-10-65-1 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. ASC 820-10-65-1 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-65-1 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. ASC 820-10-65-1 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

The adoption of ASC 820-10-65-1 did not have a material impact on the Company’s shareholders’ equity and net income (loss) and comprehensive income (loss) for the period.

In February 2008, the FASB issued ASC 820-10-65-1 (formerly referred to as FSP SFAS 157-2) “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of ASC 820-10-65-1 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10-65-1 did not have a material impact on the Company’s non-financial assets and non-financial liabilities for the period.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

2.

CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Cash	$413,539	$1,205,094
Short-term investments	1,499,655	900,872
	$1,913,194	$2,105,966

3.

INVENTORIES

	September 30,	December 31,
	2009	2008
	(Unaudited)
Raw material	$147,972	$135,315
Finished goods	109,209	38,842
Packaging materials	78,784	53,811
Work in process	246,071	136,583
	$582,036	$364,551

4.

PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

	September 30,	December 31,
	2009	2008
	(Unaudited)
Prepaid operating expenses	$142,033	$37,312
Deposit on manufactured goods	82,985	91,120
Interest receivable on investments	2,393	2,083
	$227,411	$130,515

5.

PROPERTY, PLANT AND EQUIPMENT

	September 30, 2009
		(Unaudited)
	Cost	Accumulated Amortization	Net Carrying Amount

Land	$90,000	$––	$90,000
Building	618,254	138,507	479,747
Office equipment	43,302	39,762	3,540
Manufacturing equipment	1,123,461	513,381	610,080
Warehouse equipment	17,085	5,891	11,194
Packaging equipment	110,599	9,630	100,969
Computer equipment	121,337	101,631	19,706
	$2,124,038	$808,802	$1,315,236

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

5.

PROPERTY, PLANT AND EQUIPMENT (Continued)

	December 31, 2008
	Cost	Accumulated Amortization	Net Carrying Amount

Land	$90,000	$––	$90,000
Building	586,954	116,105	470,849
Office equipment	40,495	36,801	3,694
Manufacturing equipment	1,099,790	475,453	624,337
Warehouse equipment	13,750	3,675	10,075
Packaging equipment	48,467	5,840	42,627
Computer equipment	116,735	88,060	28,675
	$1,996,191	$725,934	$1,270,257

6.

OTHER ASSETS

	September 30, 2009
		(Unaudited)
	Cost	Accumulated Amortization	Net Carrying Amount

Patents	$98,611	$7,900	$90,711

	December 31, 2008
	Cost	Accumulated Amortization	Net Carrying Amount

Patents	$72,380	$6,885	$65,495

7.

CAPITAL STOCK

(a)

Common Shares

During the three and nine month periods ended September 30, 2009, no Common Shares were issued by the Company. On April 9, 2009, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company could during the 12 month period commencing April 9, 2009 and ending April 8, 2010, purchase up to 1,175,752 Common Shares. Purchases of Common Shares were made in open market transactions, at market prices prevailing at the time of acquisition. All Common Shares purchased under the NCIB will be cancelled.

Authorized: An unlimited number of Common Shares, with no par value.

	Number of Shares	Amount
Balance, January 1, 2009	23,702,540	$8,261,403
Shares purchased in buyback	147,500	(51,625)
Balance, March 31, 2009	23,555,040	8,209,778
Shares purchased in buyback	60,000	(21,292)
Balance, June 30 and September 30, 2009	23,495,040	$8,188,486

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

7.

CAPITAL STOCK (Continued)

Treasury Shares

	Number of Shares	Amount
Balance, January 1, 2009	(147,500)	$(51,625)
Shares cancelled from buyback	147,500	51,625
Shares purchased in buyback	(60,000)	(21,292)
Balance, March 31, 2009	(60,000)	$(21,292)
Shares cancelled from buyback	60,000	21,292
Balance , June 30, 2009	––	––
Shares purchased in buyback	(15,000)	(9,293)
Balance, September 30, 2009	(15,000)	$(9,293)

(b)

Purchases of Equity Securities

Pursuant to the terms of the NCIB, during the three and nine month periods ended September 30, 2009, the Company purchased 15,000 and 75,000, respectively (2008 – 55,000 and 172,500, respectively), of its Common Shares at an average purchase price of $0.61 and $0.40, respectively (2008 - $0.38 and $0.37, respectively). The total repurchase cost for these Common Shares for the nine month period ended September 30, 2009 was $30,584.

(c)

Paid-in Capital Options - Outstanding

For the three and nine month periods ended September 30, 2009 there were 5,000 options granted to an employee that expired, with a value of $1,756.

(d)

Paid-in Capital Options - Expired

For the three and nine month periods ended September 30, 2009 there were 5,000 options granted to an employee that expired, with a value of $1,756.

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

During the three and nine month periods ended September 30, 2009, there were no options granted (September 30, 2008 –115,000). The total number of options outstanding as at September 30, 2009 was 100,000 (September 30, 2008 – 345,000). Of the options granted in the second quarter of 2008, 115,000 did not vest, as certain financial performance objectives required to be met were not met during the performance measurement period and as such, the related performance based awards did not vest. All of the remaining options previously granted have fully vested with no expense recorded during the three and nine month periods ended September 30, 2009 (2008 - $1,903 and $15,030, respectively).

As at September 30, 2009, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2008 – 4,629,452).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

7.

CAPITAL STOCK (Continued)

The average fair value of options expensed during the period ended September 30, 2008 was estimated at $0.69 on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate	3-5%
Expected life	3 years
Expected volatility	87-100%
Dividend yield	0%

8.

EARNINGS (LOSS) PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive. Total shares issuable of 100,000 (2008 – 345,000) from options, were excluded from the computation of diluted earnings (loss) per share as they were anti-dilutive for the period ended September 30, 2009. The following table sets forth the computation of earnings (loss) per share:

	For the Three Month Period Ended		For the Nine Month Period Ended
For the periods ended September 30	2009	2008	2009	2008
Numerator - net earnings (loss) available to common shareholders
Net earnings (loss)	$25,878	$(60,283)	$215,749	$(227,114)
Denominator - Weighted average # of Common Shares outstanding	23,493,736	23,681,779	23,505,241	23,752,790
Earnings (loss) per share	$0.00	$(0.00)	$0.01	$(0.01)

9.

STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

	For the Three Month Period		For the Nine Month Period
For the periods ended September 30	2009	2008	2009	2008
Accounts receivable	$300,144	$60,502	$172,372	$95,957
Inventories	69,260	(212,297)	(217,487)	(142,236)
Prepaids, deposits and sundry receivables	49,223	66,185	(96,896)	(5,219)
Taxes recoverable	(10,262)	(35,356)	(3,702)	(35,356)
Loan receivable	––	(1,077)	––	(1,077)
Accounts payable and accrued liabilities	(347,714)	157,445	(184,250)	29,897
Deferred revenues	5,047	430	7,148	(7,774)
	$65,698	$35,832	$(322,815)	$(65,808)

Non-cash transactions for the three and nine month periods ended September 30, 2009, for the purchase of manufacturing equipment were $15,071 (2008 – $47,152). During the three and nine month periods ended September 30, 2009 there was no interest or taxes paid (2008 – nil).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

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

Royalty agreements were activated in November and December 2008 upon the signing of each of the European license agreements for sales of Uracyst® in the defined territories. These agreements involve royalty payments to be paid to the consultants, who introduced the licensee to the Company. The royalty payments being made to the consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received. In addition, royalty payments were also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. Expenses recorded in regards to licensing and royalty fees for the three month and nine month periods ended September 30, 2009 were $7,854 and $50,875, respectively (2008 - $nil and $nil). These amounts have been recorded as royalty expense in selling, general and administrative.

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

(e)

Leases

The Company presently leases office and warehouse equipment under operating leases. For the three and nine month periods ended September 30, 2009 the total expense related to leases was $1,274 and $3,822, respectively (2008 - $1,274 and $3,822, respectively). At September 30, 2009, the remaining future minimum lease payments under operating leases are $10,903 (December 31, 2008 - $14,725).

(f)

Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a university in the United States. This agreement was extended until January 2009, for additional research to be performed. The program is on Bladder Urothelial research in interstitial cystitis and cost the Company US$265,300 over the period May 2005 to January 2009. During both the three and nine month periods ended September 30, 2009, the Company has recorded $nil and $3,536, respectively (2008 - $18,697 and $24,832, respectively) as research and development costs.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

11.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2009, the Company had three significant customers that represented 60% (one major wholesaler – 24%; and two international customers – 23% and 13%) of product sales (September 30, 2008 - two significant customers that represented 54% (one major wholesaler – 38%; and one international customer – 16%). During the nine month period ended September 30, 2009, the Company had three significant customers that represented 48% (one major wholesaler – 22%; and two international customers – 11% and 15%) of product sales (September 30, 2008 - two significant customers represented 47% (one major wholesaler – 34%; and one international customers – 13%).

12.

RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services in regards to investor relations and financial issues. Compensation under the agreement is $6,000 per month. For the three and nine month periods ended September 30, 2009, the Company recorded $18,000 and $54,000, respectively (2008 - $18,000 and $54,000, respectively) as selling, general and administrative costs.

13.

INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws of Canada for the nine month periods ended September 30, 2009 and 2008. The Company has non-capital loss carry-forwards at September 30, 2009 totaling $2,113,500 that may be offset against future taxable income. If not utilized, the loss carry-forwards will expire between 2010 and 2029. As a result of ASC 740-10-15 (previously referred to as FIN 48), “Accounting for Uncertainty in Income Taxes”, there was no material impact on the Company's financial statements.

The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,880,800.

The non-refundable portion of the tax credits as at September 30, 2009 was $335,000. All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

14.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued ASC 820-10-65-4 (formerly referred to as FSP SFAS 157-4), "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed." ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10-65-1. ASC 820-10-65-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company has evaluated this standard and determined that it does not have an impact on its financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1 (formerly referred to as FSP SFAS 107-1 and APB 28-1), "Interim Disclosures about Fair Value of Financial Instruments," and "Disclosures about Fair Value of Financial Instruments, (formerly referred to as FSP SFAS 107)" to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825-10-65-1 also includes an amendment to "Interim Financial Reporting (formerly referred to as APB 28-1)," to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company has adopted this standard and determined that it does not have an impact on its financial position and results of operations.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

14.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2009, the FASB issued ASC 855-10 (formerly referred to as SFAS No. 165), Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. As of this date, the Company has adopted ASC 855-10. In an evaluation of subsequent events through the date of this filing, the Company does not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued ASC 105-10 (formerly referred to as SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this standard and determined that it does not have a material impact on its financial condition, results of operations, or cash flows.

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 may have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

15.

SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis. Currently, certain of the Company’s manufacturing assets are located in the United States, with a current net book value of approximately $365,034 (2008 - $294,493), the Company’s remaining assets are located in Canada, and all direct sales take place in Canada. Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries throughout the world.

The Company is engaged in the sale of three lines of product:

	September 30 Unaudited
	For the Three Month Period		For the Nine Month Period
Product Sales	2009	2008	2009	2008
NeoVisc	69.6%	78.8%	63.3%	72.9%
Uracyst	27.8%	18.5%	20.5%	12.8%
BladderChek	0.6%	1.5%	0.9%	1.6%
Subtotal	97.9%	98.8%	84.7%	87.3%
Licensing & Royalty Fees	1.8%	0.8%	15.1%	12.3%
Other	0.2%	0.4%	0.2%	0.4%

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

(Unaudited)

SEPTEMBER 30, 2009

15.

SEGMENTED INFORMATION (Continued)

Revenue for the three and nine month periods ended September 30, 2009, includes products sold in Canada, international sales of products, royalty revenues and raw materials sold at cost to the Company’s European licensee. Revenue earned for the three and nine month periods ended September 30 are as follows:

	September 30 Unaudited
	For the Three Month Period		For the Nine Month Period
	2009	2008	2009	2008
Product Sales	$405,172	$375,584	$1,250,742	$1,072,619
Domestic sales	405,512	100,609	1,016,245	376,469
International sales	1,000	1,096	3,242	3,192
Other revenues	$811,684	$477,289	$2,270,229	$1,452,280
Total Product Sales

Royalties & Licensing Revenues
Licensing fees	$––	$––	$376,687	$––
Royalty payments	15,233	3,780	26,811	204,136
Total Royalty & Licensing Revenues	$15,233	$3,780	$403,498	$204,136

16.

FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business. During the three and nine month periods ended September 30, 2009, the Company had a foreign currency (loss) of ($20,709) and ($41,232), respectively (2008 – gain of $15,411 and $23,445, respectively). These amounts have been included in selling, general and administrative expenses.

17.

COMPARATIVE FIGURES

Certain comparative figures in 2008 have been reclassified to conform to the current year's presentation, in accordance with generally accepted accounting principles of the United States.

18.

SUBSEQUENT EVENTS

In October 2009, the Company signed a license agreement with Jeilmedix Pharmaceutical Co. for the sale and distribution rights to Uracyst in South Korea. Pursuant to this agreement, the Company received $78,748 as a non-recurring, non-refundable license fee, which was recognized as licensing income in the fourth quarter of 2009. In addition, to an upfront payment made to the Company upon signing, this agreement will provide the Company with an ongoing revenue stream from future sales of Uracyst in this territory.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on October 26, 2009 and should be read in conjunction with the September 30, 2009 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company"). All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

Revenue Recognition.

Revenue is recognized in accordance with ASC 605-25, "Revenue Recognition of Financial Statements" (formerly SAB 104) and "Revenue Arrangements with Multiple Deliverables (formerly EITF 00-21)." Accordingly, license fees, which are comprised of initial fees and milestone payments, are recognized upon achievement of the milestone, provided that collectibility is reasonably assured.  Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collection is reasonably assured. The Company has a "No Return" policy on the sale of its goods.

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

Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) ASC 820-10-65-1 (formerly referred to as SFAS 157) “Fair Value Measurements.” ASC 820-10-65-1 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. ASC 820-10-65-1 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-65-1 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. ASC 820-10-65-1 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. The adoption of SFAS ASC 820-10-65-1 did not have a material impact on the Company’s shareholders’ equity and net loss and comprehensive loss for the period.

In February 2008, the FASB issued an amendment to ASC 820-10-65-1 (previously referred to as FSP SFAS 157-2) “Effective Date of ASC 820-10-65-1”, which permits a one-year deferral of the application of ASC 820-10-65-1 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10-65-1 did not have a material impact on the Company’s non-financial assets and non-financial liabilities for the period.

Investments

Effective January 1, 2008, the Company adopted FASB ASC 825-10 (formerly referred to as SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” (including its amendment (previously referred to as Statement No. 115). ASC 825-10 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Following the election of the fair value option for an eligible item, changes in the item’s fair value in subsequent reporting periods must be recognized as earnings. ASC 825-10 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar assets and liabilities.

Under the provisions of ASC 825-10, the Company elected the fair value option for its short-term investment.

The adoption of ASC 825-10 did not have an impact on the Company’s shareholders’ equity and net loss and comprehensive loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued ASC 820-10-65-4 (formerly referred to as FSP SFAS 157-4), "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,". ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10-65-4. ASC 820-10-65-1 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company has adopted this standard and determined that it does not have an impact on its financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1 (formerly referred to as FSP SFAS 107-1 and APB 28-1), "Interim Disclosures about Fair Value of Financial Instruments," and “Disclosures about Fair Value of Financial Instruments, (formerly referred to as FSP SFAS 107)" to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825-10-65-1 also includes an amendment to "Interim Financial Reporting (formerly referred to as APB 28-1)," to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company has adopted this standard and determined that it does not have an impact on its financial position and results of operations.

In May 2009, the FASB issued ASC 855-10 (formerly referred to as SFAS No. 165), Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. As of this date, the Company has adopted ASC 855-10. In an evaluation of subsequent events through the date of this filing, the Company does not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued ASC 105-10 (formerly referred to as SFAS No. 168). The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this standard and determined that it does not have a material impact on its financial condition, results of operations, or cash flows.

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 may have a material impact on the Company’s financial position or results of operations for future collaborations arrangements

OVERVIEW

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

The Company signed a licensing and supply agreement with Watson Pharma, Inc. ("Watson") in December 2006 for Uracyst in the United States market. Under this agreement, Watson was granted an exclusive license to develop, market and sell Uracyst in the United States. In addition to an upfront payment made to the Company upon signing, this agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in the United States. Watson will be responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States. Watson has completed a Canadian-based, placebo controlled, pilot clinical study in IC patients which was presented at the Northeastern Section of the American Urology Association (“AUA”) Meeting held October 7 – 11, 2009 in Montreal, Quebec, Canada. The results of this study will be utilized in designing the pivotal Phase III safety and efficacy trial, the data from which will be submitted to the United States Food and Drug Administration (FDA) in support of marketing approval.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009

For the three month period ended September 30, 2009, total operating revenues from all sources increased by 71.9% to $826,900 compared to $481,100 in the same period during 2008. During the third quarter of 2009, international sales were up 302.9% over the same period in 2008, showing strong growth from product sales for both NeoVisc and Uracyst. Domestic sales for NeoVisc were up by 13.4%, which is viewed as significant growth given the highly competitive Canadian viscosupplement market. Revenues generated from the sale of Uracyst for the quarter decreased by 5.4% over the same period in 2008. This decrease is believed to have occurred due to a continuation of a sampling campaign for new patients. This sampling campaign is expected to have a positive effect on in-market use of Uracyst, in the longer term. BladderChek continues to be slow in market acceptance progress, with sales for the three month period down 45.2% over the same period in 2008.

For the nine month period ended September 30, 2009, total operating revenues from all sources increased by 61.4% to $2,673,700 compared to $1,656,400 in the same period during 2008. International sales for the nine month period ended September 30, 2009, increased 169.9%, mainly driven by NeoVisc and Uracyst sales growth in Europe. Revenues for domestic sales of NeoVisc and Uracyst increased 19.3% and 10.5%, respectively, compared to the same nine month period in 2008.

Overall, revenues for both international and domestic markets were very positive for the first nine months of 2009. The Company expects, although it can not be certain, this trend will continue into the last quarter of the year, as agreements with new licensees in European markets, continue to increase market penetration for Stellar’s products. As well, sales and marketing initiatives in the Canadian market are expected to improve market share for NeoVisc, Uracyst and BladderChek.

The Company’s net income for the third quarter of 2009 was $25,900 compared to a loss of ($60,300) for the same period in 2008. Net income for the nine month period ended September 30, 2009 was $215,800 compared to loss of ($227,100) over the same period in 2008. This is the fourth consecutive quarter that Stellar has been profitable.

Gross Profit and Cost of Sales

Gross profit for the third quarter of 2009 was $551,200 up 47.1% compared to a gross profit of $374,600 in the same period in 2008. Gross profit for the nine month period ending September 30, 2009 was $1,910,000 up 48.1%, compared to $1,289,600 gross profit for the same period in 2008.

For the three and nine month periods ended September 30, 2009, cost of products sold, as a percentage of product sales, increased to 34.0% and 33.6%, respectively from 22.3% and 25.3%, respectively, during the same periods in 2008. These increases are due to the larger volume of international sales which generate lower gross margins.

Research and Development

Stellar’s investment in research and development for the nine month period ended September 30, 2009 was $16,400 down from the $53,400 invested for the same period in 2008. This reduction was due to projects being completed in late 2008 and new projects not scheduled to start until December 2009. Stellar will continue to invest in research related to its products in Canada and in international markets.

In 2009, Stellar continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst’s treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2009 were up 11% and 10% to $505,400 and $1,646,300 respectively, compared to $453,400 and $1,496,200 respectively, for the same periods in 2008. This increase for the nine month period ended September 30, 2009, was mainly driven by $50,900 in royalty license fees paid out to consultants in regards to the European license agreements (2008 - $4,200); and foreign currency exchange losses of $41,200 (2008 – ($23,400)). In addition, increased marketing expenditures were incurred during this nine month period, which were related to the new campaigns for the products in the Canadian market (an increase of 55.7% over the same period in 2008). Stellar continues to pursue business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

INTEREST AND OTHER INCOME

Interest and other income during the three and nine month periods ended September 30, 2009 was $3,600 and $10,500 respectively, compared to $18,600 and $67,100 respectively, during the same periods in 2008. These amounts include interest received on short-term investments for both periods in 2009 and 2008. Cash continues to be maintained in liquid investments.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	*Revenues $	Net income (loss) $	Earnings (loss) per share $
September 30, 2009	826,900	25,900	0.00
June 30, 2009	1,074,300	164,700	0.01
March 31, 2009	772,500	25,200	0.00
December 31, 2008	903,000	196,000	0.00
September 30, 2008	481,100	(60,300)	0.00
June 30, 2008	647,900	(68,000)	0.00
March 31, 2008	527,400	(98,800)	0.00
December 31, 2007	657,700	(123,000)	0.00

———————

* Includes product sales and royalty and licensing revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $1,913,200 at September 30, 2009 as compared with $2,106,000 at December 31, 2008. The Company continues to draw from its holdings of cash and cash equivalents. Although there can be no assurance, the Company does expect to continue its profitable status for the remainder of 2009, thereby funding its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

Contributing to this decrease in cash was:

•

Capital expenditures paid for in the amount of $112,800 related to property, plant and equipment;

•

Capital expenditures of $26,200 related to patent filings;

•

Purchase for cancellation of capital stock in the amount of $30,600 pursuant to the Company’s normal course issuer bid;

•

Deposits of $83,000 related to product manufacturing to occur in the fourth quarter; and

•

Prepaid product development studies of $38,800.

As at the date of this report, the Company did not have any outstanding long term indebtedness.

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

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the three and nine month periods ended September 30, 2009, there were no Common Shares issued by the Company (2008 –5,000). As at the date of this report, the Company had 23,495,040 Common Shares outstanding and 15,000 Treasury Shares which have been issued for cancellation.

On April 9, 2009, the Company commenced a normal course issuer bid ("NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may, during the 12 month period commencing April 9, 2009 and ending April 8, 2010, purchase up to 1,175,752 Common Shares. Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition. All Common Shares purchased under the NCIB are to be immediately cancelled. The details in regards to the purchases made during the three and nine month periods ended September 30, 2009 are set forth under the heading ‘Purchases of Equity Securities.’

As of the date of this report, the Company had 100,000 Common Share options outstanding at an exercise price of $0.69.

PURCHASES OF EQUITY SECURITIES

Pursuant to the terms of the NCIB, during the three and nine month periods ended September 30, 2009, the Company purchased 15,000 and 75,000, respectively (2008 – 55,000 and 172,500, respectively), of its Common Shares at an average purchase price of $0.61 and $0.40, respectively (2008 - $0.35 and $0.37, respectively).

Pursuant to the terms of the NCIB, the total cost associated with such purchases for these Common Shares during the three and nine month periods ended September 30, 2009 was $9,293 and $30,585, respectively.

Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
January 1 to 31, 2009	25,000	$0.32	25,000	893,627
March 1 to 31, 2009	35,000	0.37	35,000	858,627
September 1 to 30, 2009	15,000	$0.61	15,000	843,627
Total	75,000	$0.40	75,000	843,627

RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in the normal course of business. Compensation under the agreement is $6,000 per month. For the three and nine month periods ended September 30, 2009, the Company recorded and paid $18,000 and $54,000, respectively, (2008 - $18,000 and $54,000, respectively) as selling, general and administrative costs, related to this agreement.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2009, the Company had three significant customers that represented 60% (one major wholesaler – 24%; and two international customers – 23% and 13%) of product sales (September 30, 2008 - two significant customers that represented 54% (one major wholesaler – 38%; and one international customer – 16%). During the nine month period ended September 30, 2009, the Company had three significant customers that represented 48% (one major wholesaler – 22%; and two international customers – 11% and 15%) of product sales (September 30, 2008 - two significant customers represented 47% (one major wholesaler – 34%; and one international customers – 13%)). The Company believes that its relationships with these customers are satisfactory.

OUTLOOK

As at October 26, 2009, the Company is debt free and had working capital of $3,093,100. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

ITEM 4.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures performed by the Company’s Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and its chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Date: November 11, 2009