Form 10-K
period 2009-12-31
STELLAR PHARMACEUTICALS INC
filed 2010-03-30
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Stellar Pharmaceuticals Inc.
(Name of small business issuer in its charter)

Ontario, Canada	0-31198	Not Applicable
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

544 Egerton Street, London, Ontario, Canada, N5W 3Z8
(Address of Principal Executive Office) (Zip Code)

(519) 434-1540
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ Global Markets
(Title of class)	(Name of exchange)

Securities registered pursuant to Section 12(g) of the Act: None
———————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed fourth fiscal quarter was $14,055,480.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☑

On December 31, 2009, 23,480,040 shares of the registrant's common stock were issued and outstanding.

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

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 28, 2010, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.9723 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2009, 2008 and 2007.

	Years ended December 31,
	2009	2008	2007
At End of Year	0.9555	0.8166	1.0120
Average	0.8760	0.9381	0.9304
High	0.9484	1.0289	1.0905
Low	0.7908	0.7711	0.8437

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

NOTICE TO READER

Special Note Concerning 2008 Financial Statements

The Company’s 2008 financial statements included in this annual report are unaudited.  Although the Company previously filed audited 2008 financial statements in its 2008 annual report on Form 10-K, the Company was unable to obtain the consent of the independent registered chartered accountants that prepared such financial statements by the filing deadline of this annual report.  The Company believes that its inability to obtain such consent is due to a billing dispute.  The unaudited 2008 financial statements contained in this annual report do not contain any adjustments, modifications or changes from the audited 2008 financial statements of the Company filed in its 2008 annual report on Form 10-K.

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

Stellar is a Canadian pharmaceutical company involved in the development and marketing of high quality, cost-effective, polysaccharide-based therapeutic products used in the treatment of osteoarthritis and certain types of cystitis. Stellar intends to develop additional healthcare products aimed at niche pharmaceutical markets. Stellar’s product development strategy focuses on seeking novel applications in markets where its products demonstrate true cost effective therapeutic advantages. Stellar also intends to build revenues through out-licensing its products and in-licensing other products for Canada and international markets that are focused on similar niche markets.

Stellar has developed and currently markets the following three medical products: (i) NeoVisc®, (ii) NeoVisc® Single Dose and (iii) Uracyst®. NeoVisc, a three injection series, and NeoVisc Single Dose, a single injection of high molecular weight, sodium hyaluronate therapy, were developed to provide cost-effective alternative treatments to the over 3 million Canadians suffering from osteoarthritis. Uracyst, a chondroitin sulfate-based therapy, was developed to provide symptomatic relief to patients with glycosaminoglycan (GAG) deficient cystitis (defects in the urinary bladder lining) such as interstitial cystitis / painful bladder syndrome. Each of these products has received regulatory approval in Canada. Uracyst is patented in the United States and in Canada with international patents pending.

Stellar markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of its products in over 58 countries. The Company’s focus on product development continues to be two fold, utilizing in-licensing and out-licensing for immediate impact on its revenue stream. These activities enable Stellar to fund its own in-house product development for future growth and stability. Stellar, through its out-licensing partners, conducts clinical trials where necessary, to obtain the required regulatory approvals for its products in international markets.

During the twelve month period ended December 31, 2009, the Company signed two new license agreements for Italy and South Korea, continuing to expand its penetration into global markets. As provided in these agreements, the Company received $273,580 in non-recurring, non-refundable license fees, which were recognized as income in 2009. In addition to upfront payments made to the Company upon signing, these agreement will provide Stellar with milestone payments and an ongoing royalty stream from future sales of Uracyst in these European markets.   The terms of these license agreements are as follows:

LiLicensee	Agreement Date	Territory	Agreement Term
Sigmar Italia S.p.a.	May 2009	Italy	5 years +
Jeil Medix Pharmaceutical Co.	October 2009	Korea	5 years +

+ Extensions of 3 years apply to these contracts.

In October 2008, the Company entered into license and supply agreements with EIP Eczacibasi for marketing Uracyst in Turkey.  In December 2008, the Company entered into licensing and supply agreements with Galen, for marketing Uracyst in UK & Ireland, Vitaflo, for marketing Uracyst in Denmark, Finland, Iceland, Norway and Sweden, and EuroCept for marketing of Uracyst in Belgium, Luxembourg and Netherlands.

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

In July 2006, the Company entered into a licensing agreement with Bio-technic Romania SRL for NeoVisc in Romania.  Sales in this territory have showed solid growth since signing the agreement. The term of this agreement has been extended until June 2014.

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

In August 2005, the Company entered into a distribution agreement with Technimed for the sale of NeoVisc in Lebanon.  Although, sales recorded for Technimed continue to be a small portion of the international revenues, year over year sales continue to increase. The term of this agreement has been extended until June 2010.

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

“interstitial cystitis” or “IC” - A chronic inflammation of the bladder wall that can result in increased frequency and urgency to void along with severe pelvic pain for many patients.

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

Products and Markets

Stellar has developed and currently markets the following three medical products: (i) NeoVisc, (ii) NeoVisc Single dose and (iii) Uracyst. Each of these products is presently approved for use in Canada and NeoVisc (3 dose only) and Uracyst have their CE Mark approval for the European Community. In the past Stellar has relied on Canadian revenues for its income. However, with Stellar entering into more out-licensing agreements it is expected that out-licensing revenues will dominate the Company’s sales.  In addition, Stellar has signed an in-license agreement for Canada to market BladderChek, sales of which commenced in October 2004.

NeoVisc and NeoVisc Single Dose

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

NeoVisc Single Dose is a 6 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution delivered as a single intra-articular injection and is sold as a single dose therapy. Single dose therapy offers all the benefits of the NeoVisc 3 dose therapy but its duration of effect does not last as long as the 3 dose therapy.

This type of treatment, referred to as viscosupplementation, is a relatively new therapy for the treatment of osteoarthritis, having gained Canadian approval in 1992 and United States approval in 1997. However, viscosupplementation has been used since the mid 1980s in many European markets. Replacing or supplementing the joint fluid provides symptomatic relief from the pain of osteoarthritis for up to 6 to 12 months with the 3 dose products before a repeat set of injections is required. In late 2003 a single dose product was launched and by 2009 there were 4 single dose therapies available in the Canadian market. Single doses offer convenience of a single injection but the clinical effect lasts only 3 to 6 months.

Osteoarthritis and Treatment Options: Osteoarthritis is a degenerative disease associated with long-term wear on weight bearing joints. With no known cure, it is estimated that OA affects an estimated 33% of persons over 45 years of age, and approximately 85% over the age of 70. The Canadian Arthritis Association estimates that 3.3 million Canadians suffer from the “osteo” form of arthritis. Stellar estimates the number of OA sufferers in American to be over 30 million. The aggregate number of patients with OA is expected to grow significantly as the average age of the population increases.

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

Role of Hyaluronate: The active ingredient in NeoVisc is hyaluronate, also referred to as hyaluronic acid or HA. HA is a naturally occurring polysaccharide found throughout the human body, which has been shown to play an important role in such biological processes as cell differentiation, tissue hydration and proteoglycans organization. Injected HA also provides an anti-inflammatory and analgesic effect. HA also plays a fundamental role in human joints, where by virtue of its viscosity, elasticity and other rheological properties, acts as a lubricating and shock absorbing component in joint fluids.  HA products are currently being used in eye surgery, wound healing, intra-articular injections and as an adjunct to certain grafting procedures.

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

Competitive Analysis: There are a number of competitive viscosupplements to NeoVisc in Canada for both NeoVisc and NeoVisc Single Dose. The competitive landscape in the United States and other international markets is now very similar to the Canadian market. If approved for sale in the United States, NeoVisc would compete with Genzyme’s products Synvisc and Synvisc One, Fidia, SpA’s product, marketed under the trade name Hyalgan by Sanofi-Synthelabo Inc. and Seikagaku’s product Supartz marketed by Smith and Nephew, Orthovisc, manufactured by Anika Therapeutics, Inc. and marketed by Johnson & Johnson, Euflexxa marketed by Ferring Pharmaceuticals.  In Canada, NeoVisc also competes with these products plus Suplasyn, marketed by Alveda Pharma, Ostenil, marketed by Garvinci and single dose products, Durolane sold by Smith and Nephew and Monovisc by Rivex Pharma. With little to differentiate these HA products for use in the treatment of degenerative joint disease, management of the Company believes that Stellar’s lower patient cost and high quality will allow NeoVisc to effectively further penetrate the market and obtain a significant share in Canada and, if approved for sale, the United States.

As stated above, the Company has signed the following agreements for NeoVisc:

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

The Company has been issued a patent in the United States and Canada for the use of Uracyst treatments and has international patents pending. Uracyst is classified in Canada by TPD as medical devices under the Medical Devices Regulations of the Food and Drugs Act (Canada).

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

In late 2008, the Company signed four new Uracyst licensing agreements for eleven European countries. In 2009, the company signed additional Uracyst licensing agreements for Italy adding to its European presence.  Stellar continues in discussions with other potential partners for the remaining European countries. Stellar expects to have most of these markets covered and selling Uracyst in 2010.

The Company has signed the following agreements for Uracyst:

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

(v)
In May 2009, the Company signed a new Uracyst license agreement with Sigmar Italia S.p.a. for the Italian market and in October 2009 with Jeil Medix Pharmaceutical Co. for the Korean market, continuing to expand its penetration into global markets.

The Company used consultants to source licensees for European contracts entered into by Stellar in 2008 and 2009.   These agreements involved royalty payments to be issued to the consultants upon the signing of the license agreement.  The royalty payments being issued to consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received.  In addition, royalty payments were also based on 4 % of the total Uracyst sales at a declining rate of 1% per year over a four-year period, declining to a 1% rate effective in the final year.

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

Market For Uracyst: Data on the number of IC patients being treated and the method of treatment have not been readily available in Canada or the United States. Many products such as dimethylsulfoxide (DMSO) and heparin are not used exclusively to treat IC. This lack of detailed end-use product and prescription data has made it difficult to define the size of the IC market. More recently epidemiology studies have been able to better define the size of the IC market.  Recent U.S. epidemiological data from the Interstitial Cystitis Association suggests a prevalence rate of between 3 & 8 million women who may have IC (3 – 6% of US women). The Rand Institute Study (AUA 2009) reported that the incidence & prevalence for women 18+ was between 2.7 & 6.5%. Statistics Canada reported 13,177,938 women over 18 in 2009 - extrapolating this information for Canada suggests a potential patient population of 395,338. It is believed that somewhere between 60% and 80% of IC patients are “GAG” deficient patients in the IC population.  Both of these estimates have been used to project the target market for Uracyst in Canada to be 276,700 patients.

Marketing Strategy: Stellar currently markets Uracyst directly to physicians and pharmacies (although in many cases the patient is the ultimate purchaser) in Canada. Stellar focuses its promotion to a core group of urologists currently treating interstitial cystitis, largely in major Canadian urban centers (i.e. all Provincial capitals and cities with medical teaching centers). Management estimates that there are over 550 practicing urologists in Canada and approximately 7,500 in the United States. This well-defined target audience makes direct marketing an effective strategy for Stellar. Pursuant to the European license, Stellar markets its Uracyst product line in Europe through European licensees.

Uracyst has demonstrated a rapid onset of clinical response, compared to all other therapies. Combining this with lower cost is important, as most patients will be on and off GAG replacement therapy for an indeterminate amount of time. Management believes that the high efficacy results and low monthly therapy cost make Uracyst the most cost effective therapy available. Stellar expects to gain acceptance more readily from both physicians and patients as the most cost-effective therapy for treating GAG-deficient IC patients.

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

Elmiron has a typical cost of about $150 per month as compared to $80 per month for DMSO and $75 per month for Uracyst.

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

Sales and Distribution

Stellar currently has five sales representatives, promoting its products in key Canadian centres. These sales representatives primarily target medical physicians, pharmacies, hospitals and patient support groups. Stellar is building a sales network across Canada to generate NeoVisc Uracyst and BladderChek sales. See “– Human Resources.” Marketing and sales efforts are coordinated from Stellar’s office located in London, Ontario. Stellar will continue to seek to build a strong network of representatives selling its products and in-licensed products in Canada.

As discussed above, Stellar’s product line has been out-licensed to companies in the United States, Western Europe, Eastern Europe, Romania, Russia, China, South Korea, Israel, Middle East, Latin America, Caribbean, Malaysia, Singapore and Brunei.

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

Human Resources

The Company currently employs thirteen full-time employees and three part-time. Eight of these full-time and three part-time employees are located at the Company’s main office in London Ontario, Canada. The remaining five employees sell the Company’s products in major urban areas throughout Canada. The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs and administration over the next 18 to 24 months. Management of the Company believes that its relations with its employees are good.

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

The Company has established non-contractual supply arrangements for its raw materials with several sources. Stellar currently purchases the HA used in NeoVisc from Fidia Farmaceutici S.p.A. and the chondroitin sulfate used in the formulation of Uracyst from Bioiberica S.A., a Spanish supplier. In the event of an interruption in the supply of these raw materials from such suppliers, the Company has sourced a secondary supplier for the HA raw material and believes it would be able to secure similar raw materials at competitive prices from other suppliers located worldwide.

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

Patent and Proprietary Protection

Where deemed appropriate, Stellar files patent applications for technologies which it owns or in respect of which it has acquired a license and, if necessary, then further developed to make such technologies marketable. Such applications may cover composition of matter, the production of active ingredients and their novel applications.

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

Stellar has received a license to manufacture and sell NeoVisc and Uracyst in Canada from the TPD. These products are regulated under the Medical Devices Regulations of the Food and Drugs Act (Canada) and the regulations promulgated thereunder by TPD to ensure the safety and efficacy of medical devices for the Canadian public. The Company is in material compliance with all such regulations and was audited and approved ISO 13485:2003 re-certification on March 12, 2009.

Under the European authority, Stellar must gain approval for its products by complying with MDD regulations, which are similar to the Canadian system. Once approved in one of the member countries of the European Community (“EC”), Stellar can then apply for its CE mark. The CE mark amounts to an approval to sell in all of the 27 EC countries and allows for faster approvals in many other non-EC countries in Europe. Both NeoVisc and Uracyst are currently CE marked.

Stellar intends to market its products through its license agreement in the United States and, as such, it is important that a quality assurance program be designed to also comply with the FDA’s Medical Device cGMP regulations. Through its out-licensing partnerships, the Company believes that its products can be submitted for approval under the Pre-Market Approval (“PMA”) program of the FDA for marketing in the United States. The FDA GMP regulations require significant documentation on all relevant procedures of the manufacturing and quality control of each product submitted for approval.

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

Although it cannot be certain, Stellar anticipates that the FDA approval required to market Uracyst in the United States will be obtained around the end of 2011. There can be no assurance, however, that such FDA approvals will be obtained or that Stellar or its United States licensee will be able to successfully market its products in the United States. The costs associated with obtaining such FDA approval for Uracyst is the responsibility of Watson.

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

Future Product Development

Stellar believes that a well-targeted research and development program constitutes an essential part of its activities. Stellar is currently developing a number of new product line extensions, with the intention of expanding the indications for its current products, NeoVisc and Uracyst, and, ultimately, expanding into other product areas. However, Stellar’s efforts will be focused initially on developing strategic partners to assist Stellar in gaining regulatory approval in the United States and international markets for its NeoVisc and Uracyst related products. These submissions will be a priority for the Company, as management believes that these markets offer significant opportunities for the sale of the Company’s products. The registration for all current products will require completion of clinical trials. Clinical work, done in Canada and the United States, can then be used for submissions for entry into other countries. Stellar has signed an agreement for Uracyst in the United States with Watson. Watson is responsible to fund the FDA approval process for Uracyst. Stellar continues to search for suitable partners for NeoVisc in the United States.

For the years ended December 31, 2009 and 2008, the Company expensed approximately $18,100 (2008 (unaudited) - $97,700) on in-house research and development activities. The expense in 2008 however, was offset by provincial government tax cash refunds of $34,900 for research and development activities performed in 2006, 2007 and 2008.  No tax cash refunds were recorded in 2009.

ITEM 1A.	RISKS AND UNCERTAINTIES

Investing in common shares in the capital of Stellar (the “Common Shares”) involves a degree of risk.  You should carefully consider the following factors and all other information contained in this report before purchasing Common Shares.  If any of the following risks occur, our business, financial condition and/or results of operations could be materially and adversely affected.  In that case, the trading price of the Common Share could decline, and you may lose some or all of your investment.

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

-	uncertainty that the Company’s products will be accepted in the marketplace;

-	rapid technological change and competition from pharmaceutical companies, biotechnology companies and universities, which may make the Company’s technology or products obsolete or uncompetitive;

-	the need to attract and retain skilled employees;

-	risks associated with claims of infringement of intellectual property and of proprietary rights;

-	risks inherent in manufacturing (including up-scaling) and marketing;

-	risks of expanding and funding manufacturing to ensure adequate product inventory as FDA and other approvals are obtained;

-	product liability and insurance risks;

-	risks associated with clinical trials, including the possibility that trials may be terminated early, delayed or unsuccessful;

-	exchange rate fluctuations; political, economic and environmental risks; the need for performance by buyers and suppliers of products;

-	the Company’s dependency on performance by its licensees regarding the sale of our licensed-out products, NeoVisc and Uracyst; and

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

Manufacturing Risks

The Company currently outsources the manufacturing of its products to a third party contract manufacturer, located in Toronto, Ontario. Although the Company has taken several measures to control the quality and on-time delivery of its products by this manufacturer, Stellar is unable to control all aspects of its third party manufacturer’s operations.  If a supplier of a product or component discontinued or restricted such supply, the Company’s business may be harmed by the resulting delays.  This could result in a material adverse affect on the financial condition of the Company.

International Contract & Currency Risks

While management has some experience conducting business activities with international accounts, the Company is subject to a number of risks associated with international accounts that may increase the Company’s costs, lengthen sales cycles, and require significant management attention.  International accounts carry certain risks associated with foreign currency fluctuations; exchange controls; uncertainties of laws and enforcement relating to the protection of intellectual property; and other factors, depending on the country involved.  There can be no assurance that the Company will not experience these factors in the future, or that they will not have a material adverse affect on the Company’s business, results of operations or financial condition.

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

In 2004, the Company moved its main office to 544 Egerton Street in London, Ontario, Canada by purchasing the property and building located at such address for $450,000. In connection therewith, the Company has incurred costs to date of $258,300 for renovations to the office, packaging and warehouse space of approximately 10,600 square feet in the aggregate contained in the building. Stellar believes that its existing property is in good condition and suitable for conducting of its business.

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

No matters were submitted to a vote of shareholders in the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since December 2002, the Company’s Common Shares have traded on the OTC Bulletin Board service of the National Association of Securities Dealers, Inc. (the “OTC Bulletin Board”). The Common Shares currently trade thereon under the symbol “SLXCF.” The following table sets forth the high and low per share sale price expressed in United States dollars for the Common Shares as reported by the OTC Bulletin Board.

		($) (USD)
		High	Low

2009	First Quarter	0.35	0.21
	Second Quarter	0.65	0.28
	Third Quarter	0.70	0.51
	Fourth Quarter	0.98	0.58
2008	First Quarter	0.58	0.33
	Second Quarter	0.45	0.33
	Third Quarter	0.51	0.32
	Fourth Quarter	0.42	0.22
2007	First Quarter	0.92	0.65
	Second Quarter	0.87	0.60
	Third Quarter	0.72	0.47
	Fourth Quarter	0.66	0.37

On March 28, 2010, the last reported per share sale price for the Common Shares on the OTC Bulletin Board was $0.90 (USD).

Holders

As at January 1, 2010, there were 28 holders of record of the Common Shares. For greater certainty, the beneficial holders who hold their shares in an account with an investment dealer are represented by one nominee.  Therefore, although the number of registered shareholders is only 28 the number of beneficial shareholders is likely to be much larger.

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

Purchases of Equity Securities (expressed in Canadian dollars)

Shares repurchased in 2009 were as follows:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
January 1 to 31	25,000	$0.32	25,000	893,627
March 1 to 31	35,000	$0.37	35,000	858,627
September 1 to 30	15,000	$0.59	15,000	843,627
Total	75,000	$0.40	75,000	843,627

Shares repurchased in 2008 were as follows:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
April 1 to 30	55,000	$0.38	55,000	1,136,127
May 1 to 31	50,000	$0.36	50,000	1,086,127
June 1 to 30	12,500	$0.32	12,500	1,073,627
July 1 to 31	30,000	$0.33	30,000	1,043,627
September 1 to 30	25,000	$0.42	25,000	1,018,627
October 1 to 31	50,000	$0.38	50,000	968,627
November 1 to 30	25,000	$0.38	25,000	943,627
December 1 to 31	25,000	$0.27	25,000	918,627
Total	272,500	$0.36	272,500	918,627

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2009 with respect to Common Shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 10 – Executive Compensation.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in Canadian Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	460,000	0.84	1,519,452

Equity compensation plans not approved by security holders	—	—	—

Total	460,000	0.69	1,519,452

Exchange Controls and Other Limitations Affecting Security Holders

Canada has no system of exchange controls. There are no exchange restrictions on borrowing from citizens or residents of foreign countries nor on the remittance of dividends, interest, royalties or similar payments, management fees, loan repayments, settlement of trade debts or the repatriation of capital.

Under the Investment Canada Act (the “ICA”), a Canadian federal statute, certain “non-Canadian” individuals, governments, corporations or other entities who wish to acquire a “Canadian business” (as defined in the ICA) or establish a “new Canadian business” (as defined in the ICA) may be required to file either a notification or an application for review with a governmental agency known as “Industry Canada”. The ICA further requires that certain acquisitions of control of a Canadian business by a “non-Canadian” must be reviewed and approved by the Minister responsible for the ICA on the basis that he is satisfied that the acquisition is “likely to be of net benefit to Canada”. Only acquisitions of control are reviewable under the ICA. The ICA provides detailed rules for the determination of whether control has been acquired and, pursuant to those rules, the acquisition of one-third or more of the voting shares of the Company may, in some circumstances, be considered to constitute an acquisition of control. Failure to comply with the review provisions of the ICA could result in, among other things, an injunction or a court order directing disposition of assets or shares.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2009, neither Stellar nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any Common Shares.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE TO READER

Special Note Concerning 2008 Financial Statements

The Company’s 2008 financial statements included in this annual report are unaudited.  Although the Company previously filed audited 2008 financial statements in its 2008 annual report on Form 10-K, the Company was unable to obtain the consent of the independent registered chartered accountants that prepared such financial statements by the filing deadline of this annual report.  The Company believes that its inability to obtain such consent is due to a billing dispute.  The unaudited 2008 financial statements contained in this annual report do not contain any adjustments, modifications or changes from the audited 2008 financial statements of the Company filed in its 2008 annual report on Form 10-K.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 (in Canadian Dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The following discussion and analysis was prepared on March 23, 2010 and should be read in conjunction with the Company’s financial statements and notes thereto appearing elsewhere in this annual report.  Such discussion and analysis contains forward-looking statements.  The Company’s actual results may differ significantly from those projected in the forward-looking statements.  The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines critical accounting policies as those that are, in management’s view, important to the portrayal of the Company’s financial condition and results of operations and require management’s judgment.  The Company’s discussion and analysis of its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The preparation of these statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  The Company bases its estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about its carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates.  The Company’s critical accounting policies include:

Revenue Recognition.

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Topic 13 "Revenue Recognition Revised and Updated" ("SAB 104") and Accounting Standards Codification ("ASC") 605-25, "Revenue Arrangements with Multiple Deliverables." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.  License fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestones and provided that collectibility is reasonably assured and other revenue recognition criteria are met.   Revenue from the sale of products, net of trade discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collectibility is reasonably assured.  The Company has a "No Return" policy on the sale of its goods.

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

Share-Based Compensation

Share based compensation is estimated at the date of grant based on the fair value of the award and is recognized as an expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock based awards on the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company developed estimates based on historical data.  If factors change and different assumptions are employed in future periods, the compensation expense that the Company record may differ significantly from what it has recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value stock option awards.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2009

Total revenue for the year ended December 31, 2009 increased by 39.9% to $3,581,300 compared to $2,559,400 in the same period during 2008 (unaudited).  In 2009, the Canadian market again showed positive growth. NeoVisc sales increased 17.2%, Uracyst sales increased 13.4% and BladderChek sales decreased 14.5%, with a total increase in Canadian product sales of 15.7%. Given the market conditions in 2008 (unaudited) and 2009, the Company is satisfied with these increases.

International revenues from all sources, including licensing fees for the 12 month period end December 31, 2009, were up 74.8% compared to the same period in 2008 (unaudited), impacted greatly by increased Uracyst revenues in Europe. NeoVisc sales for the twelve month period ended December 31, 2009, were also up by 25.7%, compared to the same period in 2008 (unaudited), due to strong growth from global licensees.

In the fourth quarter of 2009, total revenues for the quarter ended December 31, 2009, were up only 0.5% compared to the same period in 2008 (unaudited). The comparative revenues were impacted by milestone payments received from four new licensing agreements for Uracyst, in the fourth quarter of 2008, compared to one licensing agreement for the same period in 2009. International NeoVisc sales decreased 72.9% for the quarter compared to the same quarter in 2008 (unaudited), due to larger orders received by two licensees that were received in the fourth quarter in 2008, but occurred in the third quarter for 2009. Canadian Uracyst sales grew by 21.3% over the same quarter in 2008 (unaudited), while the Company recognized its first sale of Uracyst to international markets in the first quarter of 2009.

The Company’s net income for the fourth quarter of 2009 was $23,200 compared to a net income of $196,000 for the same period in 2008(unaudited). This differential is mainly attributed to $232,600 in licensing and milestone payments received and recognized as revenues in the fourth quarter of 2008 (unaudited) while only $155,500 was received and recognized as revenues for the same quarter in 2009.  In addition, the Company had non cash expenses of $55,400 in 2009, related to stock option compensation expense in 2009 compared to a credit of $3,100 during the same period of 2008 (unaudited). This is the fifth consecutive quarter that Stellar has shown profitability.

Net income for the twelve month period ended December 31, 2009 was $238,900 compared to loss of ($31,100) for the same period in 2008 (unaudited).

Gross Profit and Cost of Products Sold

Gross profit for the year ended December 31, 2009, was $2,579,400, up 28.8%, compared to $2,003,000 recorded for the same period in 2008 (unaudited). This improvement in gross profits was driven by the positive sales growth in domestic and international markets. Stellar’s cost of goods sold for the year ended December 31, 2009 increased to 33.4% of sales compared to 26.3% of sales for the same period in 2008 (unaudited). The increase cost of goods is due to the 2009 growth in product sales through Stellar’s international partners (up 105.9% over 2008 (unaudited)) which generate lower margins.

Research and Development

Stellar continues to invest in research which is essential to advancing the use of its products in Canada and in international markets. For the year ended December 31, 2009, the Company recorded $18,100 (2008 (unaudited) - $98,100) in research and development expenses before reductions of tax credits. Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit.  In prior years, the Company determined the collection of the tax credit was less than likely. No tax credits were recorded in 2009, while expenses recorded in 2008 (unaudited) were less provincial government tax credits of $34,900 from prior years, which the government assessed and approved.

During 2009, the Company continued its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production. This work is an ongoing task allowing Stellar to improve its manufacturing processes and remain competitive in the global market.

In 2009, the Company continued to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis. Although there can be no assurances, Dr. Hurst’s work is intended to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2009 was $2,278,500 compared to $2,010,400, for the same period in 2008 (unaudited). The total increase of $268,100 or 13.3%, includes; an increase of $41,700 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company; an increase of $30,800 in royalty license fee payouts (2009 - $60,400 and 2008 (unaudited) - $29,600); an increase of  $27,200 in business development expenses related to increased licensing negotiations (2009 – 50,300 and 2008 (unaudited) - $24,600); an increase of  sales and marketing expenses of $51,900 related to the NeoVisc Single Dose launch (2009 – $353,100 and 2008 (unaudited) - $301,200); an increase of $19,000 for consulting and other fees related to investor relations (2009 - $113,300 and 2008 (unaudited) - $94,300); and an increase of $91,000 related to effects of foreign currency (a foreign exchange loss of $50,600 in 2009 compared to a foreign exchange gain of $40,400 recognized in 2008 (unaudited)) recorded as selling, general and administrative expenses.

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for Stellar’s markets and developing additional products.

Interest and Other Income

Interest and other income during the twelve month period ended December 31, 2009 was $12,000 (2008 (unaudited) - $93,400). These amounts include interest received on short-term investments for both 2009 and 2008. In 2009, interest earned on its short-term investments was an average of 0.64% compared to an average of 3.2% in 2008 (unaudited),  resulting in a significant decrease in interest income in 2009.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
December 31, 2009	$907,600	$23,200	$0.00
September 30, 2009	826,900	25,900	0.00
June 30, 2009	1,074,300	164,700	0.01
March 31, 2009	772,500	25,200	0.00
December 31, 2008	903,000	196,000	0.00
September 30, 2008	481,100	(60,300)	0.00
June 30, 2008	647,900	(68,000)	0.00
March 31, 2008	527,400	(98,800)	0.00

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following amounts can be found under the heading “Results of Operations for the Year Ended December 31, 2009”.

Income Statement for the year ended	Dec 31, 2009	Dec 31, 2008 (Unaudited)	Dec 31, 2007
Total revenue	$3,581,300	$2,559,400	$2,247,300
Cost of goods sold	1,001,900	556,400	519,300
Expenses	2,352,500	2,127,500	2,088,500
Net income (loss)	238,900	(31,100)	(147,400)
- basic	0.01	(0.00)	(0.01)
- diluted	0.01	n/a (1)	n/a (1)

Notes:

(1)	The diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec 31, 2009	Dec 31, 2008 (Unaudited)	Dec 31, 2007
Cash and cash equivalents	$2,325,200	$2,106,000	$3,211,100
Total assets	5,025,700	4,716,700	4,890,200
Total liabilities	406,900	361,800	417,400
Cash dividend declared per share	—	—	—
Shareholders’ equity
- Common shares	8,183,600	8,261,400	8,303,100
- treasury shares	—	(51,600)	—
- paid-in capital for cancelled Common shares	—	2,300	—
- paid-in capital options	724,100	758,300	746,400
- deficit	(4,618,800)	(4,615,600)	(4,576,600)
Total liabilities and shareholders equity	5,025,700	4,716,700	4,890,200

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,325,200 at December 31, 2009 as compared with $2,106,000 at December 31, 2008 (unaudited).

At December 31, 2009, the Company did not have any outstanding indebtedness.

Although there can be no assurance, the Company expects to remain in a profitable status in 2010, thereby funding its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

Cash utilization during 2010 included (but was not limited to):

•	Capital expenditures paid for in the amount of $155,630 related to property, plant and equipment;

•	Capital expenditures of $26,200 related to patent filings; and

•	Purchase for cancellation of capital stock in the amount of $30,400 pursuant to the Company’s normal course issuer bid;

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2008 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period.  Compensation under the agreement has been recorded at $6,000 per month or $72,000 for the year ended December 31, 2009 (2008 (unaudited) - $72,000).  Pursuant to this agreement, LMT assists and will continue to assist the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the year ended December 31, 2009, no Common Shares (2008 (unaudited) – 5,000) were issued by the Company.  As of the date of this report, the Company has 23,480,040 Common Shares issued and outstanding.

As of the date of this report, the Company had 460,000 Common Share options outstanding with an average exercise price of $0.88 per option.

PURCHASES OF EQUITY SECURITIES

On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  Pursuant to the terms of the NCIB, during year ended December 31, 2009, the Company purchased 75,000 (2008 (unaudited) – 272,500) of its Common Shares at an average purchase price of $0.40 (2008 (unaudited) - $0.36).  All Common Shares purchased in 2009 have been cancelled (2008 (unaudited) – 125,000 were cancelled as at December 31, 2008 and 147,500 were shown as treasury shares, to be cancelled).

The total repurchase cost for these Common Shares for the year ended December 31, 2009 was $30,400 (2008 (unaudited) - $100,500). For the year ended December 31, 2009, $77,800 has been allocated to capital stock  (2008 - $43,400 and $51,600 was allocated to treasury shares), for the weighted average stated value of the shares in capital stock, $1,900 (2008 (unaudited) -$7,900) has been recorded to deficit for the amount in excess of the weighted average stated value and the remaining ($2,300) has been recorded to paid-in capital for cancelled Common Shares for the amount below the weighted average stated value (2008 (unaudited) - $2,300).

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2009, the Company had two significant customers that represented 35% (one major wholesaler – 23%; and one international customer - 12%) of product sales (2008 (unaudited) – 40% (one major wholesaler – 28%; and one international customer - 12%).  The Company believes that its relationship with these customers is satisfactory.

OUTLOOK

As at March 28, 2010, the Company is debt free and had working capital of $2,654,100. Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

ITEM 8.	FINANCIAL STATEMENTS

The financial statements of the Company for 2009 including the notes thereto, together with the report thereon of McGovern, Hurley, Cunningham LLP Chartered Accountants, attached to the end of this annual report and are hereby incorporated herein by reference.

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

As at the end of 2009, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management conducted an evaluation of the effectiveness of its controls over financial reporting on a risk based approach using the elements of the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar as of the date of this report.

Name	Age	Positions

Peter Riehl	64	Director, President and Chief Executive Officer
Arnold Tenney	67	Chairman of the Board and Financial Advisor
John J. Kime	67	Director
Robert H. Kayser	67	Director
John M. Gregory	57	Director
F. Martin Thrasher	58	Director
Janice M. Clarke	49	Chief Financial Officer

Set forth below are brief biographies of the Company’s directors and officers. All of the directors and executive officers of the Company have held their principal occupations indicated below for the past five years unless otherwise noted.

Peter Riehl, President, Chief Executive Officer and Director. Mr. Riehl joined the Company in 1996. Mr. Riehl has over 30 years experience in the Canadian and international pharmaceutical markets. He was a former director of sales and marketing for Fisons Corp. in Canada responsible for the commercial side of their pharmaceutical business in Canada. His experience covers sales, marketing, business development and logistics in the pharmaceutical industry. In 1993, Mr. Riehl was Chairman of the prescription drug sector of the Canadian Wholesale Drug Association. He is also a former director of sales and marketing for Bioniche Life Sciences Inc. Mr. Riehl has been involved in numerous professional and industry related training programs and has a Diploma in Business Administration from Conestoga College, Kitchener and studied marketing at York University, Toronto.

Arnold Tenney, Chairman of the Board and Financial Advisor.  Since 2002, Mr. Tenney has been a financial consultant at Devine Entertainment Corporation ("Devine"), a children and family film production and development company. Prior to his position at Devine Mr. Tenney was Chief Executive Officer of ARC International Corporation from 1978 to 2000. ARC International Corporation was a developer of indoor ice arenas and tennis clubs, as well as an investment company involved in entertainment and cable television whose shares were traded on the American Stock Exchange until its liquidation in 2000. Mr. Tenney was a director and Chairman of the Board of Cabletel Communications from 1985 to 2000, which is a leading supplier of broadband equipment to the cable television industry whose shares currently trade on both the Toronto and American Stock Exchanges. Mr. Tenney was a director of Ballantyne of Omaha, Inc. from 1988 to 2000 and served as Chairman of the Board from 1992 to 2000. Ballantyne of Omaha, Inc. is a leading manufacturer of commercial motion picture projection equipment whose shares trade on the American Stock Exchange. Mr. Tenney served as a director for Phillip Services Inc., a Canadian metal recycling company, from 1998 to 2000. He served in the capacity as a representative of Mr. Carl Icahn.

Robert H. Kayser, Director. Mr. Kayser spent 29 years in positions of increasing responsibility with Medtronic, Inc., the world's leading medical technology company providing lifelong solutions for people with chronic disease. He retired in 2001 as Director of Global Marketing, Cardiac Surgery Products, in Grand Rapids, MI. During his four-year tenure in this position, Mr. Kayser introduced more than 20 new products, and increased product revenue and market share. Prior to this, he served as Vice President, Pacing and Customer Education in Lausanne, Switzerland, where he implemented brand strategies and European customer education activities that resulted in higher market share for Medtronic’s cardiac pacing and electrophysiology product lines. From 1993-1996, he was General Manager, Medtronic UK, where he was responsible for all businesses and functions.

John J. Kime, Director. Mr. Kime has been a Director of the company since December 2000. Mr. Kime is the President and CEO of iBD Advisors Inc., a privately owned Canadian company providing guidance to Canadian and international companies on site location needs and business considerations connected with their plans to locate and expand in North America. Prior to assuming his responsibilities at iBD Advisors, Mr. Kime was the President and CEO of the London Economic Development Corporation a public/private partnership with responsibility for providing economic development services to the city of London, Ontario, Canada. From 1991 to 1998, Mr. Kime served as Director of International Development for Big ‘O’ Inc., a company engaged in the development of manufacturing technologies used in the control and containment of water, chemicals and other substances. Mr. Kime has a BA from The University of Western Ontario, and is a Chartered Accountant.

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

F. Martin Thrasher, Director. Mr. Thrasher is a seasoned international executive. After graduating from the Richard Ivey School of Business, Mr. Thrasher spent over 30 years working around the globe for such blue chip companies as General Foods, McCormick & Co, Campbell Soup Co and ConAgra Foods Inc. Mr. Thrasher lived and worked in Canada, Australia, Belgium and the USA. His responsibilities with Campbell included positions as President, International Grocery and President, North America Grocery. At ConAgra, he was President of the Retail Products Co, a $9 billion business with over 30,000 employees. Currently, Mr. Thrasher is President of FMT Consulting, a boutique advisory and consulting firm.

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

Audit Committee

The Audit Committee consists of Messrs. Kayser, Thrasher and Kime, and is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit; reviewing the scope and results of the audit with the auditors, reviewing with management and the auditors the Company’s annual operating results; and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors’ independence. Mr. Kime who chairs this committee is a chartered accountant and provides financial expertise to the Audit Committee. Each Audit Committee member is an independent director of the Company.

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

The Company believes that all of its officers and directors have filed reports required by Section 16 (a) of the Exchange Act during 2009.

Code of Ethics

The Company has not adopted a code of ethics in light of its limited number of executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

Compensation Philosophy and Objectives

The compensation philosophy of the Company is to provide market competitive pay to employees and reward them for their contribution to the operating and financial performance of the Company and the success in implementing the Company’s short-term and long-term strategies.

The objectives of the compensation program are: (i) to attract and retain individuals critical to the success of the Corporation; (ii) to reward performance of individuals by recognizing their contribution to the Company; (iii) to align the interests of Peter Riehl and Janice Clarke ("the Named Executive Officers") and the broader management group, with shareholders' interest and the execution of the Company’s strategic plan; and (iv) to compensate individuals based on their performance and, to the extent applicable, on similar compensation for companies at a comparable stage of development.

Compensation Committee

The Company has established a Compensation Committee which is composed of two directors, Arnold Tenney and John Kime, one of whom is independent of management. The Compensation Committee meets no less than once each year and is responsible for making recommendations to the Board regarding:

•	reviewing and approving the compensation and other terms of employment of our Chief Executive Officer;
•	reviewing and approving corporate performance goals and objectives of our executive officers and other senior management; and
•	administration of our stock option plan and other benefit plans and programs.

The Compensation Committee makes recommendations to the Board regarding various other matters, and the Board then determines whether to adopt such recommendations as submitted or otherwise.

The Compensation Committee provides guidance with respect to and the purpose and principles behind the Company’s compensation decisions and overall compensation philosophy and objectives, oversee the Company’s compensation policies, plans and programs, and reviews and determines executive officer compensation.  The Compensation Committee annually evaluates the performance and determines the compensation of the Chief Executive Officer of the Company based upon a mix of factors including the achievement of corporate goals, achievement of individual goals, overall individual performance, and comparisons with other companies selected based on size and similar business.

Total Compensation

Total compensation for Named Executive Officers is based on the following components: (i) fixed compensation, which includes base salary and benefits; (ii) performance based compensation, which includes annual and long-term incentives; and (iii) other compensation.

Fixed Compensation

Fixed Compensation includes:

1.           Base Salary

Base salary is determined through formal job evaluation, salary survey data and market comparators. Salary ranges are reviewed annually. Base salaries for all employees are typically increased at contract renewal based on a cost of living factor, such factor being sourced from publicly available salary survey data.

2.           Benefits

Each of the Named Executive Officers and other senior management are enrolled in a benefits plan offering medical, dental, life and long-term disability benefits.

Performance Based Compensation

Performance based compensation includes annual and long-term incentives.

1.           Annual Incentives

The Chief Executive Officer's annual incentive is approved by the Compensation Committee and is dependent upon corporate and individual performance, measured against the strategic plan approved by the Board.  The annual incentive pay for Ms. Clarke and other senior management is recommended to the Compensation Committee by the Chief Executive Officer based on corporate, divisional and individual performance measured against the strategic plan.

2.           Long-Term Incentives – Stock Option Plan

The Company’s stock option plan (the "Stock Option Plan") was adopted to provide the Company with a share ownership incentive program to attract, retain and motivate qualified directors, officers, full-time employees and consultants of the Company (collectively, "Service Providers"), to reward those Service Providers for their contributions toward the long term goals of the Company and enable and encourage such Service Providers to acquire Common Shares as long term investments.

The Stock Option Plan is administered by the Board, and at its option, the Compensation Committee of the Board.  Subject to the provisions of the Stock Option Plan, the Board is authorized in its sole discretion to make decisions regarding the administration of the Stock Option Plan.  Recommendations for stock options are prepared by management and presented to the Board for approval. The Board reviews the proposal, the individual or individuals involved and the terms and conditions proposed before approving the recommendations.

Summary Compensation Table

Name and principal position	Year	Salary	Option-based awards(1)	Non-equity incentive plan compensation		Pension value	All other compensation	Total compensation
		($)	(S)	Annual incentive plans	Long-term incentive plans	($)	($)	($)
Peter Riehl President and Chief Executive Officer	2009	191,800	9,269	Nil	Nil	Nil	Nil	201,069
	2008	185,000	Nil	Nil	Nil	Nil	Nil	185,000
	2007	175,000	Nil	Nil	Nil	Nil	Nil	175,000
Janice M. Clarke Chief Financial Officer and VP of Administration	2009	114,800	3,972	Nil	Nil	Nil	Nil	118,772
	2008	108,700	3,455	Nil	Nil	Nil	Nil	112,155
	2007	99,700	10,535	Nil	Nil	Nil	Nil	110,235

Notes:

(1)
 Calculated based on the Black-Scholes valuation model at the date of grant. The computation of expected volatility is based on the Company’s market close price over the period equal to the expected life of the options. The computation of expected life is calculated using the simplified method. The dividend yield is 0.0%, since there is no history of paying dividends and there are no plans to pay dividends. The risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

Incentive Plan Awards

Outstanding Option-Based Awards Outstanding at the end of the Most Recently Completed Financial Year

The below table sets forth information regarding the options held by the Named Executive Officers as at December 31, 2009.

	Option-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price (Cdn$)	Option expiration date	Value of unexercised in-the-money options (Cdn$)
Peter Riehl President and Chief Executive Officer	35,000	1.00	December 9, 2014	18,537
Janice M. Clarke Chief Financial Officer and VP of Administration	15,000 30,000 30,000	1.00 0.84 0.69	December 9, 2014 December 9, 2014 June 30, 2010	7,945 16,557 10,535

Incentive Plan Awards – Value Vested or Earned during the Most Recently Completed Financial Year

The incentive plan awards for each of the Named Executive Officers during 2009 is shown in the table below and is comprised of vested stock options vested.

Name	Option-based awards – Value vested during 2009 (Cdn$) (1)	Non-equity incentive plan compensation – Value earned during 2009 (Cdn$)
Peter Riehl President and Chief Executive Officer	9,269	Nil
Janice M. Clarke(2) Chief Financial Officer and VP of Administration	3,972	Nil

Notes:

(1)
Calculated as the aggregate dollar value of options vested during the year that would have been realized if the options under the option-based award had been exercised on the vesting date. All options which vested in the year were out-of-money at the time the options vested.

(2)
In 2009, the Company issued 30,000 options to its Chief Financial Officer at an exercise price of US$0.84. However, these options were performance based options with 10,000 of these options subject to profitability being achieved in 2009 (vesting 25% at the end of each calendar quarter in 2010), while the remaining 20,000 are subject to  profitability in 2010, (vesting 25% at the end of each calendar quarter in 2011) .

Termination and Change of Control Benefits

Peter Riehl, the Company’s President and Chief Executive Officer is the only officer who currently has an employment agreement with the Company. The agreement provides that in the event that Mr. Riehl’s employment is terminated, by the Company other than for cause, by Mr. Riehl for good reason or by Mr. Riehl within six months of a change of control of the Company, Mr. Riehl is entitled to (i) a lump sum payment equal to 200% of his then current base salary, (ii) all outstanding and accrued regular and vacation pay and expenses and (iii) the immediate vesting of his options which shall continue to be available for exercise for a period of 30 days following the date of termination.

For the purposes of the agreement "good reason" includes the following:(a) a change (other than those that are clearly consistent with a promotion) in the executive's position or duties, responsibilities (including to whom the executive reports and who reports to the executive), title or office, which includes any removal of the executive from or any failure to re-elect or re-appoint the executive to any such positions or offices; (b) a reduction by the Company of the executive's salary, benefits or any other form of remuneration or change in the basis upon which the executive's salary, benefits or any other form of remuneration payable by the Company is determined or any failure by the Company to increase the executive's salary, benefits or other forms of remuneration payable by the Company in a manner consistent (both as to frequency and percentage increase) with practices in effect at the time in question with respect to the senior executives of the Company; (c) any failure by the Company to continue in effect any benefit, bonus, incentive, remuneration or compensation plan, stock option plan, pension plan or retirement plan in which the executive is participating or entitled to participate, or the Company taking any action or failing to take any action that would adversely effect the executive's participation in or reduce his rights or benefits under or pursuant to any such plan, where the Company failing to increase or improve such rights or benefits on a basis consistent with practices in effect at the time in question with respect to the senior executives of the Company; (d) any failure by the Company to provide the executive with the number of paid vacation days to which he was entitled at the time in question or the Company failing to increase such paid vacation on a basis consistent with practices in effect at the time in question with respect to the senior executives of the Company; (e) the Company taking any action to deprive the executive of any material fringe benefit not hereinbefore mentioned and enjoyed by him immediately prior to the time in question, or the Company failing to increase or improve such material fringe benefits on a basis consistent with practices in effect at the time in question with respect to the senior executives of the Company; (f) any breach by the Company of any material provision of the agreement; (g) the good faith determination by the executive that constructive dismissal of the executive has occurred; or (h) the failure by the Company to obtain, in a form satisfactory to the executive, an effective assumption of its obligations hereunder by any successors to the Company, including a successor to a material portion of its business.

For the purposes of the employment agreement a "change of control" means (a) the acquisition or continued ownership of shares of the Company and/or securities ("Convertible Securities") convertible into, exchangeable for or representing the right to acquire shares of the Company as a result of which a person, group of persons or persons acting jointly or in concert or persons associated or affiliated (within the meanings of the Business Corporations Act (Ontario)) with any such person, group of persons or any of such persons acting jointly or in concert (collectively, the "Acquirors") beneficially own shares of the Company and/or Convertible Securities such that, assuming only the conversion, exchange or exercise of Convertible Securities beneficially owned by the Acquirors, the Acquirors would beneficially own shares of the Company that would entitle the holders thereof to cast more than 50% of the votes cast attaching to all shares of the Company that may be cast to elect members of the Board; and (b) exercise of voting power over all or any such shares of the Company so as to cause or result in the election of such number of directors of the Company as would constitute a majority of the Board and who were not incumbent directors.

Director Compensation

The following table sets out the total compensation earned by each non-executive director who served in that capacity for any part of the most recently completed financial year:

Name	Fees earned ($)	Option-based awards ($)	All other compensation ($)	Total ($)
John Kime(1)(2)(4)	14,000	7,553	Nil	21,553
Robert Kayser(1)	10,000	7,553	Nil	17,553
John Gregory	6,000	7,553	Nil	13,553
Arnold Tenney(2)	11,000	8,811	72,000(3)	91,311
F. Martin Thrasher(1)	7,500	7,553	Nil	15,053

Notes:

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)
The Company entered into a financial advisory and consulting agreement with LMT, a company beneficially owned by Mr.    Tenney (a director of the Company) and his spouse.  In consideration for services provided under this agreement, LMT earned a fee of $72,000 (Cdn.) in 2009.

(4)	Audit Committee Chairman

Option-based awards

The following table sets out details, as at December 31, 2009, details of options held by each non-executive director who served in that capacity for any part of the most recently completed financial year:

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price (Cdn$)	Option Expiration Date	Value of Unexercised In-the-Money Options (Cdn$)
John Gregory	30,000	1.00	December 9, 2014	15,890
Robert Kayser	30,000	1.00	December 9, 2014	15,890
John Kime	30,000	1.00	December 9, 2014	15,890
Arnold Tenney	35,000	1.00	December 9, 2014	18,538
F. Martin Thrasher	30,000	1.00	December 9, 2014	15,890

Name	Option-based awards – Value vested during 2009 (Cdn$) (2)	Non-equity incentive plan compensation – Value earned during 2009 (Cdn$) (3)
John Gregory	7,945	Nil
Robert Kayser	7,945	Nil
John Kime	7,945	Nil
Arnold Tenney	9,269	Nil
F. Martin Thrasher	7,945	Nil

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	460,000	$0.88	1,519,452
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	460,000	$0.88	1,519,452

INDEBTEDNESS OF DIRECTORS AND SENIOR OFFICERS

Since the beginning of the last completed financial year and up to March 29, 2010, no director, executive officer or employee or former executive officer, director or employee of the Company or any of its subsidiaries was indebted to the Company.

DIRECTORS’ AND OFFICERS’ LIABILITY INSURANCE

The Company provides insurance for the benefit of the directors and officers of the Company against liability incurred by them in these capacities.  The current annual policy limit is $2,000,000.  Protection is provided to directors and officers for certain wrongful acts or omissions done or committed during the course of their duties as such.  Under the policy, the Company is reimbursed for payments which it is required or permitted to make to its directors and officers to indemnify them.  The current annual premium is $19,440.  No claims have been made under the policy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at March 28, 2010, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Chief Executive Officer and (B) all directors and executive officers of the Company as a group.

Name, Municipality of Residence and Position and/or Office with the Company	Principal Occupation	Period Served as a Director	Common Shares Beneficially Owned, Directly or Indirectly, or Over Which Control or Direction is Exercised*
Peter Riehl London, Ontario President, Chief Executive Officer and Director	President and Chief Executive Officer of the Company	Since December 19, 1996	3,474,741(3)
John Kime(1)(2) London, Ontario Director	President, iBD Advisors Inc.	Since November 28, 2000	125,000
Robert Kayser (2) London, Ontario Director	President, RHK Consulting	Since June 29, 2005	Nil
Arnold Tenney(1) Toronto, Ontario Chairman	Financial Consultant at Divine Entertainment Corporation, a children's family film production and development company	Since April 29, 2004	884,200(4)
Janice Clarke Mt Brydges, Ontario Chief Financial Officer	Chief Financial Officer	Since March 5, 2004	82,222(6)
John Gregory Tennessee, U.S.A. Director	Managing partner of SJ Strategic Investments LLC	Since February 26, 2007	5,188,794(5)
Francis Martin Thrasher(2) London Ontario Director	President of FMT Consulting	Since April 22, 2009	Nil

Notes:

*	Does not include options or other convertible securities.

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Includes 1,690,714 Common Shares owned by Mr. Riehl's spouse.

(4)
Includes (i) 672,700 Common Shares owned by LMT Financial Inc. ("LMT"), a company beneficially owned by Mr. Tenney and his spouse ; (ii) 126,500 Common Shares  owned by Arnmart Investments Limited, a company in which Mr. Tenney holds an equity interest; and (iii) 85,000 common shares owned by Mr. Tenney’s spouse.

(5)	The 5,188,794 Common Shares are owned by Strategic Investments LLC, a company beneficially owned by Mr. Gregory.

(6)	Includes 10,000 Common Shares owned by Ms. Clarke’s spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2008, Stellar entered into a consulting agreement with LMT Financial Inc., a company beneficially owned by, Mr. Tenney, a director, and his spouse. This consulting agreement has been extended for an additional one year. Mr. Tenney currently serves as Chairman of the Board of Stellar. In consideration for services provided under this agreement, LMT Financial Inc. earned a fee of $72,000 (Cdn.) in 2009 (2008 - $72,000). This fee was satisfied in full through 12 monthly payments of $6,000 during 2009 (2008 - $6,000).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders have appointed McGovern, Hurley, Cunningham LLP as the Company’s independent auditors for the fiscal year ended December 31, 2009.  McGovern, Hurley, Cunningham LLP replaced Deloitte & Touche LLP who were the Company’s independent auditors for the fiscal year ended December 31, 2008.

The following table shows the fees recorded by the Company for the audit and other services provided by McGovern, Hurley, Cunningham LLP for 2009 and Deloitte & Touche LLP for 2008:

	2009	2008
Audit Fees	$60,000	$87,400
Audit-Related Fees	-	7,200
Quarterly Reviews & Other Fees	31,500	46,000
Total	$91,500	$142,600

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

Audit Fees.

Audit fees consist of fees recorded for professional services rendered for the audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees recorded by the Company for the 2009 and 2008 audit were approximately $60,000 and $87,400, respectively.

Audit-Related Fees.

Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” Deloitte & Touche LLP billed $7,200 for the year ended December 31, 2008 primarily in connection with review of the Company's responses to comment letters from the SEC.

All Other Fees.

Fees related to the review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings.

Tax Fees.

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. The company recorded expense of $5,933 in 2009 in regards to the 2007 and 2008 tax years (2008 - $2,135).

Engagement of the Independent Auditor.

The Audit Committee is responsible for approving every engagement of McGoven, Hurley, Cunningham LLP to perform audit or non-audit services for the Company before McGoven, Hurley, Cunningham LLP is engaged to provide those services. Under applicable laws, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. Applicable laws  specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the applicable laws, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee’s pre-approval policy provides as follows:

●
First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage McGovern, Hurley, Cunningham LLP for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

●	Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

ITEM 15.	EXHIBITS

Exhibit No.	Description of Exhibit	Sequential Page Number

2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
10.1	United States Patent No. 6,083,933	*
10.2	Canadian Patent No. 2,269,260	*
10.3	License Agreement dated December 21, 2001 between the Company and G. Pohl-Boskamp GmbH & Co.	*
10.4	Consulting agreement dated February 21, 2001 between the Company and LMT Financial Inc.	*
10.5	Contract Services Agreement Inc. dated October 10, 2003 between the Company and Dalton Chemical Laboratories Inc.	**
10.6	Amended Agreement dated January 1, 2004 between the Company and LMT Financial Inc.	***
10.7	NeoVisc Licence and Supply Agreements dated March 24, 2004 between the Company and SJ Pharmaceuticals Inc.	***
10.8	Uracyst Licence and Supply Agreements dated March 24, 2004 the Company and SJ Pharmaceuticals Inc	***
10.9	Amending Consulting Agreement dated December 10, 2004 between the Company & LMT Financial Inc.	***
10.10	Option Plan	***
10.11	Amendment to Option Plan – 2001	***
10.12	Amendment to Option Plan – 2004	***
10.13	Amendment to Option Plan – 2005	***
10.14	Uracyst Licence and Supply Agreements dated December 13, 2006 the Company and Watson Pharma, Inc.	*****
31.1	Certification of Chief Executive Officer	****
31.2	Certification of Chief Financial Officer	****
32.1	Certification of Chief Executive Officer	****
32.2	Certification of Chief Financial Officer	****
———————
*	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB dated February 4, 2002.

**	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated April 26, 2003.

***	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated January 13, 2006

****	Filed as an exhibit Company’s 2006 Annual Report Form 10-KSB dated March 30, 2007.

*****	Filed on December 28, 2006 on Form 8-K

(b)           Reports on Form 8-K
Filed June 4, 2009 – 1st Qtr 2009 Financial Results
Filed August 5, 2009 – 2nd Qtr 2009 Financial Results
        Filed November 12, 2009 – 3rd Qtr 2009 Financial Results

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2010	STELLAR PHARMACEUTICALS INC.

	By:	/s/ Arnold Tenney
Name: Arnold Tenney
Title: Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2010	By:	/s/ Arnold Tenney
Name: Arnold Tenney
Title: Chairman of the Board

Date: March 29, 2010	By:	/s/ Peter Riehl
Name: Peter Riehl
Title: Chief Executive Officer

Date: March 29, 2010	By:	/s/ Robert Kayser
Name: Robert H. Kayser
Title: Director

Date: March 29, 2010	By:	/s/ John Kime
Name: John J. Kime
Title: Director

Date: March 29, 2010	By:	/s/ John Gregory
Name: John M. Gregory
Title: Director

Date: March 29, 2010	By:	/s/Martin Thrasher
Name: F. Martin Thrasher
Title: Director

Date: March 29, 2010	By:	/s/Janice Clarke
Name: Janice Clarke
Title: Chief Financial Officer

STELLAR PHARMACEUTICALS INC.

FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2009 AND 2008

NOTICE TO READER

Special Note Concerning 2008 Financial Statements

The Company’s 2008 financial statements included in this annual report are unaudited.  Although the Company previously filed audited 2008 financial statements in its 2008 annual report on Form 10-K, the Company was unable to obtain the consent of the independent registered chartered accountants that prepared such financial statements by the filing deadline of this annual report.  The Company believes that its inability to obtain such consent is due to a billing dispute.  The unaudited 2008 financial statements contained in this annual report do not contain any adjustments, modifications or changes from the audited 2008 financial statements of the Company filed in its 2008 annual report on Form 10-K.

STELLAR PHARMACEUTICALS INC.

DECEMBER 31, 2009

(Expressed in Canadian dollars)

CONTENTS

PAGE
FINANCIAL STATEMENTS
REPORT BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS	F-1
REPORT BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS	F-2
BALANCE SHEETS	F-3
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	F-4
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	F-5
STATEMENTS OF CASH FLOWS	F-6
NOTES TO FINANCIAL STATEMENTS	F-7-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Stellar Pharmaceuticals Inc.

We have audited the accompanying balance sheet of Stellar Pharmaceuticals Inc. (the “Company”) as at December 31, 2009 and the statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stellar Pharmaceuticals Inc. as at December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants
Licensed Public Accountants
TORONTO, Canada
March 22, 2010

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

Independent Registered Chartered Accountants
Licensed Public Accountants
April 6, 2009

STELLAR PHARMACEUTICALS INC.

BALANCE SHEETS

(Expressed in Canadian dollars)

December 31

ASSETS		2009	2008 (Unaudited)
CURRENT
Cash and cash equivalents (Note 3)		$2,325,212	$2,105,966
Accounts receivable, net of allowance of $nil (2008 - $nil)		293,565	549,055
Inventories (Note 4)		721,061	364,551
Taxes recoverable		1,501	212,445
Loan receivable (Note 8)		15,818	18,369
Prepaids, deposits and sundry receivables (Note 5)		163,698	130,515
Total current assets		3,520,855	3,380,901
PROPERTY, PLANT AND EQUIPMENT, net (Note 6)		1,390,296	1,270,257
OTHER ASSETS (Note 7)		114,553	65,495
Total assets		$5,025,704	$4,716,653
LIABILITIES
CURRENT
Accounts payable		$228,367	$173,812
Accrued liabilities		175,637	186,201
Deferred revenues		2,890	1,749
Total current liabilities		406,894	361,762

CONTINGENCIES AND COMMITMENTS (Note 13)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited	Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited	Common shares with no par value

ISSUED (Note 9)
23,480,040	Common shares (2008 – 23,702,540)	8,183,638	8,261,403
Nil	Treasury shares (2008 – 147,500)	—	(51,625)
	Additional Paid-in capital for cancelled Common shares	—	2,329
	Additional Paid-in capital options - outstanding	89,562	35,965
	Additional Paid-in capital options - expired	724,127	722,372
		8,997,327	8,970,444
DEFICIT		(4,378,517)	(4,615,553)
Total shareholders’ equity		4,618,810	4,354,891
Total liabilities and shareholders’ equity		$5,025,704	$4,716,653

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Number of Common Shares #				Additional Paid in Capital for Cancelled Shares $	Additional Paid in Capital Options
		Treasury Shares #	Common Shares $	Treasury Shares $		Options Outstanding $	Options Expired $	Deficit $

BALANCE,
December 31, 2007	23,822,540	—	8,303,054	—	—	123,002	623,417	(4,576,621)

Shares issued for services	5,000	—	1,700	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	11,918	—	—

Employees options expired	—	—	—	—	—	(98,955)	98,955	—

Purchase and cancellation of Shares under normal course issuer bid (Note 9(c))	(125,000)	—	(43,351)	—	2,329	—	—	(7,866)

Treasury Shares (Note 9(c))	—	(147,500)	—	(51,625)	—	—	—	—

Net loss for the year	—	—	—	—	—	—	—	(31,066)

BALANCE,
December 31, 2008 (Unaudited)	23,702,540	(147,500)	8,261,403	(51,625)	2,329	35,965	722,372	(4,615,553)
Options issued to employees	—	—	—	—	—	55,352	—	—

Stock-based compensation	—	—	—	—	—	(1,755)	1,755	—

Purchase and cancellation of Shares under normal course issuer bid (Note 9(c))	(75,000)	—	(26,140)	—	(2,329)	—	—	(1,888)

Treasury Shares cancelled	(147,500)	147,500	(51,625)	51,625	—	—	—	—

Net income for the year	—	—	—	—	—	—	—	238,924

BALANCE,
December 31, 2009	23,480,040	—	8,183,638	—	—	89,562	724,127	(4,378,517)

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

		2009	2008 (Unaudited)

	PRODUCT SALES	$3,000,062	$2,118,282
	ROYALTIES & LICENSING REVENUE	581,230	441,130
	TOTAL REVENUE FROM ALL SOURCES	3,581,292	2,559,412
	COST OF PRODUCTS SOLD	1,001,871	556,401
	GROSS PROFIT	2,579,421	2,003,011
	EXPENSES
	Selling, general and administrative *	2,278,530	2,010,383
	Research and development (Notes 2(k) and 13(f))	18,107	62,727
	Amortization of assets (non-manufacturing property, plant and equipment)	55,822	54,384
		2,352,459	2,127,494
	INCOME (LOSS) FROM OPERATIONS	226,962	(124,483)
	INTEREST AND OTHER INCOME	11,962	83,741
	GAIN ON DISPOSAL OF EQUIPMENT	—	9,676
	NET INCOME (LOSS) AND COMPREHENSIIVE INCOME (LOSS) FOR THE YEAR (before tax)	238,924	(31,066)
	INCOME TAXES (Note 10)	—	—
	NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$238,924	$(31,066)
EARNINGS (LOSS) PER SHARE (Note 11)	- Basic	$0.01	$(0.00)
	- Diluted	$0.01	$(0.00)
	WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	- Basic	23,498,889	23,801,450
	- Diluted	23,498,889	23,801,450

See accompanying notes to financial statements.

* Included in selling, general and administrative expenses is $72,000 in related party transactions (Note 14)

STELLAR PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

	2009	2008 (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$238,924	$(31,066)
Items not affecting cash
Amortization	108,492	126,556
Gain on disposal of equipment	––	(9,676)
Write-down of property, plant & equipment	––	2,656
Unrealized foreign exchange (gain) loss	24,203	(17,945)
Issuance of equity instruments for services rendered (Notes 9(d) & 9(e))	55,352	13,618
Change in non-cash operating assets and liabilities (Note 12)	26,143	(562,256)
CASH FLOWS USED IN OPERATING ACTIVITIES	453,114	(478,113)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Additions to property, plant and equipment	(155,630)	(539,511)
Increase in other assets	(26,230)	(11,420)
Proceeds from sale of equipment	––	10,000
CASH FLOWS USED IN INVESTING ACTIVITIES	(181,860)	(540,931)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common shares for cash (Note 9(c))	(30,357)	(100,514)
CASH FLOWS USED IN FINANCING ACTIVITIES	(30,357)	(100,514)

EFFECT OF EXCHANGE RATES ON CASH HELD IN FOREIGN CURRENCY	(21,650)	14,398
CHANGE IN CASH AND CASH EQUIVALENTS	219,246	(1,105,160)

CASH AND CASH EQUIVALENTS, beginning of year	2,105,966	3,211,126
CASH AND CASH EQUIVALENTS, end of year	$2,325,212	$2,105,966

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2009 AND 2008

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

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred revenues.

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no material future obligation, other than inconsequential and prefunctory support, as would be expected under such agreements and the amount of the royalty fee is determinable and collection is reasonably assured.

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer.  The Company’s standard terms are typically net 15 days from the transfer of title to the products to the customer.  The Company typically collects payment from a customer within 15 to 30 days from the transfer of title to the products to a customer.  Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer.  The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company.  A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products.  The Company recognizes revenues for the sale of products from the date the title to the products is transferred to the customer.

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

(e)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.  The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of such assets to be held and used may not be recoverable. The Company reviews its long-lived assets, such as fixed assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted cash flows undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  The basis and estimated useful lives of these assets are provided for as follows:

Asset Classification	Amortization Method	Useful Life
Building	Straight-line	20 years
Computer and office equipment	Straight-line	5 years
Manufacturing equipment	Straight-line & Activity based	5 to 10 years
Warehouse equipment	Straight-line	5 to 10 years
Packaging equipment	Activity based	5 to 10 years

Activity based amortization is based on the number of uses for each asset in that category.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)           OTHER ASSETS

Amortization of other assets is being provided for on a straight-line basis as noted below:

Asset Classification	Amortization Method	Useful Life
Patents	Straight-line	17 years

Patents represent capitalized legal costs incurred in connection with applications for patents.  For patents and applications that are abandoned or impaired, the Company charges the remaining net book value to expenses.

(g)           USE OF ESTIMATES

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at December 31, 2009 and 2008, and the revenue and expenses recorded for the years then ended.   On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.

Actual results could differ from those estimates.  As adjustments become necessary, they are recorded in earnings in the period in which they become known.

(h)           DEFERRED INCOME TAXES

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax results on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company records net deferred tax assets to the extent, management believes these assets will more likely than not be realized.  In making such determination, all available positive and negative evidence is utilzed, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event a determination was made that the Company would be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would be made, which would reduce the provision for income taxes.

Tax benefits from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

 2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)	STOCK-BASED COMPENSATION

The Company uses fair value based method of accounting for all its stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation”.  The estimated fair value of the options that are ultimately expected to vest based on performance related conditions, as well as the options that are expected to vest based on future service, is recorded over the option’s requisite service period and charged to stock-based compensation.  In determining the amount of options that are expected to vest, the Company takes into account, voluntary termination behaviour as well as trends of actual option forfeitures.  Total compensation cost for the stock option plans for the years ended December 31, 2009 and 2008 (unaudited) was $55,352 and $11,918, respectively (Note 9(d)).

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

(k)           RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The approved refundable portion of the tax credits are netted against the related expenses.  Non refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes.  Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it. At December 31, 2009, the Company had no outstanding tax credits (2008 (unaudited) - $34,926). Tax credits received in 2008 were recorded as an offset to research and development for prior year’s tax credits which were assessed and approved.

(l)           COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

(m)           EARNINGS (LOSS) PER SHARE

FASB ASC Section 260, “Earnings Per Share”, requires presentation of both basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares that would then share in the earnings.

Basic earnings (loss) per share are computed based on the weighted average number of member shares outstanding each year.  The diluted earnings factor for stock options at December 31, 2009 is for 202,500 potential common shares (2008 (unaudited) – nil as its affect would be anti-dilutive). The diluted loss per share is not presented when the effect is anti-dilutive.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the FASB issued ASC 105-10 (formerly referred to as SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this standard and determined that it does not have a material impact on its financial condition, results of operations, or cash flows.

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

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

3.             CASH AND CASH EQUIVALENTS

Consists of -	December 31,
	2009	2008 (Unaudited)
Cash	$824,558	$1,205,094
Short-term investments	1,500,654	900,872
	$2,325,212	$2,105,966

                The Company recorded $21,650 as an effect of exchange rates on cash held in foreign currency at December 31, 2009.

4.             INVENTORIES

Consists of -	December 31,
	2009	2008 (Unaudited)
Raw material	$182,123	$135,315
Finished goods	113,531	38,842
Packaging materials	67,571	53,811
Work in process	357,836	136,583
	$721,061	$364,551

5.             PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

Consists of -	December 31,
	2009	2008 (Unaudited)
Prepaid operating expenses	$161,140	$37,312
Deposit on manufactured goods*	––	91,120
Interest receivable on investments	2,558	2,083
	$163,698	$130,515

*	Deposit on manufactured goods relates to a deposit required upon the issuance of the order for a stability studies related to manufacturing processes.

6.	PROPERTY, PLANT AND EQUIPMENT

Consists of -	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	618,254	146,236	472,018
Office equipment	43,302	40,338	2,964
Manufacturing equipment	1,219,490	522,959	696,531
Warehouse equipment	17,085	6,745	10,340
Packaging equipment	110,120	10,724	99,396
Computer equipment	125,116	106,069	19,047
	$2,223,367	$833,071	$1,390,296

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT (continued)

Consists of -	December 31, 2008 (Unaudited)
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	586,954	116,105	470,849
Office equipment	40,495	36,801	3,694
Manufacturing equipment	1,099,790	475,453	624,337
Warehouse equipment	13,750	3,675	10,075
Packaging equipment	48,467	5,840	42,627
Computer equipment	116,735	88,060	28,675
	$1,996,191	$725,934	$1,270,257

During fiscal 2008, the Company performed an analysis of its property, plant and equipment and based on this analysis determined that $30,308 of its manufacturing equipment was no longer useable. The Company removed $30,308 in assets from manufacturing equipment and recorded a reduction to accumulated amortization of $27,652 and $2,656 to operations as a part of selling, general and administrative expenses.

7.             OTHER ASSETS

Consists of -	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$122,793	$8,240	$114,553

Over the next four years the Company will record amortization expense of $1,355 for each of those years.  The Company currently has patents of $100,207 which are not being amortized as these patents are currently pending.

Consists of -	December 31, 2008 (Unaudited)
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$72,380	$6,885	$65,495

Estimated future amortization expense at December 31, 2009 is as follows:

Amount
2010	$2,444
2011	2,444
2012	2,444
2013	2,444
2014	2,444
Thereafter	53,275
$65,495

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

8.             LOAN RECEIVABLE

During the year ended December 31, 2007, the Company received a subordinated convertible promissory note and a common share purchase warrant to purchase 15,000 shares from an unrelated corporation, in the amount of US$15,000 (Cdn$15,818) (2008 (unaudited) – Cdn$18,369).  The note was extended for two additional one year periods, but will fully mature no later than April 23, 2011 and bears interest at a rate per annum of 6%.  The warrant entitles the Company to acquire 15,000 common shares of the unrelated corporation anytime on or before July 15, 2016 at $0.001 per common share.  During 2007, the Company converted its warrants to common shares for US$15 the common share price was US$0.001 at the time of exercise.  The Company used the fair value basis to calculate the value of the asset and allocated the entire US$15,000 to the promissory note.  The change in the value recorded was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar.

9.             CAPITAL STOCK

(a)	Common Shares

Authorized: An unlimited number of Common Shares, with no par value.

	# of Shares	Amount
Balance, January 1, 2009	23,702,540	$8,261,403
Shares purchased in buyback (cancelled)	(75,000)	(26,140)
Treasury shares (cancelled)	(147,500)	(51,625)
Balance, December 31, 2009	23,480,040	$8,183,638

Treasury Shares

	# of Shares	Amount
Balance, January 1, 2009	(147,500)	$(51,625)
Treasury shares	147,500	51,625
Balance, December 31, 2009	—	$—

(b)           Shares to be Issued

During 2009, no Common Shares (2008 (unaudited) – 5,000) were issued. Shares issued in 2008 were issued to satisfy in full, a debt for consulting services which were rendered and expensed in 2008 with a value of $1,700.

(c)           Purchases of Equity Securities

On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.  The Company commenced a second NCIB on June 17, 2009 and ending on June 16, 2010. Purchases of Common Shares will be made in open market transactions, at market prices prevailing at the time of acquisition.  For the year ended December 31, 2009, 75,000 Common Shares purchased under the NCIB had been cancelled (2008 (unaudited) – 125,000 and 147,500 were recorded as Treasury Shares to be cancelled).

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

9.             CAPITAL STOCK (continued)

Pursuant to the terms of the NCIB, during the year ended December 31, 2009, the Company purchased 75,000 (2008 (unaudited) - 272,500), of its Common Shares at an average purchase price of $0.40 (2008 (unaudited) -$0.36).  The total repurchase cost for these Common Shares for the year ended December 31, 2009 was $30,357 (2008 (unaudited) - $100,513). For the year ended December 31, 2009, $77,765 for Common Shares repurchased (includes $51,625 for Treasury Shares paid for but not cancelled in 2008), has been allocated to Capital Stock  (2008 (unaudited) - $43,351), $1,888 has been recorded to deficit for the amount in excess of the weighted average stated value (2008 (unaudited) - $7,866) and the remaining $2,329 has been recorded to paid-in capital for cancelled Common Shares for the amount below the weighted average stated value (2008 (unaudited) – ($2,329)).

(d)           Additional Paid-in Capital Options

Additional Paid-in Capital Options – Outstanding

The activities in the additional paid-in capital options are as follows:

Amount
Balance, January 1, 2009	$35,965
Expense recognized for options issued to employees/ directors	55,352
Options issued to employees/directors expired	(1,755)
Balance, December 31, 2009	$89,562

Paid in Capital Options – Expired

Amount
Balance, January 1, 2009	$722,372
Options issued to employees expired	1,755
Balance, December 31, 2009	$724,127

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

During the year ended December 31, 2009, there were 379,000 options granted (2008 (unaudited) – 115,000). Of the options 205,000 were granted to directors/officers of the Company at a premium price of $1.00 (US$0.95).  These options vest as to 50% on December 31, 2009 and 25% on each of March 31 and June 30, 2010.  The remaining 174,000 options were granted to employees at $0.84 (US$0.80) and vest (59,000 at 25% per quarter in 2010 and 115,000 at 25% per quarter in 2011) upon achieving certain financial objectives.  As at December 31, 2009, the performance criteria associated with 19,000 (2008 (unaudited) – 115,000) of these options were not met for the specified period and, therefore, the related performance based awards will not vest and have been cancelled.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

9.             CAPITAL STOCK (continued)

Since share based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the year ended December 31, 2009, the Company recorded $55,352 (2008 (unaudited) – $11,918) as compensation expense for options issued to directors, officers and employees based on continuous service.  This was recorded as selling, general and administrative expense.  The total number of options outstanding as at December 31, 2009 was 460,000 (2008 (unaudited) – 105,000).

The weighted average grant date fair value of options was $0.88 and $0.21 for options granted during the years ended December 31, 2009 and 2008 (unaudited), respectively.

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of grants of stock options with the following weighted average assumptions:

	2009	2008 (Unaudited)
Risk-free interest rate	2.42%	4.66%
Expected life	5 years	3 years
Expected volatility	88.6%	89.9%
Dividend yield	0%	0%

The Company’s computation of expected volatility for the year ended December 31, 2009 and 2008 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life is calculated using the simplified method. The Company’s dividend yield is 0.0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

On June 29, 2005, pursuant to resolutions by the Board of Directors and shareholders, the Company increased the number of options issuable under the plan to 4,629,452 from 4,157,841.  The total number of options available for granting under the plan at December 31, 2009 was 1,519,452 (2008 (unaudited) – 1,874,452).

The activities in options outstanding are as noted below:

	Options	Weighted Average Exercise Price
Balance, January 1, 2008	355,000	$1.09
Granted	115,000	0.50
Cancelled	(115,000)	0.50
Forfeited	(250,000)	1.26
Balance, January 1, 2009	105,000	$0.69
Granted	379,000	0.88
Cancelled	(5,000)	0.69
Forfeited	(19,000)	0.80
Balance, December 31, 2009	460,000	$0.84

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when stock-based compensation costs were recorded.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

9.             CAPITAL STOCK (continued)

As at December 31, 2009, the Company had 202,500 vested options.  As at December 31, 2009, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 138,670, with a weighted average contractual life of 4.9 years and exercise price of $0.88.  In April 2008, the Company had granted 115,000 options to its employees, which were cancelled due to certain financial objectives not being met by the end of the year.  As at December 31, 2009, compensation costs of $55,352 had been recognized and expensed in the year for options which vested during the period (2008 (unaudited) - $11,918).

As at December 31, 2009, the aggregate intrinsic value of outstanding options was $66,462 and the aggregate intrinsic value of exercisable options was $35,948 based on the Company’s closing Common Share price of $1.03.

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at December 31, 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.60 to $0.69	100,000	0.5	$0.69	100,000	$0.69
$0.80 to $0.89	155,000	4.9	0.84	-	-
$0.90 to $1.00	205,000	4.9	1.00	102,500	1.00
	460,000	4.0	$0.88	202,500	$0.92

The following table presents information relating to stock options outstanding and exercisable at December 31, 2008 (unaudited).

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.69	105,000	1.5	$0.69	105,000	$0.69

10.           INCOME TAXES

Rate reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory income tax rate included in the statements of operations follows:

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

10.           INCOME TAXES (continued)

Income tax expense (benefit) is comprised of:	2009	2008 (Unaudited)
Income tax expense (benefit) at statutory rate at 33.0% (2008 - 33.5%)	$78,800	$(10,400)
Adjusted for:
Impact on legislated changes in rates of reversal on current year loss	(200)	1,300
Valuation allowance	19,100	(2,100)
Non-deductible expenses	20,700	6,000
Deferred tax liability for non-deductible tax credits	—	3,300
Other	(118,400)	1,900
	$—	$—

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

Components of deferred income tax assets and liabilities:

	2009	2008 (Unaudited)
Benefit of net operating losses carry-forward	$802,700	$627,700
Book values of property and equipment an intangible assets in excess of tax bases	(133,300)	(16,200)
Benefit of SR&ED expenditures	545,100	545,100
Deferred tax liability for non-refundable tax credits	(97,200)	(97,200)
Valuation allowance	(1,117,300)	(1,059,400)
	$—	$—

The valuation allowance was provided against the net deferred tax assets at December 31, 2009 and 2008, because the realization of the asset remains not determinable.  The valuation allowance increased $57,900 in 2009 an $27,340 in 2008 (unaudited).

The Company has non-capital losses carry-forward for income tax purposes in the amount of $2,432,200 which may be applied against future years’ taxable income. The losses expire as follows:

2010	$457,000
2014	644,600
2015	1,013,300
2027	231,900
2028	85,400
$2,432,200

Tax years 2003 through 2009 remain open to examination by the taxing jurisdictions to which we are subject.  The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

10.           INCOME TAXES (continued)

The non-refundable portion of the SR&ED tax credits as at December 31, 2009 was $335,000 (2008 (unaudited) - $335,000).  The tax credits have a full valuation allowance on them as they do not meet the more likely than not test.  The non-refundable tax credit details are as follows:

2004	$144,700
2005	127,500
2006	45,200
2007	6,500
2008	11,100
$335,000

The cumulative carry-forward pool of SR&ED expenditures applicable to future years, with no expiry date, is $1,880,800 (2008 (unaudited) - $1,880,800).

The Ontario Harmonization Credit available to the Company over the next five years is $68,100.  The Company has taken a full valuation allowance against these credits as they do not meet the more likely than not test.

11.           EARNINGS (LOSS) PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the year are used to repurchase the Company's shares at the average share price during the period. The diluted loss per share has not been calculated for 2008 as the Company was in a loss position and their inclusion would be anti-dilutive.

The following table sets forth the computation of earnings (loss) per share:

For the years ended December 31	2009	2008 (Unaudited)
Numerator:
Net income (loss) per share available to common shareholders	$238,924	$(31,066)
Denominator:
Weighted average Common Shares outstanding	23,498,889	23,801,450
Effect of dilutive Common Shares	—	—
Diluted weighted average Common Shares outstanding	23,498,889	23,801,450
Earnings (loss) per share:
Basic earnings (loss) per share	$0.01	$(0.00)
Diluted earnings (loss) per share	$0.01	$(0.00)

For the year ended December 31, 2008 (unaudited), options to purchase 105,000 of Common Shares, at an average price of $0.69 were excluded from the calculation of diluted earnings per share because their effects were antidilutive.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

12.            STATEMENTS OF CASH FLOWS

  Changes in non-cash balances related to operations are as follows:

For the years ended December 31	2009	2008 (Unaudited)
Accounts receivable	$255,490	$(276,714)
Inventories	(356,510)	(59,509)
Prepaids, deposits and sundry receivables	(33,183)	(86,449)
Taxes recoverable	210,944	(47,731)
Accounts payable and accrued liabilities *	(51,739)	(83,029)
Deferred revenues	1,141	(8,824)
	$26,143	$(562,256)

* Included in accounts payable at the year ended December 31, 2009, is an amount related to patents of $24,183 (2008 (unaudited) - $36,236).

During the year ended December 31, 2009, there were no interest or taxes paid (2008 (unaudited) – nil).

13.	CONTINGENCIES AND COMMITMENTS

(a)           Royalty Agreements

In September 2000, the Company entered into a royalty agreement for sales of Uracyst®.   The agreement involved royalty payments, which initially were based on 5% of the total sales of Uracyst at a declining rate of 1% per year over a three-year period, declining to a 2% rate effective October 1, 2003 until the end of the agreement on September 30, 2008, at which time this agreement ended. The total royalty payments for the year ended December 31, 2008 (unaudited) was $4,348. This amount was recorded as royalty expense in selling, general and administrative.

Royalty agreements were activated in November and December 2008 upon the signing of each of the European license agreements for sales of Uracyst® in the defined territories.   These agreements involved royalty payments to be issued to the consultants who assisted in acquiring the licensee who signed the license agreements with the Company.  The royalty payments being issued to consultants include 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received.  In addition, royalty payments are also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees for the year ended December 31, 2009 were $60,410 (2008 (unaudited) - $29,605). These amounts have been recorded as royalty expense in selling, general and administrative.

(b)	License Agreements

In 2009, the Company signed two license agreements for Italy and South Korea territories. As provided in these agreements, the Company received $273,580 in non-recurring, non-refundable license fees and milestone payments, which were recognized as income in 2009.

(c)	Distribution Agreement

In October 2003, the Company entered into an exclusive agreement with a company in the United States, to manufacture and distribute bladder cancer test kit products within a specified field and territory as defined in the agreement, for a five year period commencing January 1, 2004, in consideration for a technology access fee of US$10,000 and an initial order.  This agreement was renewed in December 2008, for an additional three years, until December 2011.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

13.	CONTINGENCIES AND COMMITMENTS (continued)

(d)           Manufacturing Agreement

The Company’s products during 2009 were being manufactured at Hyaluron Contract Manufacturers in Burlington, Massachusetts, United States, for the manufacture of Stellar’s NeoVisc® and at Draxis Pharma, Inc. in Kirkland, Quebec, Canada, for the manufacture of its Uracyst®.  In November 2009, the Company terminated its agreement with Hyaluron Contract Manufacturers and entered into a new agreement with Therapure Biopharma Inc. in Mississauga, Ontario, Canada for the manufacture of its NeoVisc®.

(e)           Leases

The Company presently leases office and warehouse equipment under operating leases.  For the year ended December 31, 2009 the total expense related to leases was $5,096 (2008 (unaudited) - $5,096).  At December 31, 2009, the remaining future minimum lease payments under operating leases are $9,629.

The Company is obligated to make the following operating lease payments as of December 31, 2009:

	Total	2010	2011	2012
Operating lease obligations	$9,629	$4,446	$3,057	$2,126

(f)           Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a major United States University.  This agreement was extended throughout 2008 for an additional three months and a subsequent four months, until January 2009, for additional research to be preformed.  The program is on Bladder Urothelial research in interstitial cystitis and cost the Company US$265,300 for the period May 2005 to January 2009. During the year ended December 31, 2009, the Company has recorded $3,536 (2008 (unaudited) - $34,846) as research and development costs.

(g)           Executive Termination Agreement

The Company’s President and Chief Executive Officer is the only officer who currently has an employment agreement with the Company. The agreement provides that in the event that the employment is terminated, by the Company other than for cause, for good reason or within six months of a change of control of the Company, there is an entitled to (i) a lump sum payment equal to $383,600 (based on current base salary), (ii) all outstanding and accrued regular and vacation pay and expenses and (iii) the immediate vesting of his options which shall continue to be available for exercise for a period of 30 days following the date of termination.

14.	RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in the normal course of business. Compensation under the agreement is $6,000 per month.  During the year ended December 31, 2009, the Company has recorded and paid $72,000 (2008 (unaudited) - $72,000) as selling, general and administrative expense.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

15.	SIGNIFICANT CUSTOMERS

During the year ended December 31, 2009, the Company had two significant customers that represented 35% (one major wholesaler – 23%; and one international customer - 12%) of product sales (2008 (unaudited) – 40% (one major wholesaler – 28%; and one international customer - 12%).

16.	FINANCIAL RISKS

(a)	Credit Risk

The Company is engaged in the sale of pharmaceutical products, typically to a small number of major customers, although the composition of this group of customers has changed from year to year.  The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

(b)	Concentration Risk

The Company's cash and cash equivalents are maintained with two Canadian banking institutions and one institution in Ireland.  Deposits held with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

As at December 31, 2009, the Company had three customers which made up 63.1% of the outstanding accounts receivable, in comparison to five customers which made up 90.8% at December 31, 2008 (unaudited).  Of these outstanding accounts receivables $109,013 or 38.8% was related to product sales to two international customers and $68,215 or 24.3% was related to a large wholesale account (2008 (unaudited) -57.5% were related to two customers: the first in regards to clinical products manufactured for Watson Pharma, Inc. (a company licensed for distribution of Uracyst in the United States market) at the end of the year, which was $159,015 or 31.9% and the second, $127,529 or 25.6% was related to licensing fees).  Substantially all of these amounts outstanding were received as of the date of this report.

(c)	Currency Risk

The Company is subject to currency risk through its revenues earned and expenses incurred in United States dollars and Euro’s.  Unfavorable changes in the exchange rate may affect the operating results of the Company.  The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk.  However, depending on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks.  There were no forward exchange contracts outstanding at December 31, 2009 and 2008.  As at December 31, 2009, the Company held foreign cash balances in the following currencies:

	2009		2008 (Unaudited)
	Foreign $	Cdn $	Foreign $	Cdn $
US dollars	$203,528	$213,012	$1,789	$2,191
EURO dollars	$36,844	$55,266	$47,400	$80,798

(d)	Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these items.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

17.           SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.  Currently, all of the Company’s manufacturing assets are located in Canada (2008 (unaudited) – net book value of assets in the United States was $124,282).  All direct sales take place in Canada.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries including the United States of America.

The Company is engaged in the sale of three lines of product:

	2009	2008 (Unaudited)
NeoVisc	59.9%	69.8%
Uracyst	22.9%	11.3%
BladderChek	0.8%	1.3%
Royalty and Licensing Revenues	16.2%	17.2%
Other	0.2%	0.4%

Revenue for the years ended December 31, 2009 and 2008 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	December 31,
Products Sales	2009	2008 (Unaudited)
Canadian market sales	$1,740,205	$1,504,452
International sales	1,255,520	609,634
Other revenue	4,337	4,196
Total Product Sales	$3,000,062	$2,118,282

	December 31,
Royalties and Licensing Revenue	2009	2008 (Unaudited)
Licensing fees	$532,194	$232,600
Royalties	49,036	208,530
Total Royalties and Licensing Revenue	$581,230	$441,130

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Italy, Lebanon, Malaysia, Kuwait, Romania, the United Arab Emirates and Turkey.  The continuing operations reflected in the statements of operations include Stellar’s activity in these markets.

18.	FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business.  During the year ended December 31, 2009, the Company recorded foreign currency (loss) of ($50,617) (2008 (unaudited) – gain of $40,374).  These amounts have been included in selling, general and administrative expenses.

STELLAR PHARMACEUTICALS INC.
NOTES TO FINANCIAL STATEMENTS

19.	SUBSQUENT EVENTS

The Company has been informed by the Chinese Patent Office that a patent has been allowed for one of its products, Uracyst®. The patent covers pharmaceutical compositions that comprise the greater and superior dosage sizes of chondroitin sulfate, and the use of those compositions for the treatment of IC/PBS.  Upon Stellar completing the final formalities, including the payment of applicable fees, the Company expects this patent to issue.  Once issued, the patent will expire on February 18, 2024.