Form 10-Q
period 2010-03-31
STELLAR PHARMACEUTICALS INC
filed 2010-05-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
or

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

The number of outstanding common shares, no par value, of the Registrant at: March 31, 2010: 23,480,040

STELLAR PHARMACEUTICALS INC.

i

PART I –FINANCIAL STATEMENTS

ITEM 1.  CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.

BALANCE SHEETS

(Expressed in Canadian dollars)

	As at March 31, 2010	As at December 31, 2009
	(Unaudited)
ASSETS
CURRENT	2010	2009
Cash and cash equivalents (Note 2)	$1,795,557	$2,325,212
Accounts receivable, net of allowance of $nil (2009 - $nil)	312,323	293,565
Inventories (Note 3)	652,045	721,061
Taxes recoverable	11,528	1,501
Loan receivable	15,818	15,818
Prepaids, deposits and sundry receivables (Note 4)	147,817	163,698
Total current assets	2,935,088	3,520,855
PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	1,557,765	1,390,296
OTHER ASSETS (Note 6)	122,227	114,553
Total assets	$4,615,080	$5,025,704
LIABILITIES
CURRENT
Accounts payable	$69,024	$228,367
Accrued liabilities	132,900	175,637
Deferred revenues	7,937	2,890
Total current liabilities	209,861	406,894

CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited Non-voting, convertible, redeemable and retractable preferred shares with no par value

Unlimited Common shares with no par value

ISSUED (Note 7)
23,480,040 Common shares (2009 – 23,480,040)	8,183,638	8,183,638
Additional Paid-in capital options - outstanding	123,509	89,562
Additional Paid-in capital options - expired	724,127	724,127
	9,031,274	8,997,327
DEFICIT	(4,626,055)	(4,378,517)
Total shareholders’ equity	4,405,219	4,618,810
Total liabilities and shareholders’ equity	$4,615,080	$5,025,704

See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Expressed in Canadian dollars)

(Unaudited)

	For the Three Month Period
	Ended March 31,
	2010	2009
PRODUCT SALES (Note 15)	$549,510	$544,419
ROYALTIES & LICENSING REVENUE (Note 15)	28,369	228,096
TOTAL REVENUE FROM ALL SOURCES	577,879	772,515
COST OF PRODUCTS SOLD	203,757	154,955
GROSS PROFIT	374,122	617,560
EXPENSES
Selling, general and administrative (Note 7(e))	567,932	578,052
Research and development	26,270	5,608
Amortization of assets (non-manufacturing property, plant and equipment)	13,663	13,698
	607,865	597,358
(LOSS) INCOME FROM OPERATIONS	(233,743)	20,202
INTEREST AND OTHER INCOME	1,513	4,975
LOSS ON DISPOSAL OF EQUIPMENT (Note 5)	(15,308)	—
(LOSS) NET INCOME AND COMPREHENSIVE (LOSS) INCOME FOR THE PERIOD	(247,538)	25,177
DEFICIT, beginning of period	(4,378,517)	(4,615,553)
DEFICIT, end of period	$(4,626,055)	(4,590,376)
(LOSS) EARNINGS PER SHARE (Note 8) - Basic and diluted	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	23,480,040	23,527,318

See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(Unaudited)

	For the Three Month Period
	Ended March 31,
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES
Net (loss) income	$(247,538)	$25,177
Items not affecting cash
Amortization	26,785	34,995
Loss on disposal of equipment	15,308	––
Issuance of equity instruments for services rendered (Notes 7(b))	33,947	––
Change in non-cash operating assets and liabilities (Note 9)	(140,920)	203,043
CASH FLOWS USED IN OPERATING ACTIVITIES	(312,419)	263,215

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Additions to property, plant and equipment	(221,853)	(197)
Increase in other assets	(8,014)	(6,957)
Proceeds from sale of equipment (Note 5)	12,630	––
CASH FLOWS USED IN INVESTING ACTIVITIES	(217,237)	(7,154)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repurchase of common shares for cash	––	(21,292)
CASH FLOWS USED IN FINANCING ACTIVITIES	––	(21,292)

CHANGE IN CASH AND CASH EQUIVALENTS	(529,655)	234,769

CASH AND CASH EQUIVALENTS, beginning of period	2,325,212	2,105,966
CASH AND CASH EQUIVALENTS, end of period	$1,795,557	$2,340,735
See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)
 (Unaudited)
MARCH 31, 2010

1.	BASIS OF PRESENTATION

These condensed unaudited interim financial statements should be read in conjunction with the financial statements for Stellar Pharmaceuticals Inc.’s (the "Company") most recently completed fiscal year ended December 31, 2009.  These condensed interim financial statements do not include all disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America.  These condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2009.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at March 31, 2010 and December 31, 2009, and the results of its operations and cash flows for the three  month periods ended March 31, 2010 and 2009.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

a)
Estimates

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

b)
Fair Value

The Company follows Financial Accounting Standards Board (FASB) ASC 820-10-65-1 (formerly referred to as SFAS 157), “Fair Value Measurements” (SFAS 157). ASC 820-10-65-1 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. ASC 820-10-65-1 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-65-1 provides guidance on how to measure the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. ASC 820-10-65-1 broadly applies to most existing pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

In February 2008, the FASB issued ASC 820-10-65-1 (formerly referred to as FSP SFAS 157-2) “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which permits a one-year deferral of the application of ASC 820-10-65-1 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10-65-1 as of January 1, 2009, did not have a material impact on the Company’s non-financial assets and non-financial liabilities for the period

2.	CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2010	2009
Cash	$294,917	$824,558
Short-term investments	1,500,640	1,500,654
	$1,795,557	$2,325,212

3.	INVENTORIES

	March 31,	December 31,
	2010	2009
Raw materials	$207,923	$182,123
Finished goods	118,624	113,531
Packaging materials	63,430	67,571
Work in process	262,068	357,836
	$652,045	$721,061

4.	PREPAID, DEPOSITS AND SUNDRY RECEIVABLES

	March 31,	December 31,
	2010	2009
Prepaid operating expenses	$131,280	$161,140
Deposit on manufactured goods*	13,750	––
Interest receivable on investments	2,787	2,558
	$147,817	$163,698

* Deposit on manufactured goods relates to a deposit required upon the issuance of the order for manufacturing processes.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

5.	PROPERTY, PLANT AND EQUIPMENT

		March 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	153,963	464,291
Office equipment	43,302	40,532	2,770
Manufacturing equipment	1,412,309	534,138	878,171
Warehouse equipment	17,085	7,599	9,486
Packaging equipment	110,120	11,575	98,545
Computer equipment	125,115	110,613	14,502
	$2,416,185	$858,420	$1,557,765

During the three month period ended March 31, 2010, the Company disposed of $29,035 in assets from manufacturing equipment and recorded a reduction to accumulated amortization of $1,097 and ($15,308) to loss on disposal of equipment.

		December 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	146,236	472,018
Office equipment	43,302	40,338	2,964
Manufacturing equipment	1,219,490	522,959	696,531
Warehouse equipment	17,085	6,745	10,340
Packaging equipment	110,120	10,724	99,396
Computer equipment	125,116	106,069	19,047
	$2,223,367	$833,071	$1,390,296

6.	OTHER ASSETS

		March 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$130,807	$8,580	$122,227

		December 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$122,793	$8,240	$114,553

The Company currently has patents of $108,220 which are not being amortized as these patents are currently pending or have not been fully authorized.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK

(a)
Common Shares

During the three month period ended March 31, 2010, no Common Shares were issued by the Company. On April 9, 2009, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company could during the 12 month period commencing April 9, 2009 and ending April 8, 2010, purchase up to 1,175,752 Common Shares. Purchases of Common Shares were made in open market transactions, at market prices prevailing at the time of acquisition. All Common Shares purchased under the NCIB will be cancelled.

Authorized: An unlimited number of Common Shares, with no par value.

	Number of Shares	Amount
Balance, January 1, 2010	23,480,040	$8,183,638
Share transactions	––	––
Balance, March 31, 2010	23,480,040	$8,183,638

(b)	Purchases of Equity Securities For the three month period ended March 31, 2010 there were no changes to the Common Shares from purchases of equity securities.

(c)	Paid-in Capital Options - Outstanding

Amount
Balance, January 1, 2010	$89,562
Expense recognized for options issued to employees/ directors	33,947
Balance, March 31, 2010	$123,509

(d)	Paid-in Capital Options - Expired For the three month period ended March 31, 2010 there were no changes to the paid-in capital options expired.
.
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

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK (continued)

During the three month period ended March 31, 2010, there were no options granted (2009 – nil). Since share based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the period ended March 31, 2010, the Company recorded $33,947 (2009 – $nil) as compensation expense for options previously issued to directors, officers and employees based on continuous service.  This was recorded as selling, general and administrative expense.  The total number of options outstanding as at March 31, 2010 was 450,000 (2009 – 105,000).

As at March 31, 2010, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2009 – 4,629,452).

The weighted average fair value of options expensed during the period ended March 31, 2010 was estimated at $0.88 (2009 - $nil).

.
8.	(LOSS) EARNINGS PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive. Total shares issuable of 263,750 (2009 – 202,500) from options, were excluded from the computation of diluted earnings (loss) per share as they were anti-dilutive for the period ended March 31, 2010 and 2009. The following table sets forth the computation of earnings (loss) per share:

The following table sets forth the computation of (loss) earnings per share:

.
	For the three months ended March
	2010	2009
Numerator - net (loss) earnings available to common shareholders
(Loss) earnings from operations	$(247,538)	$25,177
Denominator – Weighted average number of Common Shares outstanding – Basic and diluted	23,480,040	23,527,318
(Loss) earnings per share Basic and diluted	$(0.01)	$0.00

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

9.	STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:
.
For the periods ended March 31	2010	2009
Accounts receivable	$(18,758)	$231,119
Inventories	69,016	(242,858)
Prepaids, deposits and sundry receivables	15,881	(106,284)
Taxes recoverable	(10,027)	(3,158)
Accounts payable and accrued liabilities	(202,080)	325,273
Deferred revenues	5,047	(1,049)
	$(140,921)	$203,043

During the three month period ended March 31, 2010 there was no interest or taxes paid (2009 – $nil).

10.	CONTINGENCIES AND COMMITMENTS

(a)
Royalty Agreements

Royalty agreements were activated in November and December 2008 upon the signing of each of the European license agreements for sales of Uracyst® in the defined territories.  These agreements involved royalty payments to be paid to the Consultants, who introduced the licensee to the Company.  The royalty payments being issued to Consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received.  In addition, royalty payments to consultants were also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year.  Expenses recorded in regards to licensing and royalty fees for the three month period ended March 31, 2010 were $827 (2009 - $32,061).  These amounts have been recorded as royalty expense in selling, general and administrative.

.
(b)
Leases

The Company presently leases office and warehouse equipment under operating leases. For the three month period ended March 31, 2010 the total expense related to leases was $1,274 (2009 - $1,274).   At March 31, 2010, the remaining future minimum lease payments under operating leases are $8,355 (December 31, 2009 - $9,629).

(c)
Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a university in the United States.  This agreement was extended until January 2009, for additional research to be performed.  The program is on Bladder Urothelial research in interstitial cystitis and cost the Company US$265,300 over the period May 2005 to January 2009.  The Company has approved an extension until August 2010 for ongoing work in regards to this research.  During the three month period ended March 31, 2010, the Company has recorded $1,224 (2009 - $3,536) as research and development costs.

.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

10.	CONTINGENCIES AND COMMITMENTS (CONTINUED)

(d)
Executive Termination Agreement

The Company’s President and Chief Executive Officer is the only officer who currently has an employment agreement with the Company.  The agreement provides that in the event that the employment is terminated by the Company other than for cause, for good reason or within six months of a change of control of the Company, then the officer is an entitled to (i) a lump sum payment equal to $383,600 (based on current base salary), (ii) all outstanding and accrued regular and vacation pay and expenses and (iii) the immediate vesting of his options which shall continue to be available for exercise for a period of 30 days following the date of termination.

11.	SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2010, the Company had three significant customers that represented 60.3% (one major wholesaler – 37.4%; and two international customers – 22.9%) of product sales (2009 –  44.1%; two significant customers that represented (one major wholesaler – 28.7%; and one international customer – 15.4%).  The Company believes that its relationship with these customers is satisfactory.

.
12.	RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2010 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period.  Compensation under the new agreement has been recorded at $6,600 per month or $79,200 annually (2009 - $72,000).  For the three month period ended March 31, 2010, the Company recorded and paid $19,200 (2009 - $18,000) as selling, general and administrative costs.

13.	INCOME TAXES

The Company has had no taxable income under the Federal and Provincial tax laws for the three month periods ended March 31, 2010 and 2009. The Company has non-capital loss carry-forwards at March 31, 2010 totaling $2,659,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2010 and 2029.  The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,880,800.

The non-refundable portion of the tax credits as at March 31, 2010 was $335,000.  All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

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

.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

14.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price.  The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011.  The adoption of ASC Update 2009-13 may have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.  The Company is currently evaluating the impact on its financial statements.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

15.	SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries including the United States of America.

The Company is engaged in the sale of three lines of product:

.

	March 31,
Products sales	2010	2009
NeoVisc	66.5%	51.0%
Uracyst	27.4%	18.5%
BladderChek	0.9%	0.8%
Subtotal	94.8%	70.3%
Licensing & royalty fees	4.9%	29.5%
Other	0.3%	0.2%

Revenue for the three month periods ended March 31, 2010 and 2009 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	March 31,
Products sales	2010	2009
Domestic sales	$379,361	$341,776
International sales	169,149	201,547
Other revenue	1,000	1,096
Total product sales	$549,510	$544,419

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

15.	SEGMENTED INFORMATION (continued)

Royalty and licensing revenues for the three month periods ended March 31, 2010 and 2009 includes royalties earned during these periods, as well as, license fee milestones.  The Company did not sign any license agreements during the three month period ended March 31, 2010, therefore, license fees are $nil for the three month period ended March 31, 2010.  Revenues earned are as follows:

	March 31,
Royalties and licensing revenue	2010	2009
Royalty revenues	$28,369	$8,890
Licensing fees	––	219,206
Royalty and licensing revenue	$28,369	$228,096

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Lebanon, Malaysia, Kuwait, Romania, the United Arab Emirates and Turkey.  The continuing operations reflected in the statements of operations include the Company’s activities in these markets.

16.	FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business.  During the three month period ended March 31, 2010, the Company had a foreign currency loss of $20,240 (2009 – $1,395).  These amounts have been included in selling, general and administrative expenses on the statement of operations.

17.	SUBSEQUENT EVENTS

We have evaluated all subsequent events through the date the financial statements were issued. Other than the disclosures below, there were no additional events that require adjustment of, or disclosure in, the financial statements for the period ended March 31, 2010.

On May 6, 2010, Company signed a license agreement with medac GmbH ("medac") for the distribution and sale of Uracyst® in Germany and Austria.  Under the terms of the agreement, medac will pay Stellar an upfront licensee fee in addition to a specified transfer price in exchange for the rights to an exclusive agreement for this territory.  The agreement has an initial five-year term with additional two-year renewal periods.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on May 7, 2010 and should be read in conjunction with the March 31, 2010 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the Company’s Critical Accounting Policies and Assumptions filed in the Company’s 2009 Annual Report on the Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13.  ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated.  ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price.  The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011.  The adoption of ASC Update 2009-13 may have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.  The Company is currently evaluating the impact on its financial statements.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

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

Under the terms of the agreement, Watson is responsible for conducting clinical trials and obtaining regulatory approvals for Uracyst in the United States.  Watson has completed a Canadian-based, placebo controlled, pilot clinical study in IC patients, which were presented in late 2009 and is currently conducting an Uracyst multicenter, phase II clinical trial in the United States.  The results of these studies will be utilized in designing the pivotal Phase III safety and efficacy trial, the data from which will be submitted to the United States Food and Drug Administration (FDA) in support of marketing approval. Although it cannot be certain, Stellar anticipates that the FDA approval required to market Uracyst in the United States will be obtained around the end of 2011. There can be no assurance, however, that such FDA approvals will be obtained or that Stellar or its United States licensee will be able to successfully market its products in the United States.  The costs associated with obtaining such FDA approval for Uracyst is the responsibility of Watson.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people.  The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

For the three month period ended March 31, 2010, total operating revenues from all sources decreased by 25.2% to $577,900 compared to $772,500 in the same period during 2009.  This differential was mainly due to licensing revenues of $219, 200, which occurred in 2009 compared to no licensing revenues recorded in 2010.  The Company had anticipated licensing fees in the first quarter, which unfortunately did not materialize until May.  Had these revenues been recorded in the first quarter of 2010 the Company would have surpassed the revenues of 2009.  During the first quarter of 2010, international sales were down by 3.0% due to one NeoVisc order being rescheduled from March 2010 delivery to May 2010 delivery.  International Uracyst sales (including royalties) for the first quarter of 2010, increased by 30.0% over the same period of 2009 as our European licensees continue to increase market share.  Domestic sales for NeoVisc were up by 10.8%, which is viewed as favourable growth given the highly competitive Canadian viscosupplement market.  Uracyst sales were also up 13.8% as its efficacy in treating GAG deficient cystitis continues to grow.  BladderChek’s sales decreased 14.7% for the quarter.

The first quarter of 2010 is still being impacted by a weaker economy, but the Company expects, although it can not be certain, that the second quarter will show much stronger growth from all markets.  The Company’s net loss for the first quarter of 2010 was ($247,500) compared to a profit of $25,200 in the same period in 2009.

Gross Profit and Cost of Sales

Gross profit for the first quarter of 2010 was $374,100 down 39.4% compared to a gross profit of $617,600 in the same period in 2009.  The higher gross profit in 2009 was recognized due to $219,200 in revenues received as milestone payments during the three month period ended March 31, 2009.

Cost of goods sold for the three-month period ended March 31, 2010 increased as a percentage of sales, due to the effect of the changeover to a new manufacturing facility for NeoVisc.

Research and Development

Stellar continues to invest in research, of its products in Canada and in international markets. In the three month period ended March 31, 2010, the Company incurred $26,300 in research and development compared to $5,600 in research costs in the same period in 2009.  During 2010, the Company continued its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production.  This work is an ongoing task allowing Stellar to improve its manufacturing processes and remain competitive in the global market.

In 2010, Stellar continues to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis.  Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2010 were down 1.8% to $567,900, compared to $578,100 for the same period in 2009.

Stellar continues to pursue business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

Interest and Other Income

Interest and other income during the three month period ended March 31, 2010 was $1,500 (2009 - $5,000). These amounts include interest received on short-term investments for both 2010 and 2009.  In 2010, interest earned on its short-term investments was an average of 0.29% compared to an average of 1.01% in 2009, resulting in a decrease in interest income in 2010.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
March 31, 2010	$577,900	$(247,500)	$(0.01)
December 31, 2009	907,600	23,200	0.00
September 30, 2009	826,900	25,900	0.00
June 30, 2009	1,074,300	164,700	0.01
March 31, 2009	772,500	25,200	0.00
December 31, 2008	903,000	196,000	0.00
September 30, 2008	481,100	(60,300)	0.00
June 30, 2008	647,900	(68,000)	0.00

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,795,600 at March 31, 2010 as compared with $2,325,200 at December 31, 2009.

At March 31, 2010, the Company did not have any outstanding indebtedness.

Although there can be no assurance, the Company expects to remain in a profitable status in 2010, thereby funding its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

Cash utilization during 2010 included (but was not limited to):

●	Capital expenditures in the amount of $221,900 related to property, plant and equipment; and

●	Capital expenditures of $8,000 related to patent filings;

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2010 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period.  Compensation under the agreement has been recorded at $6,600 per month or $79,200 annually (2009 - $72,000).  Pursuant to this agreement, LMT assists and will continue to assist the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value.  There are no other classes of shares issued.  During the three month period ended March 31, 2010, no Common Shares (2009 – nil) were issued by the Company.  As of the date of this report, the Company has 23,480,040 Common Shares issued and outstanding.

As of the date of this report, the Company had 450,000 Common Share options outstanding with an average exercise price of $0.88 per option.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2010, the Company had three significant customers that represented 60.3% (one major wholesaler – 37.4%; and two international customers – 22.9%) of product sales (2009 –  44.1%; two significant customers that represented (one major wholesaler – 28.7%; and one international customer – 15.4%).  The Company believes that its relationships with these customers are satisfactory.

OUTLOOK

As at May 7, 2010, the Company is debt free and had working capital of $2,590,500.  Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

As discussed above under the heading "Liquidity and Capital Resources," the Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations.

RISKS AND UNCERTAINTIES

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The words "believe," "expect," "anticipate," "intend," "plan," "project," "may," "will," and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements.  Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to those risk factors during the three months ended March 31, 2010.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Stellar is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4.                   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

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

(b)           Changes in Internal Control Over Financial Reporting

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