Form 10-Q
period 2010-06-30
STELLAR PHARMACEUTICALS INC
filed 2010-08-13
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2010
or

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

The number of outstanding common shares, no par value, of the Registrant at: June 30, 2010: 23,585,040

STELLAR PHARMACEUTICALS INC.

i

PART I –FINANCIAL STATEMENTS

ITEM 1.	CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.
BALANCE SHEETS
(Expressed in Canadian dollars)

		As at June 30, 2010	As at December 31, 2009
		(Unaudited)
	ASSETS
	CURRENT
	Cash and cash equivalents (Note 2)	$1,799,486	$2,325,212
	Accounts receivable, net of allowance of $nil (2009 - $nil)	740,238	293,565
	Inventories (Note 3)	687,203	721,061
	Taxes recoverable	-	1,501
	Loan receivable	15,814	15,818
	Prepaids, deposits and sundry receivables (Note 4)	145,152	163,698
	Total current assets	3,387,893	3,520,855
	PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	1,567,598	1,390,296
	OTHER ASSETS (Note 6)	124,722	114,553
	Total assets	$5,080,213	$5,025,704
	LIABILITIES
	CURRENT
	Accounts payable	$125,322	$228,367
	Accrued liabilities	89,300	175,637
	Deferred revenues	7,237	2,890
	Taxes Payable	1,917	-
	Total current liabilities	223,776	406,894

	CONTINGENCIES AND COMMITMENTS (Note 10)

	SHAREHOLDERS’ EQUITY
	CAPITAL STOCK
	AUTHORIZED
Unlimited	Non-voting, convertible, redeemable and retractable
	preferred shares with no par value
Unlimited	Common shares with no par value

	ISSUED (Note 7)
23,585,040	Common shares (December 31, 2009 – 23,480,040)	8,291,429	8,183,638
	Additional Paid-in capital options - outstanding	106,160	89,562
	Additional Paid-in capital options - expired	724,127	724,127
		9,121,716	8,997,327
	DEFICIT	(4,265,279)	(4,378,517)
	Total shareholders’ equity	4,856,437	4,618,810
	Total liabilities and shareholders’ equity	$5,080,213	$5,025,704

See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND DEFICIT
 (Expressed in Canadian Dollars)
(Unaudited)

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2010	2009	2010	2009
PRODUCT SALES (Note 15)	$811,752	$914,126	$1,361,262	$1,458,545
ROYALTY AND LICENSING REVENUES (Note 15)	444,059	160,168	472,426	388,265

TOTAL REVENUES FROM ALL SOURCES	1,255,811	1,074,294	1,833,688	1,846,810
COST OF PRODUCTS SOLD	280,717	333,082	484,474	488,034

GROSS PROFIT	975,094	741,212	1,349,214	1,358,776

EXPENSES
Selling, general and administrative (Notes 7(a), (d) and 12)	592,585	562,941	1,160,517	1,140,996
Research and development (Note 10 (c))	9,683	1,803	35,954	7,411
Amortization (non-manufacturing property, plant and equipment)	13,660	13,703	27,320	27,401
	615,928	578,447	1,223,791	1,175,808

INCOME FROM OPERATIONS	359,166	162,765	125,423	182,968
INTEREST AND OTHER INCOME	1,610	1,929	3,123	6,903
LOSS ON DISPOSAL OF EQUIPMENT (Note 5)	-	-	(15,308)	-

INCOME AND COMPREHENSIVE INCOME FOR THE PERIOD BEFORE INCOME TAXES	360,776	164,694	113,238	189,871

Current income tax expense (Note 13)	(29,300)	-	(29,300)	-
Future income tax recovery (Note 13)	29,300	-	29,300	-

NET INCOME AND COMPREHENSIVE INCOME FOR THE PERIOD	360,776	164,694	113,238	189,871

DEFICIT, beginning of period	(4,626,055)	(4,590,376)	(4,378,517)	(4,615,553)

DEFICIT, end of period	$(4,265,279)	$(4,425,682)	$(4,265,279)	$(4,425,682)

EARNINGS PER SHARE - basic (Note 8)	$0.02	$0.01	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (Note 8)	23,485,535	23,495,040	23,482,802	23,816,387

EARNINGS PER SHARE - diluted (Note 8)	$0.02	$0.01	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (Note 8)	23,487,751	23,495,040	23,483,571	23,816,387

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2010	2009	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES -

Net income for the period	$360,776	$164,694	$113,238	$189,871
Items not affecting cash
Amortization	30,794	33,118	57,579	68,112
Current income tax expense	(29,300)	-	(29,300)	-
Future income tax recovery	29,300	-	29,300	-
Loss on disposal of equipment	-	-	15,308	-
Issuance of equity instruments for services rendered (Note 7(a))	4,000	-	4,000	-
Stock-based compensation (Note 7(d))	17,443	-	51,390	-
Change in non-cash operating asset and liabilities (Note 9)	(434,961)	(593,295)	(575,882)	(390,251)

CASH FLOWS (USED IN) OPERATING ACTIVITIES	(21,948)	(395,483)	(334,367)	(132,268)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES -

Additions to property, plant and equipment	(40,290)	(43,938)	(262,142)	(44,135)
Increase to other assets	(2,833)	(19,274)	(10,847)	(26,231)
Proceeds from sale of equipment (Note 5)	-	-	12,630	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(43,123)	(63,212)	(260,359)	(70,366)

CASH FLOWS USED IN FINANCING ACTIVITIES -

Stock options exercised (Note 7(a))	69,000	-	69,000	-
Re-purchase of Common shares for cash	-	-	-	(21,292)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	69,000	-	69,000	(21,292)

CHANGE IN CASH AND CASH EQUIVALENTS	3,929	(458,695)	(525,726)	(223,926)

CASH AND CASH EQUIVALENTS,
Beginning of period	1,795,557	2,340,735	2,325,212	2,105,966

CASH AND CASH EQUIVALENTS,
End of period	$1,799,486	$1,882,040	$1,799,486	$1,882,040

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
 (Unaudited)
JUNE 30, 2010

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
The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at June 30, 2010, and the results of its operations and cash flows for the three  and six month periods ended June 30, 2010 and 2009.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION (continued)

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

.

2.	CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2010	2009
Cash	$798,508	$824,558
Short-term investments	1,000,978	1,500,654
	$1,799,486	$2,325,212

3.	INVENTORIES

	June 30,	December 31,
	2010	2009
Raw materials	$215,128	$182,123
Finished goods	117,050	113,531
Packaging materials	278,101	67,571
Work in process	76,924	357,836
	$687,203	$721,061

4.	PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

	June 30,	December 31,
	2010	2009
Prepaid operating expenses	$124,308	$161,140
Deposit on manufactured goods*	17,781	––
Interest receivable on investments	3,063	2,558
	$145,152	$163,698

* Deposit on manufactured goods relates to a deposit required upon the issuance of the order for manufacturing processes.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

5.	PROPERTY, PLANT AND EQUIPMENT

		June 30, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	161,690	456,564
Office equipment	43,302	40,729	2,573
Manufacturing equipment	1,440,904	549,850	891,054
Warehouse equipment	17,085	8,454	8,631
Packaging equipment	110,120	12,998	97,122
Computer equipment	136,809	115,155	21,654
	$2,456,474	$888,876	$1,567,598

During the six month period ended June 30, 2010, the Company disposed of $29,035 in assets from manufacturing equipment and recorded a reduction to accumulated amortization of $1,097 and ($15,308) to loss on disposal of equipment.

		December 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	146,236	472,018
Office equipment	43,302	40,338	2,964
Manufacturing equipment	1,219,490	522,959	696,531
Warehouse equipment	17,085	6,745	10,340
Packaging equipment	110,120	10,724	99,396
Computer equipment	125,116	106,069	19,047
	$2,223,367	$833,071	$1,390,296

6.	OTHER ASSETS

		June 30, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$133,640	$8,918	$124,722

		December 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$122,793	$8,240	$114,553

The Company currently has patents of $108,220 which are not being amortized as these patents are currently pending or have not been fully authorized.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK

(a)	Common Shares

During the three and six month periods ended June 30, 2010, 100,000 (2009 – nil) Common Shares were issued by the Company for options exercised by officers and employees of the Company for gross proceeds of $69,000.  The Company issued 5,000 Common Shares to consultants valued at $4,000 based on the fair market value, as payment for services rendered, which was charged to the statement of operations as selling, general and administrative expense.

Authorized – Unlimited Common shares with no par value

	Number of Shares	Amount
Balance, January 1, 2010	23,480,040	$8,183,638
Share transactions	––	––
Balance, March 31, 2010	23,480,040	8,183,638
Options exercised	100,000	69,000
Valuation allocation on exercise of stock options		34,791
Shares issued to consultants	5,000	4,000
Balance, June 30, 2010	23,585,040	$8,291,429

(b)	Paid-in Capital Options - Outstanding

Amount
Balance, January 1, 2010	$89,562
Expense recognized for options issued to employees/ directors	33,947
Balance, March 31, 2010	123,509
Valuation allocation on exercise of stock options	(34,792)
Expense recognized for options issued to employees/ directors	17,443
Balance, June 30, 2010	$106,160

(c)	Paid-in Capital Options - Expired

For the three and six month periods ended June 30, 2010 there were no changes to the paid-in capital options expired.

(d)	Stock Based Compensation

The Company’s stock based compensation program includes stock options in which some options vest based on continuous service while others vest based on performance conditions, such as profitability and sales goals. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant. For performance-based awards, compensation expense is recorded over the remaining service period when the Company determines that achievement is probable

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK (continued)

During the three month and six month periods ended June 30, 2010, there were no options granted (2009 – nil). Since share based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the three and six month periods ended June 30, 2010, the Company recorded $17,443 and $51,390, respectively (2009 – $nil) as compensation expense for options previously issued to directors, officers and employees based on continuous service.  This was recorded as selling, general and administrative expense.  The total number of options outstanding as at June 30, 2010 was 350,000 (December 31, 2009 – 105,000).

As at June 30, 2010, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2009 – 4,629,452).  The weighted average fair value of options expensed during the six month period ended June 30, 2010 was estimated at $0.94 (2009 - $nil).

8.	EARNINGS PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all dilutive warrants and stock options outstanding in the period would be used to repurchase the Company's shares at the average market price during the period, with the incremental number of shares being included in the denominator of the diluted earnings per share calculation. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive.

The following table sets forth the computation of earnings per share based on the treasury method:
For the periods ended June 30	For the Three Month Period		For the Six Month Period
	2010	2009	2010	2009
Numerator - net earnings available to common shareholders
Net earnings	$360,776	$164,694	$113,238	$189,871

Denominator - Weighted average # of Common Shares outstanding - basic	23,485,535	23,495,040	23,482,802	23,816,387

Dilutive effect of stock options	10,110	-	5,138	-

Repurchase of shares under treasury stock method	(7,894)	-	(4,369)	-

Denominator - Weighted average # of Common Shares outstanding - diluted	23,487,751	23,495,040	23,483,571	23,816,387

Earnings per share - basic	$0.02	$0.01	$0.00	$0.01

Earnings per share - diluted	$0.02	$0.01	$0.00	$0.01

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

9.	STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

	For the Three Month Period		For the Six Month Period
For the periods ended June 30	2010	2009	2010	2009
Accounts receivable	$(427,915)	$(358,891)	$(446,673)	$(127,772)
Inventories	(35,158)	(43,887)	33,858	(286,745)
Prepaids, deposits and sundry receivables	2,665	(39,835)	18,546	(146,119)
Taxes recoverable	11,528	9,718	1,501	6,560
Loan receivable	4	-	4	-
Accounts payable and accrued liabilities	12,698	(163,550)	(189,382)	161,724
Taxes payable	1,917	-	1,917	-
Deferred revenues	(700)	3,150	4,347	2,101
	$(434,961)	$(593,295)	$(575,882)	$(390,251)

Non-cash transactions for the three and six month periods ended June 30, 2010, for the purchase of manufacturing equipment were $NIL (2009 – $1,741). During the three and six month periods ended June 30, 2010 there was no interest or taxes paid (2009 – $nil).

10.	CONTINGENCIES AND COMMITMENTS

	(a)	Royalty Agreements

Royalty agreements were activated in November and December 2008 upon the signing of each of the European license agreements for sales of Uracyst® in the defined territories.  These agreements involved royalty payments to be paid to the consultants, who introduced the licensee to the Company.  The royalty payments being issued to consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received.  In addition, royalty payments to consultants were also based on 4 to 5% of the total sales of Uracyst® at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year.  Expenses recorded in regards to licensing and royalty fees for the three and six month periods ended June 30, 2010 were $44,177 and $45,004, respectively  (2009 - $10,959 and $43,020, respectively).  These amounts have been recorded as royalty expense in selling, general and administrative.

	(b)	Leases

The Company presently leases office and warehouse equipment under operating leases. For the three and six month periods ended June 30, 2010 the total expense related to leases was $1,274 and $2,548 (2009 - $1,274 and $2,548, respectively).   At June 30, 2010, the remaining future minimum lease payments under operating leases are $7,080 (December 31, 2009 - $9,629) due over the next two and a half years.

	(c)	Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a university in the United States.  This agreement was extended until January 2009, for additional research to be performed.  The program is on Bladder Urothelial research in interstitial cystitis and cost the Company US$265,300 over the period May 2005 to January 2009.  The Company has approved an extension until August 2010 for ongoing work in regards to this research. During the three month period ended June 30, 2010, no expense was recorded (2009 - $nil). During the six month period ended June 30, 2010, the Company has recorded $1,224 (2009 - $3,536) as research and development costs.

	(d)	Executive Termination Agreement

The Company’s President and Chief Executive Officer is the only officer who currently has an employment agreement with the Company with a change of control provision.  The agreement provides that in the event that the employment is terminated by the Company other than for cause, for good reason or within six months of a change of control of the Company, then the officer is an entitled to (i) a lump sum payment equal to $383,600 (based on current base salary), (ii) all outstanding and accrued regular and vacation pay and expenses and (iii) the immediate vesting of his options which shall continue to be available for exercise for a period of 30 days following the date of termination.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

11.	SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2010, the Company had two significant customers that represented 54% (one major wholesaler – 22%; and one international customer – 32%) of product sales (2009 - three significant customers that represented 57% (one major wholesaler – 21%; and two international customer – 15% and 21%). During the six month period ended June 30, 2010, the Company had two significant customers that represented 49% (one major wholesaler – 27%; and one international customers –22%) of product sales (2009 –  49%; three significant customers that represented (one major wholesaler – 21%; and two international customers – 12% and 16%).   The Company believes that its relationship with these customers is satisfactory.

12.	RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2010 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period.  Compensation under the new agreement has been recorded at $6,600 per month or $79,200 annually (2009 - $72,000).  For the three and six month periods ended June 30, 2010, the Company recorded and paid $19,800 and $39,000, respectively (2009 - $18,000 and $36,000, respectively) as selling, general and administrative costs.

13.	INCOME TAXES

The Company has non-capital loss carry-forwards at June 30, 2010 of approximately $2,343,400, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2010 and 2029.  The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,880,800.

The non-refundable portion of the tax credits as at June 30, 2010 was $335,000.  All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

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

15.           SEGMENTED INFORMATION

Revenue for the three and six month periods ended June 30 2010 and 2009 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

The Company is engaged in the sale of three lines of product:
	June 30
	Unaudited
	For the Three Month Period		For the Six Month Period
Product Sales	2010	2009	2010	2009
NeoVisc	44.6%	67.4%	51.5%	60.6%
Uracyst	18.7%	16.4%	21.4%	17.2%
BladderChek	1.1%	1.1%	1.1%	1.0%
Subtotal	64.4%	84.9%	74.0%	78.8%
Licensing & Royalty Fees	35.4%	14.9%	25.8%	21.0%
Other	0.2%	0.2%	0.2%	0.2%

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

15.	SEGMENTED INFORMATION (continued)

Royalty and licensing revenues for the three and six month periods ended June 30, 2010 and 2009 includes royalties earned during these periods, as well as license fee milestones.  Revenues earned are as follows:

	June 30
	Unaudited
	For the Three Month Period		For the Six Month Period
Product Sales	2010	2009	2010	2009
Domestic sales	$554,722	$503,794	$933,203	$845,570
International sales	254,767	409,186	423,916	610,733
Other revenues	2,263	1,146	4,143	2,242
Total Product Sales	$811,752	$914,126	$1,361,262	$1,458,545

Royalties & Licensing Revenues
Licensing fees	$403,792	$157,480	$403,792	$376,687
Royalty payments	40,267	2,688	68,634	11,578
Total Royalty & Licensing Revenues	$444,059	$160,168	$472,426	$388,265

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Italy, Lebanon, Malaysia, Kuwait, Romania, the United Arab Emirates and Turkey.  The continuing operations reflected in the statements of operations include the Company’s activities in these markets.

16.          FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business.  During the three and six month periods ended June 30, 2010, the Company had a foreign currency (gain) loss of ($4,765) and $15,475, respectively (2009 – ($19,128) and ($20,523), respectively).  These amounts have been included in selling, general and administrative expenses on the statement of operations.

17.          SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company has received from the United States Patent and Trademark office Notice of Issue of a Patent for its Uracyst® product.  Issuance of this patent triggers a milestone payment of US$1,300,000 from our USA based marketing and distribution partner.

Subsequent to June 30, 2010, the Company signed a license agreement for the distribution and sale of Uracyst® in Spain.  Under the terms of the agreement, Stellar will receive an upfront license fee in addition to a specified transfer price in exchange for the rights to an exclusive agreement for this territory.  The agreement has an initial five-year term with additional three year renewal periods.

Subsequent to June 30, 2010, the Company issued a total of 615,000 stock options to its directors and officers. The exercise price of these options has been set at $0.95, with quarterly vesting terms over a three year period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on August 4, 2010 and should be read in conjunction with the June 30, 2010 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

Stellar has developed and is marketing three products in Canada based on its core polysaccharide technology:
(i)	NeoVisc®, 3 injection treatment for osteoarthritis;
(ii)	NeoVisc® Single Dose, a single injection treatment for osteoarthritis; and
(iii)	Uracyst®; for the treatment of interstitial cystitis (IC)

Stellar also has acquired the exclusive Canadian marketing and distribution rights for:  NMP22® BladderChek® ("BladderChek"), a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer.  Stellar began selling BladderChek in Canada in October 2004.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people.  The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream allowing Stellar to fund its own in-house product development for future growth and stability.

Stellar currently has out-licensing agreements for NeoVisc and Uracyst in 58 countries.  For an overview of these out-licensing agreements refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2010

For the three month period ended June 30, 2010, total revenues from all sources increased by 16.9% to $1,255,800 compared to $1,074,300 for the same period in 2009.  This differential was impacted by licensing revenues of $403,800 for the quarter, compared to licensing revenues of $157,500 recorded for the same quarter in 2009.  During the second quarter of 2010, international sales were down by 37.7% due to a decline in NeoVisc sales related to the negative economic situation in Eastern Europe.  The situation is expected to improve in the second half of 2010, however the degree of improvement is difficult to project at this time. International Uracyst sales (including royalties) for the second quarter of 2010, increased by 41.8% over the same period of 2009 as our European licensees continue to increase market share.  Canadian sales for NeoVisc were basically unchanged for the quarter, which is viewed as a favourable result given the highly competitive Canadian viscosupplement market.  Uracyst sales were up 67.7% as continued positive results in treating GAG deficient cystitis are positively influencing this market.  BladderChek’s sales increased 19.0% for the quarter, which is an encouraging sign for future trends.

For the six month period ended June 30, 2010, total revenues from all sources decreased by 0.7% to $1,833,700 compared to $1,846,800 for the same period in 2009.  This decrease was mainly due to a weak first quarter performance in 2010, but the stronger second quarter recovered most of the decline.  During the six month period ended June 30, 2010, international sales (including royalties) were down by 30.6%, again driven by the decline in NeoVisc sales related to the negative economic situation in Eastern Europe. International Uracyst sales (including royalties) for the six month period ended June 30, 2010, increased by 43.6% over the same period of 2009.  Domestic sales for the first six months of 2010 were up 10.6% compared to the same period in 2009, with NeoVisc sales up 3.9%, Uracyst sales up 41.0% and BladderChek up 7.7%.

Solid growth for Uracyst in both the Canadian and international markets, combined with the revenues from licensing income, resulted in the Company showing a profit for the three month period ended June 30, 2010, of $360,800 and $113,200 for the year-to-date. The Company anticipates , although it can not be certain, that the second half of 2010 will continue these positive results.

Gross Profit and Cost of Sales

Gross profit for the second quarter of 2010 was $975,100 up 31.6% compared to a gross profit of $741,200 in the same period in 2009.  Gross profit for the six month period ending June 30, 2010 was $1,349,200 down 0.7%, compared to $1,358,800 for the same period in 2009.

For the three and six month periods ended June 30, 2010, cost of products sold, as a percentage of product sales, was 34.6% and 35.6%, respectively, compared to 36.4% and 33.5%, respectively, during the same periods in 2009.  These fluctuations in cost of sales are due to the change in ratio of Canadian market sales compared to international markets sales which generate lower gross margins.

Research and Development

Stellar continues to invest in the research of its products in Canada and in international markets.  In the three and six month periods ended June 30, 2010, the Company incurred $9,700 and $36,000, respectively, in research and development compared to $1,800 and $7,400, respectively, for the same period in 2009.  During 2010, the Company will continue its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production.  This work is an ongoing task allowing Stellar to improve its manufacturing processes while remaining competitive in the global market.

In 2010, Stellar continues to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis.  Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six month periods ended June 30, 2010 were up 5.3% and 1.7% to $592,600 and $1,160,500 respectively, compared to $562,900 and $1,141,000 respectively, for the same periods in 2009.  This increase for the six month period ended June 30, 2009, was mainly driven by $45,000 in royalty license fees paid out to consultants in regards to the European license agreements (2009 - $17,400). Stellar continues to pursue business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

Interest and Other Income

Interest and other income during the three and six month periods ended June 30, 2010 was $1,600 and $3,100, respectively (2009 - $1,900 and $6,900, respectively).  These amounts include interest received on short-term investments for both 2010 and 2009.  In 2010, interest earned on the Company’s short-term investments was an average of 0.37% compared to an average of 0.84% in 2009, resulting in a decrease in interest income in 2010.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
June 30, 2010	$1,255,800	$360,800	$0.02
March 31, 2010	577,900	(247,500)	(0.01)
December 31, 2009	907,600	23,200	0.00
September 30, 2009	826,900	25,900	0.00
June 30, 2009	1,074,300	164,700	0.01
March 31, 2009	772,500	25,200	0.00
December 31, 2008	903,000	196,000	0.00
September 30, 2008	481,100	(60,300)	0.00

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,799,500 at June 30, 2010 as compared with $2,325,200 at December 31, 2009.

At June 30, 2010, the Company did not have any outstanding indebtedness.

Although there can be no assurance, the Company expects to remain in a profitable status in 2010, thereby funding its future growth from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

Cash utilization during 2010 included (but was not limited to):

●	Capital expenditures in the amount of $262,100 related to property, plant and equipment; and

●	Capital expenditures of $10,800 related to patent filings

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

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value.  There are no other classes of shares issued.  During the three and six month periods ended June 30, 2010, the Company issued an aggregate of 105,000 Common Shares (2009 – nil).  100,000 (2009 – nil) Common Shares were issued by the Company for options exercised by officers and employees of the Company, while the remaining 5,000 Common Shares were issued to consultants as payment for services rendered.

As of the date of this report, the Company has 23,585,040 Common Shares issued and outstanding.

As of the date of this report, the Company had 942,500 Common Share options outstanding with an average exercise price of $0.93 per option.

SIGNIFICANT CUSTOMERS

During the six month period ended June 30, 2010, the Company had two significant customers that represented 49% (one major wholesaler – 27%; and one international customers – 22%) of product sales (2009 –  49%; three significant customers that represented (one major wholesaler – 21%; and two international customers – 12% and 16%).  The Company believes that its relationships with these customers are satisfactory.

OUTLOOK

As at August 4, 2010, the Company is debt free and had working capital of $3,040,700.  Management remains confident that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to those risk factors during the six months ended June 30, 2010.

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

Date: August 12, 2010