Form 10-Q
period 2010-09-30
STELLAR PHARMACEUTICALS INC
filed 2010-11-12
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding common shares, no par value, of the Registrant at: September 30, 2010: 23,585,040

STELLAR PHARMACEUTICALS INC.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

i

PART I –FINANCIAL STATEMENTS

ITEM 1.	CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.
BALANCE SHEETS
(Expressed in Canadian dollars)

	As at September 30, 2010	As at December 31, 2009
	(Unaudited)
ASSETS
CURRENT
Cash and cash equivalents (Note 2)	$3,274,412	$2,325,212
Accounts receivable, net of allowance of $nil (2009 - $nil)	608,513	293,565
Inventories (Note 3)	799,825	721,061
Taxes recoverable	5,998	1,501
Loan receivable	15,814	15,818
Prepaids, deposits and sundry receivables (Note 4)	125,000	163,698
Total current assets	4,829,562	3,520,855
PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	1,574,899	1,390,296
OTHER ASSETS (Note 6)	129,999	114,553
Total assets	$6,534,460	$5,025,704
LIABILITIES
CURRENT
Accounts payable	$134,847	$228,367
Accrued liabilities	91,173	175,637
Deferred revenues	4,473	2,890

Total current liabilities	230,493	406,894

CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited Non-voting, convertible, redeemable and retractable preferred shares with no par value

Unlimited Common shares with no par value

ISSUED (Note 7)
23,585,040 Common shares (December 31, 2009 – 23,480,040)	8,291,429	8,183,638
Additional Paid-in capital options - outstanding	172,849	89,562
Additional Paid-in capital options - expired	724,127	724,127
	9,188,405	8,997,327
DEFICIT	(2,884,438)	(4,378,517)
Total shareholders’ equity	6,303,967	4,618,810
Total liabilities and shareholders’ equity	$6,534,460	$5,025,704

See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND DEFICIT
 (Expressed in Canadian Dollars)
(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2010	2009	2010	2009
PRODUCT SALES (Note 15)	$690,881	$811,684	$2,052,144	$2,270,229
ROYALTY AND LICENSING REVENUES (Note 15)	1,546,044	15,233	2,018,472	403,498
TOTAL REVENUES FROM ALL SOURCES	2,236,925	826,917	4,070,616	2,673,727
COST OF PRODUCTS SOLD	235,334	275,710	719,809	763,744

GROSS PROFIT	2,001,591	551,207	3,350,807	1,909,983

EXPENSES
Selling, general and administrative (Notes 7(a), (d) and 12)	566,371	505,391	1,726,890	1,646,388
Research and development (Note 10 (c))	45,606	9,009	81,560	16,420
Amortization (non-manufacturing property, plant and equipment)	11,600	14,488	38,919	41,888
	623,577	528,888	1,847,369	1,704,696
INCOME FROM OPERATIONS	1,378,014	22,319	1,503,438	205,287
INTEREST AND OTHER INCOME	2,827	3,559	5,949	10,462
LOSS ON DISPOSAL OF EQUIPMENT (Note 5)	-	-	(15,308)	-

INCOME AND COMPREHENSIVE INCOME FOR THE PERIOD BEFORE INCOME TAXES	1,380,841	25,878	1,494,079	215,749
Current income tax expense (Note 13)	(421,300)	(10,100)	(435,100)	(18,200)
Future income tax recovery (Note 13)	421,300	10,100	435,100	18,200

NET INCOME AND COMPREHENSIVE INCOME FOR THE PERIOD	1,380,841	25,878	1,494,079	215,749
DEFICIT, beginning of period	(4,265,279)	(4,425,682)	(4,378,517)	(4,615,553)
DEFICIT, end of period	$(2,884,438)	$(4,399,804)	$(2,884,438)	$(4,399,804)
EARNINGS PER SHARE - basic (Note 8)	$0.06	$0.00	$0.06	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (Note 8)	23,585,040	23,493,736	23,517,256	23,505,241
EARNINGS PER SHARE - diluted (Note 8)	$0.06	$0.00	$0.06	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (Note 8)	23,594,579	23,493,736	23,518,390	23,505,241

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2010	2009	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES -

Net income for the period	$1,380,841	$25,878	$1,494,079	$215,749
Items not affecting cash
Amortization	21,474	15,770	79,053	83,885
Current income tax expense	(421,300)	(10,100)	(435,100)	(18,200)
Future income tax recovery	421,300	10,100	435,100	18,200
Loss on disposal of equipment	-	-	15,308	-
Issuance of equity instruments for services rendered (Note 7(a))	-	-	4,000	-
Stock-based compensation (Note 7(d))	66,689	-	118,079	-
Change in non-cash operating asset and liabilities (Note 9)	39,974	65,698	(535,908)	(322,815)

CASH FLOWS (USED IN) OPERATING ACTIVITIES	1,508,978	107,346	1,174,611	(23,181)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES -

Additions to property, plant and equipment	(28,052)	(66,899)	(290,194)	(112,776)
Increase to other assets	(6,000)	-	(16,847)	(26,231)
Proceeds from sale of equipment (Note 5)	-	-	12,630	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(34,052)	(66,899)	(294,411)	(139,007)

CASH FLOWS USED IN FINANCING ACTIVITIES -

Stock options exercised (Note 7(a))	-	-	69,000	-
Re-purchase of Common shares for cash	-	(9,293)	-	(30,584)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	-	(9,293)	69,000	(30,584)

CHANGE IN CASH AND CASH EQUIVALENTS	1,474,926	31,154	949,200	(192,772)

CASH AND CASH EQUIVALENTS
Beginning of period	1,799,486	1,882,040	2,325,212	2,105,966

CASH AND CASH EQUIVALENTS,
End of period	$3,274,412	$1,913,194	$3,274,412	$1,913,194

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
 (Unaudited)
SEPTEMBER 30, 2010

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments), which are necessary to present fairly the financial position of the Company as at September 30, 2010, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2010 and 2009.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

2.	CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2010	2009
Cash	$1,975,530	$824,558
Short-term investments	1,298,882	1,500,654
	$3,274,412	$2,325,212

3.	INVENTORIES

	September 30,	December 31,
	2010	2009
Raw materials	$196,504	$182,123
Finished goods	140,542	113,531
Packaging materials	95,017	67,571
Work in process	367,762	357,836
	$799,825	$721,061

4.	PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

	September 30,	December 31,
	2010	2009
Prepaid operating expenses	$121,513	$161,140
Interest receivable on investments	3,487	2,558
	$125,000	$163,698

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

5.	PROPERTY, PLANT AND EQUIPMENT

		September 30, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	169,420	448,834
Office equipment	44,308	40,958	3,350
Manufacturing equipment	1,467,004	558,687	908,317
Warehouse equipment	17,085	9,308	7,777
Packaging equipment	110,120	14,036	96,084
Computer equipment	137,755	117,220	20,535
	$2,484,526	$909,629	$1,574,897

During the nine month period ended September, 2010, the Company disposed of $29,035 in assets from manufacturing equipment and recorded a reduction to accumulated amortization of $1,097 and ($15,308) to loss on disposal of equipment.

		December 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	146,236	472,018
Office equipment	43,302	40,338	2,964
Manufacturing equipment	1,219,490	522,959	696,531
Warehouse equipment	17,085	6,745	10,340
Packaging equipment	110,120	10,724	99,396
Computer equipment	125,116	106,069	19,047
	$2,223,367	$833,071	$1,390,296

6.	OTHER ASSETS

		September 30, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$139,641	$9,642	$129,999

		December 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$122,793	$8,240	$114,553

The Company currently has patents of $74,587 which are not being amortized as these patents are currently pending or have not been fully authorized.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK

(a)
Common Shares

During the nine month period ended September 30, 2010, 100,000 (2009 – nil) Common Shares were issued by the Company for options exercised by officers and employees of the Company for gross proceeds of $69,000.  The Company issued 5,000 Common Shares to consultants valued at $4,000 based on the fair market value, as payment for services rendered, which was charged to the statement of operations as selling, general and administrative expense.

Authorized – Unlimited Common shares with no par value

	Number of Shares	Amount
Balance, January 1, 2010	23,480,040	$8,183,638
Share transactions	––	––
Balance, March 31, 2010	23,480,040	8,183,638
Options exercised	100,000	69,000
Valuation allocation on exercise of stock options	––	34,791
Shares issued to consultants	5,000	4,000
Balance, June 30 and September 30, 2010	23,585,040	$8,291,429

(b)	Paid-in Capital Options - Outstanding

Amount
Balance, January 1, 2010	$89,562
Expense recognized for options issued to employees/ directors	33,947
Balance, March 31, 2010	123,509
Valuation allocation on exercise of stock options	(34,792)
Expense recognized for options issued to employees/ directors	17,443
Balance, June 30, 2010	106,160
Expense recognized for options issued to employees/ directors	66,689
Balance, September 30, 2010	$172,849

(c)	Paid-in Capital Options - Expired For the three and nine month periods ended September 30, 2010 there were no changes to the paid-in capital options expired.

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

During the three month and nine month periods ended September 30, 2010, the Company issued a total of 615,000 (2009 – nil) stock options to its directors and officers. The exercise price of these options has been set at $0.95, with quarterly vesting terms over a three year period. Since share based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the three and nine month periods ended September 30, 2010, the Company recorded $66,689 and $118,079, respectively (2009 – $nil) as compensation expense for options previously issued to directors, officers and employees based on continuous service.  This was recorded as selling, general and administrative expense.  The total number of options outstanding as at September 30, 2010 was 942,500 (December 31, 2009 – 460,000).  The total number of options exercisable as at September 30, 2010 was 263,750 (December 2009 – 202,500)

As at September 30, 2010, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2009 – 4,629,452).  The weighted average fair value of options expensed during the nine month period ended September 30, 2010 was estimated at $0.93 (2009 - $nil).

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

The following table sets forth the computation of earnings per share based on the treasury method:

	For the Three Month Period		For the Nine Month Period
For the periods ended September 30	2010	2009	2010	2009
Numerator - net earnings available to common shareholders Net earnings	$1,380,841	$25,878	$1,494,079	$215,749
Denominator - Weighted average # of Common Shares outstanding - basic	23,585,040	23,493,736	23,517,256	23,505,241
Dilutive effect of stock options	263,750	-	263,750	-
Repurchase of shares under treasury stock method	(254,211)	-	(262,616)	-
Denominator - Weighted average # of Common Shares outstanding - diluted	23,594,579	23,493,736	23,518,390	23,505,241
Earnings per share - basic	$0.06	$0.00	$0.06	$0.01
Earnings per share - diluted	$0.06	$0.00	$0.06	$0.01

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

9.	STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

	For the Three Month Period		For the Nine Month Period
For the periods ended September 30	2010	2009	2010	2009
Accounts receivable	$131,725	$300,144	$(314,948)	$172,372
Inventories	(112,622)	69,260	(78,764)	(217,487)
Prepaids, deposits and sundry receivables	20,152	49,223	38,698	(96,896)
Taxes recoverable	(5,998)	(10,262)	(4,497)	(3,702)
Loan receivable	-	-	4	-
Accounts payable and accrued liabilities	11,398	(347,714)	(177,984)	(184,250)
Taxes payable	(1,917)	-	-	-
Deferred revenues	(2,764)	5,047	1,583	7,148
	$39,974	$65,698	$(535,908)	$(322,815)

Non-cash transactions for the three and nine month periods ended September 30, 2010, for the purchase of manufacturing equipment were $nil (2009 – $15,07l). During the three and nine month periods ended September 30, 2010 there was no interest or taxes paid (2009 – $nil).

10.	CONTINGENCIES AND COMMITMENTS

(a)
Royalty Agreements

Royalty agreements were activated in November and December 2008 upon the signing of each of the European license agreements for sales of Uracyst® in the defined territories.  These agreements involved royalty payments to be paid to the consultants, who introduced the licensee to the Company.  The royalty payments being issued to consultants included 10% of the upfront fees received from the licensee and 10% to 50% of any future milestone payments received.  In addition, royalty payments to consultants were also based on 4 to 5% of the total sales of Uracyst® at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year.  Expenses recorded in regards to licensing and royalty fees for the three and nine month periods ended September 30, 2010 were $21,006 and $66,010, respectively  (2009 - $7,854 and $50,875, respectively).  These amounts have been recorded as royalty expense in selling, general and administrative.

(b)
Leases

The Company presently leases office and warehouse equipment under operating leases. For the three and nine month periods ended September 30, 2010 the total expense related to leases was $949 and $3,497 (2009 - $1,274 and $3,822, respectively).   At September 30, 2010, the remaining future minimum lease payments under operating leases are $6,132 (December 31, 2009 - $9,629) due over the next two years.

(c)
Consulting Agreements

In May 2005, the Company entered into a research and development agreement with a university in the United States.  This agreement was extended until January 2009, for additional research to be performed.  The program is on Bladder Urothelial research in interstitial cystitis and cost the Company $333,790 over the period May 2005 to January 2009.  For the three and nine month periods ended September 30, 2010, the Company recorded $1,224 and $12,999, respectively (2009 - $3,536 and $3,356, respectively) to research and development expense.

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

11.
SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2010, the Company had two significant customers that represented 72% (one major wholesaler – 12%; and one international customer – 60%) of revenues (2009 - three significant customers that represented 60% (one major wholesaler – 24%; and two international customer – 23% and 13%). During the nine month period ended September 30, 2010, the Company had three significant customers that represented 64% (one major wholesaler – 19%; and two international customers –33% and 12%) of revenues (2009 –  48%; three significant customers that represented (one major wholesaler – 22%; and two international customers – 15% and 11%).   The Company believes that its relationships with these customers are satisfactory.

12.
RELATED PARTY TRANSACTIONS

The Company amended a fiscal advisory and consulting agreement in February 2010 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period.  Compensation under the new agreement has been recorded at $6,600 per month or $79,200 annually (2009 - $72,000).  For the three and nine month periods ended September 30, 2010, the Company recorded and paid $19,800 and $58,800, respectively (2009 - $18,000 and $54,000, respectively) as selling, general and administrative costs.

13.
INCOME TAXES

The Company has non-capital loss carry-forwards at September 30, 2010 of approximately $1,088,300, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2010 and 2029.  The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,880,800.

The non-refundable portion of the tax credits as at September 30, 2010 was $335,000.  All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

During the three and nine month periods ended September 30, 2010, the Company recognized a future income tax recovery of $421,300 and $435,100 (2009 - $10,100 and $18,200) as the Company used its non-capital loss carry forwards to offset its current income tax expense.

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

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company is currently evaluating the impact on its financial statements.

15.
SEGMENTED INFORMATION

Revenue for the three and nine month periods ended September 30, 2010 and 2009 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

The Company is engaged in the sale of three lines of product:

	September 30
	Unaudited
	For the Three Month Period		For the Nine Month Period
Product Sales	2010	2009	2010	2009
NeoVisc	17.7%	69.7%	32.9%	63.4%
Uracyst	12.6%	27.8%	16.6%	20.5%
BladderChek	0.5%	0.5%	0.8%	0.8%
Subtotal	30.8%	98.0%	50.3%	84.7%
Licensing & Royalty Fees	69.1%	1.8%	49.5%	15.1%
Other	0.1%	0.2%	0.2%	0.2%

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

15.
SEGMENTED INFORMATION (continued)

Royalty and licensing revenues for the three and nine month periods ended September 30, 2010 and 2009 includes royalties earned during these periods, as well as license fee milestones.  Revenues earned are as follows:

	September 30 Unaudited
	For the Three Month Period		For the Nine Month Period
Product Sales	2010	2009	2010	2009
Domestic sales	$448,932	$405,172	$1,382,135	$1,250,742
International sales	239,814	405,512	663,730	1,016,245
Other revenues	2,135	1,000	6,279	3,242
Total Product Sales	$690,881	$811,684	$2,052,144	$2,270,229

Royalties & Licensing Revenues
Licensing fees	$1,446,168	$-	$1,849,960	$376,687
Royalty payments	99,376	15,233	168,512	26,811
Total Royalty & Licensing Revenues	$1,546,044	$15,233	$2,018,472	$403,498

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Italy, Germany, Kuwait, Lebanon, Malaysia, Portugal, Romania, Spain, the United Arab Emirates and Turkey.  The continuing operations reflected in the statements of operations include the Company’s activities in these markets.

16.
FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business.  During the three and nine month periods ended September 30, 2010, the Company had a foreign currency (gain) loss of ($12,015) and $3,461, respectively (2009 – $20,200 and $41,723, respectively).  These amounts have been included in selling, general and administrative expenses on the statement of operations.

17.
SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company completed a non-brokered private placement consisting of 1,000,000 units of the Company ("Units") at a price of US$1.00 per Unit for gross proceeds of US$1,000,000.  Each Unit consists of one Common Share and one-half of a Series 1 Warrant, one-half of a Series 2 Warrant and one-half of a Series 3 Warrant.  Each whole Series 1 Warrant entitles the holder to acquire one Common Share during a period of 18 months from the Closing Date at an exercise price of US$1.50, subject to adjustment as set forth in the Series 1 Warrant.  Each whole Series 2 Warrant entitles the holder to acquire one Common Share during a period of 18 months from the Closing Date at an exercise price of $2.00, subject to adjustment as set forth in the Series 2 Warrant.  Each whole Series 3 Warrant entitles the holder to acquire one Common Share during a period of 18 months from the Closing Date at an exercise price of $2.50, subject to adjustment as set forth in the Series 3 Warrant.  In establishing the pricing for the Units, the market price of the Common Shares in effect at the time of the private placement negotiations was considered. The Company granted customary registration rights with respect to the Common Shares covered by the Units.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

17.
SUBSEQUENT EVENTS (continued)

Subsequent to September 30, 2010, the Company announced that its U.S. licensee, has verbally informed the Company that its preliminary analysis of data from a recently completed placebo controlled pilot study using the Company’s Uracyst® product to treat interstitial cystitis/ painful bladder syndrome ("IC/PBS") did not meet statistical significance in its primary endpoints and, as a result, the company has elected not to proceed with Uracyst for the United States market.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on November 11, 2010 and should be read in conjunction with the September 30, 2010 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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
(ii)	NeoVisc® Single Dose, a single injection treatment for osteoarthritis: and
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

RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010

For the three month period ended September 30, 2010, total operating revenues from all sources increased by 170.5% to $2,236,900 compared to $826,900 for the same period in 2009.  This differential was impacted by milestone revenue from Watson Pharma, Inc of $1,345,200 (US$1,300,000) related to the issuance of the Company’s Uracyst high dose patent in the USA. During the third quarter of 2010, international NeoVisc sales were down by 78.1% directly related to the negative economic situation in Eastern Europe.  This situation is not expected to improve in the next quarter, however, it is difficult to provide accurate projections at this time. International Uracyst sales (including royalties) for the third quarter of 2010, increased by 78.3% over the same period of 2009 as our European licensees continue to increase market share.  Canadian sales for NeoVisc were up 7.3%, as an improved marketing focus has had favourable results in this highly competitive Canadian viscosupplement market.  Canadian Uracyst sales were up 17.1% for the quarter, as continued positive results in treating GAG deficient cystitis are positively influencing this market.  BladderChek sales increased 182.7% for the quarter, which is an encouraging sign for its future potential.

For the nine month period ended September 30, 2010, total operating revenues from all sources increased by 52.2% to $4,070,600 compared to $2,673,700 for the same period in 2009.  This increase primarily attributed to the milestone payment of US$1,300,000 received from Watson Pharma, Inc.  During the nine month period ended September 30, 2010, total international sales (including royalties) were down by 20.2%, driven by the decline in NeoVisc sales related to the negative economic situation in Eastern Europe.  International Uracyst sales (including royalties) for the nine month period ended September 30, 2010, increased by 60.4% over the same period of 2009.  Canadian sales for the nine month period of 2010 were up 10.8% compared to the same period in 2009, with NeoVisc sales up 5.0%, Uracyst sales up 32.5% and BladderChek up 38.5%.

Solid growth for all products in the Canadian market, as well as strong growth for Uracyst in international markets, combined with the revenues from a milestone payment, resulted in the Company showing a profit for the three month period ended September 30, 2010, of $1,380,800 and $1,494,100 for the year-to-date.  Considering the non-cash expenses of $157,000 incurred year to date, we are quite pleased with our progress given the slow economic recovery in many key markets.

Gross Profit and Cost of Sales

Gross profit for the third quarter of 2010 was $2,001,600 up 263.1% compared to a gross profit of $551,200 in the same period in 2009.  Gross profit for the nine month period ending September 30, 2010 was $3,350,800 up 75.4%, compared to $1,910,000, for the same period in 2009.

For the three and nine month periods ended September 30, 2010, cost of products sold, as a percentage of product sales, was 34.1% and 35.1%, respectively, compared to 34.0% and 33.6%, respectively, during the same periods in 2009.  These fluctuations in cost of sales are due to the change in ratio of Canadian market sales compared to international markets sales, which generate lower gross margins.

Research and Development

Stellar continues to invest in research of its products in Canada and in international markets.  In the three and nine month periods ended September 30, 2010, the Company incurred $45,600 and $81,600, respectively, in research and development compared to $9,000 and $16,400, respectively, for the same period in 2009.  During 2010, the Company will continue its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production.  This work is an ongoing task allowing Stellar to improve its manufacturing processes and remain competitive in the global market. Stellar continues to work with Dr. Robert Hurst from the University of Oklahoma on Uracyst and its treatment of GAG deficient cystitis.  Although there can be no assurance, Dr. Hurst’s work is expected to further enhance Uracyst treatment of this bladder defect.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2010 were up 12.1% and 4.9% to $566,400 and $1,726,900 respectively, compared to $505,400 and $1,646,400 respectively, for the same periods in 2009.  This increase for the three month period ended September 30, 2010, was mainly driven by $66,700 in compensation expense related to options granted to directors, officers and employee’s (2009 - $nil). Stellar continues to pursue business development activities by out-licensing Stellar’s current products in other international markets, in-licensing new products for the Stellar’s existing markets and developing additional products.

Interest and Other Income

Interest and other income during the three and nine month periods ended September 30, 2010 was $2,800 and $5,900, respectively (2009 - $3,600 and $10,500, respectively).  These amounts include interest received on short-term investments for both 2010 and 2009.  In 2010, interest earned on its short-term investments was an average of 0.35% compared to an average of 0.69% in 2009, resulting in a decrease in interest income in 2010.

SUMMARY OF QUARTERLY RESULTS

		Net Income	Earnings (Loss)
Quarter Ended	Revenues	(Loss)	Per Share
September 30, 2010	$2,236,925	$1,380,841	$0.06
June 30, 2010	1,255,800	360,800	0.02
March 31, 2010	577,900	(247,500)	(0.01)
December 31, 2009	907,600	23,200	0.00
September 30, 2009	826,900	25,900	0.00
June 30, 2009	1,074,300	164,700	0.01
March 31, 2009	772,500	25,200	0.00
December 31, 2008	903,000	196,000	0.00

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,274,400 at September 30, 2010 as compared with $2,325,200 at December 31, 2009.

At September 30, 2010, the Company did not have any outstanding indebtedness.

Although there can be no assurance, the Company expects to remain profitable for the remainder of 2010, thereby funding its ongoing operations from the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

Cash utilization during 2010 included but not limited to the following capital expenditures:

●	Capital expenditures in the amount of $290,200 related to property, plant and equipment; and

●	Capital expenditures of $16,800 related to patent filings

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

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2010 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and his spouse) for, among other things, services to be provided for a one year period.  Compensation under the new agreement has been recorded at $6,600 per month or $79,200 annually (2009 - $72,000).  For the three and nine month periods ended September 30, 2010, the Company recorded and paid $19,800 and $58,800, respectively (2009 - $18,000 and $54,000, respectively) as selling, general and administrative costs.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value.  There are no other classes of shares issued.  During the three and nine month periods ended September 30, 2010, the Company issued an aggregate of 105,000 Common Shares (2009 – nil).  100,000 (2009 – nil) Common Shares were issued by the Company for options exercised by officers and employees of the Company, while the remaining 5,000 Common Shares were issued to consultants as payment for services rendered.

During the three month and nine month periods ended September 30, 2010, the Company issued a total of 615,000 (2009 – nil) stock options to its directors and officers. The exercise price of these options has been set at $0.95, with quarterly vesting terms over a three year period.

As of the date of this report, the Company has 24,585,040 Common Shares issued and outstanding.

As of the date of this report, the Company had 942,500 Common Share options outstanding with an average exercise price of $0.93 per option.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2010, the Company had two significant customers that represented 72% (one major wholesaler – 12%; and one international customer – 60%) of revenues (2009 - three significant customers that represented 60% (one major wholesaler – 24%; and two international customer – 23% and 13%). During the nine month period ended September 30, 2010, the Company had three significant customers that represented 64% (one major wholesaler – 19%; and two international customers –33% and 12%) of revenues (2009 –  48%; three significant customers that represented (one major wholesaler – 22%; and two international customers – 15% and 11%).   The Company believes that its relationships with these customers are satisfactory.

OUTLOOK

As at November 1, 2010, the Company is debt free and had working capital of $5,473,100.  The Company believes, although there can be no assurance, that it can continue to fund its ongoing operations from several sources, including the sale of its products, milestone payments and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to those risk factors during the nine months ended September 30, 2010.

SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company completed a non-brokered private placement consisting of 1,000,000 units of the Company ("Units") at a price of US$1.00 per Unit for gross proceeds of US$1,000,000.  Each Unit consists of one Common Share and one-half of a Series 1 Warrant, one-half of a Series 2 Warrant and one-half of a Series 3 Warrant.  Each whole Series 1 Warrant entitles the holder to acquire one Common Share during a period of 18 months from the Closing Date at an exercise price of US$1.50, subject to adjustment as set forth in the Series 1 Warrant.  Each whole Series 2 Warrant entitles the holder to acquire one Common Share during a period of 18 months from the Closing Date at an exercise price of $2.00, subject to adjustment as set forth in the Series 2 Warrant.  Each whole Series 3 Warrant entitles the holder to acquire one Common Share during a period of 18 months from the Closing Date at an exercise price of $2.50, subject to adjustment as set forth in the Series 3 Warrant.  In establishing the pricing for the Units, the market price of the Common Shares in effect at the time of the private placement negotiations was considered. The Company granted customary registration rights with respect to the Common Shares covered by the Units.

Subsequent to September 30, 2010, the Company announced that its U.S. licensee, has verbally informed the Company that its preliminary analysis of data from a recently completed placebo controlled pilot study using the Company’s Uracyst® product to treat interstitial cystitis/ painful bladder syndrome ("IC/PBS") did not meet statistical significance in its primary endpoints and, as a result, the company has elected not to proceed with Uracyst for the United States market.

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

Date: November 11, 2010