Form 10-K/A
period 2009-12-31
STELLAR PHARMACEUTICALS INC
filed 2011-01-13
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Stellar Pharmaceuticals Inc.
(Exact name of registrant as in its charter)

Ontario, Canada	000-31198	Not applicable
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

544 Egerton St, London, Ontario Canada, N5W 3Z8
(Address of principal executive offices)

(519) 434-1540
Registrant’s telephone number including area code: 610-767-3875

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

As of March 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of such date, was $14,055,480(Cdn.).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

On December 31, 2009, 23,480,040 shares of the registrant’s common stock were issued and outstanding.

Explanatory Note

This Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 30, 2010 (the "Original Filing"), is filed in response to comments set forth in a letter dated December 13, 2010 received by the Company from the United States Securities and Exchange Commission (the "SEC").  In response to such comments, we are advising the reader of the removal of the independent auditors report for Deloitte & Touche as submitted in the Original Filing.

Except as otherwise expressly set forth herein, all of the information in this Form 10-K/A is as of March 30, 2010, the date the Corporation filed the Original Filing with the SEC.  This Form 10-K/A continues to speak as of the date of the Original Filing and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than this amendment.

This Form 10-K/A is filed solely to provide an amendment for the exclusion of the report of the Company’s independent auditor Deloitte & Touche which was included in the Original Filing.  All other information contained in the Original Filing is unchanged.

Item 13.       Exhibits and Reports on Form 8-K.

(a)           Exhibits

Exhibit No.	Description of Exhibit	Sequential Page Number
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stellar Pharmaceuticals Inc.

Date: January 12, 2011	By:	/s/ ARNOLD TENNEY
	Name:	Arnold Tenney
	Title:	Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 12, 2011	By:	/s/ ARNOLD TENNEY
	Name:	Arnold Tenney
	Title:	Chairman of the Board

Date: January 12, 2011	By:	/s/ PETER RIEHL
	Name:	Peter Riehl
	Title:	Chief Executive Officer

Date: January 12, 2011	By:	/s/ JOHN J. KIME
	Name:	John J. Kime
	Title:	Director

Date: January 12, 2011	By:	/s/ JOHN M. GREGORY
	Name:	John M. Gregory
	Title:	Director

Date: January 12, 2011	By:	/s/ F. MARTY THRASHER
	Name:	F. Marty Thrasher
	Title:	Director

Date: January 12, 2011	By:	/s/ STEVEN H. GOLDMAN
	Name:	Steven H. Goldman
	Title:	Director

Date: January 12, 2011	By:	/s/ JANICE M. CLARKE
	Name:	Janice M. Clarke
	Title:	Chief Financial Officer/ Principle Accounting Officer