Form 10-K
period 2010-12-31
STELLAR PHARMACEUTICALS INC
filed 2011-04-01
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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
———————

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, no par value per
(Title of Class)

———————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the OTC Bulletin Board, as of the last business day of the registrant's most recently completed fourth fiscal quarter was $9,639,942.

On December 31, 2010, 24,585,040 Common Shares were issued and outstanding.

General

In this annual report, “Stellar” and the “Company” refer to Stellar Pharmaceuticals Inc., an Ontario, Canada corporation. All dollar amounts in this annual report are stated in Canadian Dollars unless stated otherwise. Certain terms used in this annual report are defined below in the section entitled “Glossary.” NeoVisc® and Uracyst® are trademarks owned by Stellar and are the subject of trademarks registrations in certain jurisdictions.  References to other products in this annual report are owned by third parties and certain of such other products have been trademarked and are the subject of trademark registrations in certain jurisdictions.

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

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, any of which could cause actual results to vary materially from current results or the Company's anticipated future results. The Company assumes no responsibility to update the information contained herein.

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 30, 2011, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $1.0295 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2010 and 2009.

	Years ended December 31,
	2010	2009
At End of Year	0.9946	0.9555
Average	0.9708	0.8760
High	0.9950	0.9484
Low	0.9462	0.7908

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Stellar was incorporated under the Business Corporation Act (Ontario) on November 14, 1994. The Company’s registered office and executive offices are located at 544 Egerton Street, London, Ontario, Canada N5W 3Z8. The Company’s telephone number is (519) 434-1540, its facsimile number is (519) 434-4382 and its e-mail address is stellar@stellarpharma.com.

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

Stellar markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of its products in over 58 countries. The Company’s focus on product development continues to be two- fold, utilizing in-licensing and out-licensing for immediate impact on its revenue stream. These activities enable Stellar to fund its own in-house product development for future growth and stability. Stellar, through its out-licensing partners, conducts clinical trials where necessary, to obtain the required regulatory approvals for its products in international markets.

During the twelve-month period ended December 31, 2010, the Company signed three new license agreements for Germany and Austria, Portugal and Spain, continuing to expand its penetration into global markets. As provided in these agreements, the Company received $504,761 in non-recurring, non-refundable license fees, which were recognized as income in 2010. In addition to the foregoing upfront payments made to the Company, these agreements  provide Stellar with ongoing royalty streams from future sales of Uracyst in these European markets.   The principal terms of these license agreements are as follows:

Licensee	Agreement Date	Territory	Agreement Term
CPH Companhia Portuguesa Higiene	May 2010	Portugal	5 years +
medac GmbH	May 2010	Germany, Austria	5 years +
Laboratorios Inibsa, S.A	July 2010	Spain	5 years ++
_________
+           Extensions of 3 years apply to these contracts.
++         Extension of 2 years applies to this contract.

In May 2009, the Company entered into license and supply agreements with Sigmar Italia S.p.a for marketing Uracyst in Italy.  In October 2009, the Company entered into licensing and supply agreements with Jeilmedix Pharmacutical Co.for marketing Uracyst in South Korea.  In 2010, upon the receipt of approval of Uracyst by the Korean Food and Drug Administration (KFDA), the Company recorded $1,140 in licensing fees.

In October 2008, the Company entered into license and supply agreements with EIP Eczacibasi for marketing Uracyst in Turkey.  In December 2008, the Company entered into licensing and supply agreements with Galen Limited, for marketing Uracyst in United Kingdom and Ireland, Vitaflo Scandinavia AB, for marketing Uracyst in Denmark, Finland, Iceland, Norway and Sweden, and EuroCept for marketing of Uracyst in Belgium, Luxembourg and Netherlands.

In November 2007, the Company entered into license and supply agreements with Torrex Chiesi Pharma GmbH ("Torrex Chiesi"), whereby Torrex Chiesi was granted the exclusive rights and license to use NeoVisc methods and technical know-how for the purposes of developing, marketing and selling NeoVisc in Eastern Europe.  The territory covered by the agreements includes Austria, Czech Republic, Slovakia, Croatia, Serbia, Montenegro, Macedonia, Bosnia, Herzegovina, Poland, Hungary, Russia and the Commonwealth of Independent States. The agreements provide for an initial term of five years.  Due to unfavorable European product pricing conditions, the Company was advised by Torrex Chiesi in January 2011 that Torrex Chiesi was considering whether to terminate the agreements.  As an alternative to the termination of the agreements, the Company submitted a product pricing proposal to Torrex Chiesi.  The product pricing proposal is under review by Torrex Chiesi.  There can be no assurance that Torrex Chiesi will accept the product pricing proposal in lieu of terminating the agreements.  Sales of NeoVisc under the Company’s agreements with Torrex Chiesi accounted for approximately 4.4% of worldwide NeoVisc sales in 2010, and approximately 19.2% of worldwide NeoVisc sales in 2009.

In December 2006, the Company entered into license and supply agreements with Watson Pharma, Inc. ("Watson"), whereby Watson was granted the exclusive rights and license to use the Uracyst methods and technical know-how for the purposes of developing, marketing and selling Uracyst products in the United States.  The agreements provide for an initial term of 15 years.  The Company upon the signing of the agreements received an upfront payment from Watson.  The agreements further provide for milestone payments and, once approved for sale in the United States, royalties from sales of Uracyst products in the United States.  In September 2010, the Company received a non-recurring, non-refundable milestone payment of $1,345,200 from Watson as a result of the issuance by the U.S. Patent and Trademark Office of a patent covering the Company’s high dose Uracyst product.  In November 2010, Watson issued a press release stating that, based on the results of a U.S. pilot test study evaluating Uracyst, Watson did not plan to allocate any additional resources to further pursue the Uracyst product development program.  The Company and Watson are engaged in discussions seeking to effect a termination of the agreements.  There can be no assurance that the Company and Watson will reach agreement to terminate the agreements.  Further, if the Company does terminate its relationship with Watson, there can be no assurance that the Company will secure a replacement product development sponsor for Uracyst products in the United States.

In July 2006, the Company entered into a licensing agreement with Bio-technic Romania SRL for NeoVisc in Romania.  Sales in this territory had shown solid growth up to 2009, however in 2010 sales declined due to the overall European market conditions. The term of this agreement has been extended until June 2014.

In December 2005, the Company also entered into a five year license agreement with Megapharm Ltd for the sale of Uracyst in Israel. The Company has not renewed this license agreement due to approval of the reimbursement formulary for Uracyst not having been obtained. The Company is currently looking for a new licensee for the Israeli market.

In September 2005, the Company entered into a licensing agreement with Shanghai Ya Jun Medical for the sale of Uracyst in China.  The Company has not renewed this license agreement due to the approval of the Chinese regulatory body not having been obtained.  The Company is currently in discussions with a new licensee for the Chinese market, however there can be no assurance that these discussions will result in the signing of a licensing agreement.

In August 2005, the Company entered into a distribution agreement with Technimed (Hokayem & Co.) for the sale of NeoVisc in Lebanon.  Although, sales recorded for Technimed continue to be a small portion of the international revenues, year over year sales continue to increase. The term of this agreement has been extended until July 2011.

In June 2004, the Company signed a NeoVisc license agreement with Triptibumis Sdn. Bhd. ("Triptibumis") for the sale of NeoVisc in Malaysia, Singapore and Brunei.  Triptibumis has effected sales of NeoVisc in this small, competitive market. New areas of the territory, such as, Jordan, however, have been slow in receiving regulatory approval.  Although it was expected that some of these territories would receive approval in the first half of 2008, to date no such approvals have occurred.  The Company is uncertain at this time as to when such regulatory approval will occur. The term of this agreement has been extended until June 2013.

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

 “Uracyst” - A sterile 2.0% sodium chondroitin sulfate solution. Uracyst products are the Company’s proprietary treatments for certain forms of GAG deficient cystitis such as IC and other non-common cystitis. The products are instilled by catheter directly into a patient’s bladder.

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

Competition Generally

The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology. Stellar believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. Many of Stellar competitors have substantially greater resources than the Company. There can be no assurance that the Company will continue to be able to compete with such companies or that developments by others will not render the Company’s products or technologies non-competitive or obsolete. In order to maintain and improve its position in the industry, the Company must continue to enhance its current products, develop or acquire new products and product extensions and implement a comprehensive international sales and distribution marketing strategy. The Company’s competition comes from a variety of sources, including companies, which target all, or a portion of the Company’s current product offerings. See “– Products and Markets.” Also, many current and potential competitors of the Company may have greater name and brand recognition and more extensive customer bases that could be leveraged to gain market share to the Company’s detriment. In addition, competitors may be able to complete the regulatory approval process sooner than the Company, and therefore market their products earlier than the Company can market certain of its products. If the Company is not able to compete effectively against current and future competitors, such failure may result in fewer customer orders, reduced gross margins and profitability and loss of market share, any of which would materially adversely affect the Company.

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

Products and Markets

Stellar has developed and currently markets the following three medical products: (i) NeoVisc, (ii) NeoVisc Single Dose and (iii) Uracyst. Each of these products is presently approved for use in Canada and NeoVisc (three dose only) and Uracyst have their CE Mark approval for the European Community. In the past, Stellar has relied on Canadian revenues for its income. However, with Stellar entering into more out-licensing agreements it is expected that out-licensing revenues will dominate the Company’s sales.  In addition, as discussed below, Stellar has signed an in-license agreement for Canada to market BladderChek, sales of which commenced in October 2004.

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

NeoVisc Single Dose is a 6 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution delivered as a single intra-articular injection and is sold as a single dose therapy. Single dose therapy offers all the benefits of the NeoVisc three dose therapy but its duration of effect does not last as long as the three dose therapy.

This type of treatment, referred to as viscosupplementation, is a relatively new therapy for the treatment of osteoarthritis, having gained Canadian approval in 1992 and United States approval in 1997. However, viscosupplementation has been used since the mid 1980s in many European markets. Replacing or supplementing the joint fluid provides symptomatic relief from the pain of osteoarthritis for up to 6 to 12 months with the three dose products before a repeat set of injections is required. In late 2003, a single dose product was launched and by 2009 there were four single dose therapies available in the Canadian market. Single doses offer convenience of a single injection but the clinical effect lasts only 3 to 6 months.

Osteoarthritis and Treatment Options: Osteoarthritis is a degenerative disease associated with long-term wear on weight-bearing joints. With no known cure, it is estimated that OA affects an estimated 33% of persons over 45 years of age, and approximately 85% over the age of 70. The Canadian Arthritis Association estimates that 3.3 million Canadians suffer from the “osteo” form of arthritis. Stellar estimates the number of OA sufferers in American to be over 30 million. The aggregate number of patients with OA is expected to grow significantly as the average age of the population increases.

Current OA remedies focus on symptomatic relief and postponement of surgical intervention. These remedies include:

(i)	Drugs:	Pain killers such as aspirin, acetaminophen and other non-steroidal anti-inflammatory drugs (NSAID), such as naproxen and diclofenac, as well as new COX/2 Inhibitors;

(ii)	Steroidal Anti- Inflammatory:	Corticosteroids are also used to treat the inflammation associated with the disease; and

(iii)	Joint Replacement:	Surgical replacement with artificial joints.

Products, such as NeoVisc, have added a fourth non-pharmacological option in obtaining symptomatic improvements by supplementing the synovial fluid in the affected joint. NeoVisc can also be used in conjunction with drug treatments like NSAIDs, thereby reducing the overall cost of treatment, increasing clinical benefits and delaying or avoiding steroid use and joint replacement.

Role of Hyaluronate: The active ingredient in NeoVisc is hyaluronate, also referred to as hyaluronic acid or HA. HA is a naturally occurring polysaccharide found throughout the human body, which has been shown to play an important role in such biological processes as cell differentiation, tissue hydration and proteoglycans organization. Injected HA also provides an anti-inflammatory and analgesic effect. HA also plays a fundamental role in human joints, where by virtue of its viscosity, elasticity and other rheological properties, HA acts as a lubricating and shock- absorbing component in joint fluids.  HA products are currently being used in eye surgery, wound healing, intra-articular injections and as an adjunct to certain grafting procedures.

Marketing Strategy: Purchase decisions in the prescription pharmaceutical market are influenced by the prescribing physician, pharmacist and end-use patient/customer. State and private health care plans and patient user groups may also play a role in product/therapy selection, especially where the cost of therapy is high. In treating OA, the physician typically decides which therapeutic option is best for the patient and which related products to use.

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

Competitive Analysis: There are a number of competitive viscosupplements to NeoVisc in Canada for both NeoVisc and NeoVisc Single Dose. The competitive landscape in the United States and other international markets is now very similar to the Canadian market. If approved for sale in the United States, NeoVisc would compete with Genzyme’s products Synvisc and Synvisc One, Fidia, SpA’s product (marketed under the trade name Hyalgan by Sanofi-Synthelabo Inc.) and Seikagaku’s product Supartz (marketed by Smith and Nephew), Orthovisc, manufactured by Anika Therapeutics, Inc. (marketed by Johnson & Johnson) and Euflexxa (marketed by Ferring Pharmaceuticals.).  In Canada, NeoVisc also competes with these products plus Suplasyn (marketed by Alveda Pharma), Ostenil (marketed by Garvinci) and single dose products, Durolane sold by Smith and Nephew and Monovisc by Rivex Pharma. With little to differentiate these HA products for use in the treatment of degenerative joint disease, management of the Company believes that the lower patient cost and high quality associated with NeoVisc will allow NeoVisc to effectively further penetrate the market and obtain a significant share in Canada and, if approved for sale, the United States.

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

The Company has been issued a patent in the United States and Canada for the use of Uracyst treatments and has international patents pending. Uracyst is classified in Canada by TPD as a medical device under the Medical Devices Regulations of the Food and Drugs Act (Canada).

In late 2010, the Company signed three new Uracyst licensing agreements adding to its European presence.  Stellar continues in discussions with other potential partners for the remaining European countries.

The Company has used consultants to source European licensees for Uracyst.   Stellar’s agreements with these consultants provide for the payment of royalties upon Stellar’s entry into a licensing agreement.  The royalty payments made to consultants in 2010 and 2009 included 10% of the upfront fees received from the licensee.  In addition, royalty payments were also based on 4% of the total Uracyst sales at a declining rate of 1% per year over a four-year period, declining to a 1% rate effective in the final year.

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

At present, there is neither a cure for IC nor is there an effective treatment which works for everyone. The following treatments have been used to relieve the symptoms of IC in some people: (i) diet, (ii) bladder distention, (iii) instilled dimethylsulfoxide (DMSO), heparin or HA, (iv) anti-inflammatory drugs, (v) antispasmodic drugs, (vi) antihistamines and (vii) muscle relaxants.

In severe cases, several types of surgery have been performed including bladder augmentation and urinary diversion. Products available for treating IC vary in their effectiveness. Most work for short periods of time and, in general, are effective in about 30% to 40% of patients. Some therapies can take up to six months of active treatment before patients start to show symptomatic improvement.

Market For Uracyst: Data on the number of IC patients being treated and the method of treatment have not been readily available in Canada or the United States. Many products such as dimethylsulfoxide (DMSO) and heparin are not used exclusively to treat IC. This lack of detailed end-use product and prescription data has made it difficult to define the size of the IC market. More recently, epidemiology studies have been able to better define the size of the IC market.  Recent U.S. epidemiological data from the Interstitial Cystitis Association suggests a prevalence rate of between 3 and 8 million women who may have IC (3 – 6% of US women). The Rand Institute Study (AUA 2009) reported that the incidence and prevalence for women 18+ was between 2.7 and 6.5%. Statistics Canada reported 13,177,938 women over 18 in 2009 - extrapolating this information for Canada suggests a potential patient population of approximately 395,000. It is believed that somewhere between 60% and 80% of IC patients are “GAG” deficient patients in the IC population.  Both of these estimates have been used to project the target market for Uracyst in Canada to be approximately 275,000 patients.

Marketing Strategy: Stellar currently markets Uracyst directly to physicians and pharmacies (although in many cases the patient is the ultimate purchaser) in Canada. Stellar focuses its promotion to a core group of urologists currently treating interstitial cystitis, largely in major Canadian urban centers (i.e. all Provincial capitals and cities with medical teaching centers). Management estimates that there are over 550 practicing urologists in Canada and approximately 7,500 in the United States. This well-defined target audience makes direct marketing an effective strategy for Stellar. Pursuant to the European license, Stellar markets its Uracyst product line in Europe through its European licensees.

Uracyst has demonstrated a rapid onset of clinical response, compared to all other therapies. Combining this clinical response with lower cost is important, as most patients will be on and off GAG replacement therapy for an indeterminate amount of time. Management believes that the high efficacy results and low monthly therapy cost make Uracyst the most cost effective therapy available. Stellar expects to gain acceptance more readily from both physicians and patients as the most cost-effective therapy for treating GAG-deficient IC patients.

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

Ortho McNeil Pharmaceutical, Inc (Alza Corporation) has marketed Elmiron (pentosan polysulfate sodium) in Canada since 1993. Elmiron is used as an oral GAG replenishment therapy. Alza Corporation has been active in the market providing comprehensive materials and services to physicians and IC patients. Side effects from the use of Elmiron are difficult to manage for some patients and can include hair loss, diarrhea and extreme to mild gastrointestinal discomfort.

DMSO is used by certain urologists in treating urinary tract diseases. Since DMSO may be used in treatments for diseases or symptoms other than IC, it is difficult to find exact usage data for DMSO in the treatment of IC. DMSO works to desensitize the bladder wall and has numerous negative side effects. The principal side effects include discomfort and an emission of a strong, unpleasant odor (similar to garlic) for up to 48 hours after an instillation. DMSO, although not favored by patients, remains a product of choice for many urologists.

Elmiron has a typical cost of about $150 per month as compared to $80 per month for DMSO and $75 per month for Uracyst.

BladderChek

Stellar has licensed BladderChek for the Canadian market from Inverness Medical Innovations North America, Inc. (successor to certain contracts of Matritech, Inc.). The initial term of this licence began on January 1, 2004 and ends on December 31, 2011. The BladderChek test is a simple to use, point-of-care, in vitro diagnostic test for bladder cancer, and provides results (within 30 minutes) while the patient is in the physician's office. By placing four drops of urine on the BladderChek test cassette, a physician is able to detect the presence of elevated nuclear matrix protein, NMP22.

The scientists that developed BladderChek discovered that high levels of NMP22 in urine frequently indicated the presence of cancer. NMP22 is found in the nuclei of cells where they contribute to nuclear structure and regulate important cell functions. NMP22 is elevated in bladder cancer cells 20 to 80 fold and is released into the urine of bladder cancer patients.

Market Overview: In the United States, more than one million patients receive a diagnostic work up for bladder cancer each year. Another 10 million are at risk for the disease. According to data released by the American Cancer Society in 2001 which the Company believes continues to be accurate, approximately 54,000 new cases of bladder cancer (2.5:1 men: women) are diagnosed each year.

If diagnosed in its early stages, the five-year bladder cancer survival rate exceeds 90 percent. However, many bladder cancer patients have died because the disease was not caught in its earliest stages.

The estimate for Canada is approximately 270,000 opportunities for use (diagnosis and monitoring) for BladderChek.

Market Growth: BladderChek, a third generation urine based biomarker, was able to correctly identify cancers not seen by cystoscopy and provides more accurate and clinically useful information than cytology. Stellar commenced selling BladderChek in October 2004 directly to hospitals and urology clinics where the overall value of a point-of-care device has been well received.

BladderChek is being sold at a competitive price to cytology, which is an important selling feature, given that BladderChek is three to five times more effective than cytology. The excellent clinical support combined with BladderChek’s ease of use and price point is one key to its early adoption in most centres. Stellar is currently working on completing the complex institutional protocols of the large teaching hospitals. Stellar expects to see a faster adoption as reimbursement issues are resolved in these larger hospitals.

Sales and Distribution

Stellar currently has five sales representatives promoting its products in key Canadian centres. These sales representatives primarily target medical physicians, pharmacies, hospitals and patient support groups. Stellar is building a sales network across Canada to generate NeoVisc, Uracyst and BladderChek sales. See “– Human Resources.” Marketing and sales efforts are coordinated from Stellar’s office located in London, Ontario. Stellar will continue to seek to build a strong network of representatives selling its products and in-licensed products in Canada.

As discussed above, Stellar’s product line has been out-licensed to companies in the United States, Western Europe, Eastern Europe, Austria, Brunei, Caribbean, Germany, Italy, Latin America, Malaysia, Middle East, Portugal, Romania, Russia,  and South Korea.

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

Human Resources

The Company currently employs thirteen full-time and three part-time employees. Eight of these full-time and three part-time employees are located at the Company’s main office in London Ontario, Canada. The remaining five employees sell the Company’s products in major urban areas throughout Canada. The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs and administration over the next 18 to 24 months. Management of the Company believes that its relations with its employees are good.

The Company is substantially dependent on the services of its key senior management personnel. The Company has entered into an employment agreement with one of its officers. See “Item 10 - Executive Compensation”. The loss of the services of any key management employee would have a material adverse effect on the Company. The Company does not maintain key man life insurance on the life of its officers. In addition, the Company’s future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical and marketing personnel. The market for qualified personnel has historically been, and the Company expects that it will continue to be, intensely competitive.

Manufacturing

Stellar currently outsources the manufacturing of its products to special sterile facilities, operated by third party contractors. The Company currently has non-contractual manufacturing agreements in place with these manufacturers. These facilities are in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice ("cGMP") regulations. The Company believes these facilities have sufficient excess capacity at present to meet the Company’s short and long term objectives. A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

The Company has established non-contractual supply arrangements for its raw materials with several sources. Stellar currently purchases the HA used in NeoVisc from Fidia Farmaceutici S.p.A. and the chondroitin sulfate used in the formulation of Uracyst from Bioiberica S.A., a Spanish supplier. In the event of an interruption in the supply of these raw materials from such suppliers, the Company has identified a secondary supplier for the HA raw material and believes it would be able to secure other raw materials at competitive prices from other suppliers located worldwide.

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

The sale and use of the Company’s products entails risk of product liability and the Company presently carries product liability insurance. There can be no assurance that, despite testing by the Company, as well as testing by regulatory agencies, defects will not be found in new products after commencement of commercial shipments. The occurrence of such defects could result in the loss of, or delay in, market acceptance of the Company’s products, which could have a material adverse effect on the Company. Furthermore, litigation, regardless of its outcome, could result in substantial costs to the Company, divert management’s attention and resources from the Company’s operations and result in negative publicity that might impair the Company’s on-going marketing efforts.

Patent and Proprietary Protection

Where deemed appropriate, Stellar files patent applications for technologies which it owns or in respect of which it has acquired a license and, if necessary, then further developed to make such technologies marketable. Such applications may cover composition of matter, the production of active ingredients and their novel applications.

The Company retains independent patent counsel where appropriate. Management of the Company believes that the use of outside patent specialists ensures prompt filing of patent applications, as well as the ability to access specialists in various areas of patents and patent law to ensure complete patent filings.

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

Although the scope of patent protection ultimately afforded by the patents and patent applications owned by or licensed to the Company is difficult to quantify, management of the Company believes that such patents will afford adequate protection for it to ensure exclusivity in the conduct of its business operations as described herein. The Company also intends to rely upon trade secrets, confidential and unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. To protect these rights, the Company whenever possible requires all employees and consultants to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company’s trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company’s business may be adversely affected by competitors who independently develop substantially equivalent or superior technology.

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold.  They may also change over the course of time as patents are granted or expire, or become extended, modified or revoked. The Company currently has patents issued in the United States, Australia, Canada and China for its Uracyst products. Patents issued include a low dose patent in both the United States (Patent No. 6,083,933 - issued 07/04/2000) and Canada (Patent No. 2,269,260 – issued 04/16/1999).  The Company also received approval in Australia (Patent No. 2004212650 B – issued 11/05/2009) China (Patent No. 1758920 – issued 05/26/10) and the United States (Patent No. 7772210 – issued 08/10/10) for its Uracyst high dose patent, entitled "Cystitis Treatment with High Dose Chondroitin Sulfate." The Company currently has patents pending in Canada, parts of Europe, Japan, Hong Kong, India, and Israel for its high dose patent. Uracyst is classified in Canada by TPD as a medical device under the Medical Devices Regulations of the Food and Drugs Act (Canada).

Regulatory Considerations

Product Regulation

The Canadian health care industry is regulated by TPD. This agency has a role similar to that of the FDA and has responsibility for regulating drugs for both human and animal use, cosmetics, radiation-emitting and other medical devices, and other products affecting human health. A manufacturer is required to follow the cGMP regulations in the manufacture of such products. Regulations imposed by federal, provincial, state and local authorities in Canada, the United States and the European Union ("EU") are a significant factor in the conduct of the development, manufacturing and eventual marketing activities for any proposed product. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

The approval process can be affected by a number of factors - for example additional studies or clinical trials may be requested during the review and may delay approval and involve unbudgeted costs.  As a condition of approval, the regulatory agency will require post-marketing surveillance to monitor for adverse effects, and may require other additional studies as it deems appropriate.  After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications.  The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.

As a condition of approval, the regulatory agency will require that the product continues to meet regulatory requirements as to quality, safety and efficacy, and will require strict procedures to monitor and report any adverse effects.  Where adverse effects occur or may occur, the regulatory agency may require additional studies or changes to the labeling.  Compelling new “adverse” data may result in a product approval being withdrawn at any stage following review by the regulatory agency and discussion with the Company.

Stellar has received a license to manufacture and sell NeoVisc and Uracyst in Canada from the TPD. These products are regulated under the Medical Devices Regulations of the Food and Drugs Act (Canada) and the regulations promulgated thereunder by TPD to ensure the safety and efficacy of medical devices for the Canadian public. The Company is in material compliance with all such regulations and was audited and approved ISO 13485:2003. The Company’s ISO approval was recertified in November 2010.

Under the EU authority, Stellar must gain approval for its products by complying with MDD regulations, which are similar to the Canadian system. Once approved in one of the member countries of the EU, Stellar can then apply for its CE mark. The CE mark amounts to an approval to sell in all of the 27 EU countries and allows for faster approvals in many other non-EU countries in Europe. Both NeoVisc 2mL and Uracyst are currently CE marked.

Stellar intends to market its products in the United States through licensing agreements.  As part of its United States marketing efforts, the Company is in the process of designing a quality assurance program to comply with the FDA’s Medical Device cGMP regulations. Through its licensing agreements, the Company believes that its products can be submitted for approval under the Pre-Market Approval program of the FDA for marketing in the United States. The FDA GMP ("good manufacturing procedures") regulations require significant documentation on all relevant procedures of the manufacturing and quality control of each product submitted for approval.

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

Under the Company’s license and supply agreements with Watson, Watson was granted the exclusive rights and license to use the Uracyst methods and technical know-how for the purposes of developing, marketing and selling Uracyst products in the United States.  In November 2010, Watson issued a press release stating that, based on the results of a U.S. pilot test study evaluating Uracyst, Watson did not plan to allocate any additional resources to pursue the Uracyst product development program.  The Company and Watson are engaged in discussions seeking to effect a termination of the agreements.  There can be no assurance that the Company and Watson will reach agreement to terminate the agreements.  Further, if the Company does terminate its relationship with Watson, there can be no assurance that the Company will secure a replacement product development sponsor for Uracyst products in the United States.

Pricing and Reimbursement

As pressures for cost containment increase, particularly in Canada, the United States and the EU, there can be no assurance that the prices the Company can charge for its products will be as favorable as historical pharmaceutical product prices. Reimbursement by government and managed care organizations, and other healthcare payers, has become increasingly important, as has the listing of new products on large formularies, such as those of pharmaceutical benefit providers and group buying organizations. The failure of one or more products to be included on formulary lists, or to be reimbursed by government or managed care organizations, could have a negative impact on the Company’s results of operation and financial condition.

Other Laws and Regulations

Stellar’s operations are or may be subject to various federal, provincial, state and local laws, regulations and recommendations relating to the marketing of products and relationships with treating physicians, data protection, safe working conditions, laboratory and manufacturing practices, the export of products to certain countries and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances. Although the Company believes its safety procedures comply with the standards prescribed by federal, provincial, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. In the event of an accident, the Company could be held liable for any damages that result. The amount of such damages could have a materially adverse effect on the Company’s results of operations and financial condition.

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

For the years ended December 31, 2010 and 2009, the Company expensed approximately $115,470 (2009 - $18,100) on in-house research and development activities. No Canadian provincial government tax cash refunds were recorded in 2010 and 2009.

Additional Information

We make available free of charge through our global website, www.stellarpharma.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is neither part of nor incorporated by reference in this annual report.

The public may read and copy any of the items we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m.. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov.

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

Stellar may periodically become subject to legal proceedings and claims arising in connection in business. The Company does not believe that there were any claims outstanding against it as of the date of this annual report, which will have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 4.	[RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period December 2002 through February 22, 2011, the Company’s Common Shares traded on the OTC Bulletin Board service of (the "OTCBB"). As of February 23, 2011, the Common Shares ceased trading on the OCTBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the "OTCQB") under the ticker symbol "SLXCF". The following table sets forth the high and low per share sale price expressed in United States dollars for the Common Shares as reported by the OTCBB.

		($) (USD)
		High	Low

2010	First Quarter	1.03	0.75
	Second Quarter	1.20	0.83
	Third Quarter	1.08	0.90
	Fourth Quarter	2.80	0.30
2009	First Quarter	0.35	0.21
	Second Quarter	0.65	0.28
	Third Quarter	0.70	0.51
	Fourth Quarter	0.98	0.58

Holders

As at January 1, 2011, there were 41 holders of record of the Common Shares. For greater certainty, the beneficial holders who hold their shares in an account with an investment dealer are represented by one nominee.  Therefore, although the number of registered shareholders is only 41, the number of record holders may not be representative of the number of beneficial owners.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2010 with respect to Common Shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 11 – Executive Compensation.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in Canadian Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	876,500	0.95	1,002,952
Equity compensation plans not approved by security holders	—	—	—
Total	876,500	0.95	1,002,952

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

Taxation

Dividends

In general, dividends paid by a corporation resident in Canada to non-residents of Canada are subject to Canadian withholding tax. The rate of withholding tax under the Income Tax Act (Canada) (the “Tax Act”) on dividends is twenty-five percent (25%). Such rate may be reduced under the provisions of a relevant international tax treaty to which Canada is a party. The Canada-United States Income Tax Convention (1980) (the “U.S. Treaty”) provides for a general reduction in the rate of Canadian withholding tax to fifteen percent (15%) on dividends paid on shares of a corporation resident in Canada to residents of the United States, and also provides for a reduction in the rate of Canadian withholding tax to five percent (5%) if the recipient is a corporation resident in the United States that is the beneficial owner of at least ten percent (10%) of the voting shares of the corporation paying the dividends.

Capital Gains

A non-resident of Canada is not subject to tax under the Tax Act in respect of a capital gain realized upon the disposition of a share of a corporation for purposes of the Tax Act unless the share represents taxable Canadian property to the holder thereof. A share of a corporation that is not listed on a designated stock exchange for the purposes of the Tax Act will be taxable Canadian property to the holder thereof if, at any time during the period of sixty (60) months immediately preceding a disposition, more than 50% of the fair market value of the share was derived directly or indirectly from one or any combination of real or immovable property situated in Canada.  Canadian resource properties (as defined in the Tax Act) timber resource properties (as defined in the Tax Act) or an option, an interest or right in such property, whether as not such property exists.

The U.S. Treaty provides that, in general, a resident of the United States will not be subject to tax on any capital gains realized by him on the disposition of shares that are taxable Canadian property unless (i) such resident has or had (within the twelve-month period preceding the disposition) a permanent establishment in Canada and such shares formed part of the business property of that permanent establishment, (ii) the value of the shares is derived principally from real property situated in Canada or (iii) the shareholder is an individual who was resident in Canada for 120 months in any twenty-year period preceding the disposition and at any time during the ten-year period immediately preceding the disposition and who owned the shares of the corporation at the time he or she ceased to be a resident of Canada.

Estate and Gift Tax

At present, Canada does not impose any estate or gift tax.

Recent Sales of Unregistered Securities

In October 2010, the Company effected a non-brokered private placement of 1 million units (“Units”) for gross proceeds of $1,013,600.  Each Unit consists of one Common Share and one-half of a Series 1 Warrant, one-half of a Series 2 Warrant and one-half of a Series 3 Warrant.  Each whole Series 1 Warrant entitles the holder to acquire one Common Share for a period of 18 months from the closing of the private placement (the “Closing”) at an exercise price of $1.50 (U.S.), subject to adjustment as set forth in the Series 1 Warrant.  Each whole Series 2 Warrant entitles the holder to acquire one Common Share for a period of 18 months from the Closing at an exercise price of $2.00 (U.S.), subject to adjustment as set forth in the Series 2 Warrant.  Each whole Series 3 Warrant entitles the holder to acquire one Common Share for a period of 18 months from the Closing at an exercise price of $2.50 (U.S.), subject to adjustment as set forth in the Series 3 Warrant.  In establishing the pricing for the Units, the market price of the Common Shares in effect at the time of the private placement negotiations was considered.

In the event that the Company at any time prior to the expiry of the aforesaid warrants issues any Common Shares or securities convertible into Common Shares to a person other than the holders of such Warrants (except (i) pursuant to options, warrants, or other obligations to issue shares outstanding on the date of the Closing date as disclosed in the Company’s SEC filings; (ii) pursuant to options that may be issued under any management incentive stock option and/or any qualified stock option plan adopted by the Company; or (iii) pursuant to an acquisition by the Company (whether structured as an asset purchase, stock purchase or merger) for a consideration per share less than the warrant exercise price in effect at the time of such issuance, then the warrant exercise price will be reset, pro rata to reflect such lower issue price, at the time of issuance of such securities.

The Units were offered and sold to a limited group of “accredited investors” (as defined in the Securities Act of 1933) in reliance on the exemptions from registration afforded by Section 4(2) and Regulation D of the Securities Act of 1933.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2010, neither Stellar nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any Common Shares.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis was prepared on March 30, 2011 and should be read in conjunction with the December 31, 2010 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars unless otherwise stated and have been rounded to the nearest one hundredth dollar.

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements included in this annual report, which involve a number of risks and uncertainties.  Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance.  Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "may", "could" or "should" occur, or comparable terminology referring to future events or results.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, any of which could cause actual results to vary materially from current results or the Company's anticipated future results.  The Company assumes no responsibility to update the information contained herein.

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

Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. Non-refundable upfront fees for the transfer of methods and technical know-how, not requiring the Company to perform additional research or development activities or other significant future performance obligations, are recognized upon delivery of the methods and technical know-how.

Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Upfront fees and other amounts received in excess of revenue recognized are recorded as deferred revenues.

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

Share-Based Compensation

Share based compensation is estimated at the date of grant based on the fair value of the award and is recognized as an expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock based awards on the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company has developed estimates based on historical data.  If factors change and different assumptions are employed in future periods, the compensation expense that the Company records may differ significantly from what it has recorded in the current period. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value stock option awards.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2010

Total revenue for the year ended December 31, 2010 increased by 32.3% to $4,737,300 compared to $3,581,300 in the same period in 2009.  In 2010, the Canadian market continued to show positive growth. NeoVisc sales increased 4.3%, Uracyst sales increased 22.1% and BladderChek sales increased 10.1%, with a total increase in Canadian product sales of 7.8%.

International revenues from all sources, including milestone payments and licensing fees for the 12 month period ended December 31, 2010, were up 55.6% compared to the same period in 2009, impacted greatly by the $1,345,200 milestone payment for approval of the U.S. patent and $505,900 in licensing fees related to license agreements entered into in 2010. NeoVisc sales for the twelve month period ended December 31, 2010, however were down 64.1%, compared to the same period in 2009, due to a significant decline in European market sales.

Net income for the twelve month period ended December 31, 2010 was $525,700 compared to $238,900 for the same period in 2009.

Gross Profit and Cost of Sales

Gross profit for the year ended December 31, 2010, was $3,594,800, up 39.4%, compared to $2,579,400 for the same period in 2009. This improvement in gross profits in 2010 was driven by royalty and licensing revenues of $2,022,400 compared to $581,200 in 2009.  For the year ended December 31, 2010, the Company also recorded a write-off of $120,300 for expired inventory (2009 - $nil) and setup up an allowance of $75,200 for the return of NeoVisc product (2009 - $nil).

Stellar’s cost of goods sold for the year ended December 31, 2010 increased to 34.9% of sales compared to 33.6% of sales for the same period in 2009. These fluctuations in cost of sales are due to the change in ratio of Canadian market sales compared to international markets sales, which generate lower gross margins.

Research and Development

Stellar continues to invest in research which is essential to advancing the use of its products in Canada and in international markets. For the year ended December 31, 2010, the Company recorded $115,500 (2009 - $18,100) in research and development expenses before tax credits. Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit.  In prior years, the Company determined the collection of the tax credit was less than likely. No tax credits were recorded in 2010 or 2009.

The Company will continue its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 was $2,488,300 compared to $2,278,500, for the same period in 2009. The total increase of $209,700 or 9.2% includes an increase of $111,000 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (2010 - $166,400 and 2009 - $55,400); an increase of $13,000 in royalty license fee payouts (2010 - $73,400 and 2009 - $60,400); an increase of  $97,400 in research and development expenses (2010 – 115,500 and 2009 - $18,100); and an increase of $25,600 related to effects of foreign currency (a foreign exchange loss of $76,200 in 2010 compared to a foreign exchange gain of $50,600 recognized in 2009) recorded as selling, general and administrative expenses.

Stellar is pursuing a number of business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for Stellar’s markets and developing additional products.

Interest and Other Income

Interest and other income during the twelve month period ended December 31, 2010 was $10,800 (2009 - $12,000). These amounts include interest received on short-term investments for both 2010 and 2009. In 2010, interest earned on the Company’s short-term investments was an average of 0.64% compared to an average of 0.61% in 2009.

FOURTH QUARTER SUMMARY

Total revenue for the three month period ended December 31, 2010 decreased by 26.5% to $666,700 compared to $907,600 in the same period in 2009.  In the fourth quarter of 2010, the total Canadian market revenues were $491,100, compared to $490,600 in the same period.

International revenues from all sources, including milestone payments and licensing fees for the 3 month period ended December 31, 2010, were down 57.9% compared to the same period in 2009, impacted greatly by the $155,500 in licensing and milestone fees related to license agreements entered into in 2009. NeoVisc sales for the twelve month period ended December 31, 2010, however were down 141.6%, compared to the same period in 2009, due to the Company reallocating $75,000 in revenues to products return liability. Uracyst international revenues during the fourth quarter were up 12.4% or $21,900 over the same period in 2009.

Net income for the three month period ended December 31, 2010, which includes $596,500 in one-time expenses; the Company recorded a loss of $968,400 compared to $23,200 for the same period in 2009.

Gross Profit and Cost of Sales

Gross profit for the three month period ended December 31, 2010, was $244,000, down 63.6%, compared to $669,400 for the same period in 2009.  The fourth quarter of 2010, was affected by the decline in NeoVisc international sales, as well as, one-time charges recorded during the period of $569,500.

Stellar’s cost of goods sold for the three month period ended December 31, 2010, was 63.8% of products sales compared to 32.6% for the same period in 2009. The fourth quarter of 2010 was greatly affected by one-time charges due to the write-off of $120,300 for expired inventory (2009 - $nil), an allowance setup of $75,200 for the return of NeoVisc product (2009 - $nil). Fluctuations in cost of sales are also due to the change in ratio of Canadian market sales compared to international markets sales, which generate lower gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended December 31, 2010 was $761,400 compared to $632,100 for the same period in 2009.  The total increase of $129,200 or 20.4% includes an increase of $20,400 in sales and marketing expenses (2010 - $107,600 compared to $87,300 in 2009) and $63,300 related to effects of foreign currency (a foreign exchange loss of $72,700 in 2010 compared to $9,400 recognized in 2009).

Net Income

During the three month period ended December 31, 2010 the Company recorded one-time charges of $596,500.  Included in these one-time expenses was $401,000 as a retirement payout, $120,300 for expired products and $75,200 as product returns.

Interest and Other Income

Interest and other income during the three month period ended December 31, 2010 was $4,800 (2009 - $1,500). These amounts include interest received on short-term investments for both 2010 and 2009. In 2010, interest earned on the Company’s short-term investments was an average of 1.07% compared to an average of 0.29% in 2009.

SUMMARY OF QUARTERLY RESULTS

		Net Income	Earnings(Loss)
Quarter Ended	Revenues	(Loss)	Per Share
December 31, 2010	$666,700	$(968,400)	$(0.03)
September 30, 2010	2,236,900	1,380,800	0.06
June 30, 2010	1,255,800	360,800	0.02
March 31, 2010	577,900	(247,500)	(0.01)
December 31, 2009	907,600	23,200	0.00
September 30, 2009	826,900	25,900	0.00
June 30, 2009	1,074,300	164,700	0.01
March 31, 2009	772,500	25,200	0.00

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following amounts can be found under the heading “Results of Operations for the Year Ended December 31, 2010”.

Income Statement for the year ended	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008 (Unaudited)
Total revenue	$4,737,300	$3,581,300	$2,559,400
Cost of goods sold (including expired and returns allowance)	1,142,600	1,001,900	556,400
Expenses	3,079,800	2,352,500	2,127,500
Net income (loss)	525,700	238,900	(31,100)
- basic	0.02	0.01	(0.01)
- diluted	0.02	0.01	n/a (1)

Notes:

(1)  The diluted loss per share has not been computed, as the effect would be anti-dilutive.

Balance Sheet as at	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008 (Unaudited)
Cash and cash equivalents	$4,352,300	$2,325,200	$2,106,000
Total assets	7,280,600	5,025,700	4,716,700
Total liabilities	1,132,100	406,900	361,800
Cash dividend declared per share	—	—	—
Shareholders’ equity
- Common shares	9,056,000	8,183,600	8,261,400
- treasury shares	—	—	(51,600)
- paid-in capital for cancelled Common shares	—	—	2,300
- paid-in capital options	945,300	813,700	758,300
- deficit	(3,852,800)	(4,378,500)	(4,615,600)
Total liabilities and shareholders equity	7,280,600	5,025,700	4,716,700

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4,352,300 at December 31, 2010 as compared with $2,325,200 at December 31, 2009.

At December 31, 2010, the Company did not have any outstanding indebtedness.

Cash utilization during 2010 included, but was not limited to, the following capital expenditures:

•	Capital expenditures in the amount of $307,900 related to property, plant and equipment; and
•	Capital expenditures of $27,200 related to patent filings.

Contractual Obligations

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
(Long-Term Debt Obligations)	$—	$—	$—	$—	$—
(Capital Lease Obligations)	—	—	—	—	—
(Operating Lease Obligations) 1	5,183	3,057	2,126	—	—
(Purchase Obligations)	—	—	—	—	—
(Other Long-Term Liabilities	—	—	—	—	—
Total	$5,183	$3,057	$2,156	$—	$—

1 - Office equipment leases - $738
   - Warehouse equipment rental agreements - $4,445

The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations.  The market for equity financing for companies such as Stellar is challenging and there can be no assurance that additional funding will become available by way of equity financing. Any additional equity financing may result in significant dilution to the existing shareholders at the time of such financing.  The Company may also seek additional funding from other sources, including technology licensing, co-development collaborations and other strategic alliances. Such funding, if obtained, may reduce the Company’s interest in its projects or products.  Regardless, there can be no assurance that any alternative sources of funding will be available to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

The Company entered a fiscal advisory and consulting agreement in February 2010 with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and executive officer of the Company and his spouse) for, among other things, services to be provided for a one year period.  Advisory and consulting fees under the new agreement has been recorded at $6,600 per month or $79,200 annually (2009 - $72,000) as selling, general and administrative costs.  Pursuant to this agreement, LMT assists the Company in assessing available methods of financing the operations of the Company and the impact on the market for Common Shares in the United States created by developments in Stellar’s business.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value. There are no other classes of shares issued. During the year ended December 31, 2010, the Company issued 1,105,000 Common Shares (2009 – 5,000), of which 1,000,000 Common Shares were issued in a private placement, 100,000 were issued to employee’s for options exercised and the remaining 5,000 were issued to consultants for services.  As of the date of this report, the Company has 24,585,040 Common Shares outstanding.

As of the date of this report, the Company had 876,500 Common Share options outstanding with an average exercise price of $0.95 per option.

PURCHASES OF EQUITY SECURITIES

On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company could, during the 12 month period commencing April 1, 2008 and ending March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.  Purchases of Common Shares were made in open market transactions, at market prices prevailing at the time of acquisition.  In 2009, the Company repurchased 75,000 Common Shares at an average purchase price of $0.40.  During the year ended December 31, 2010, the Company did not purchase any of its Common.

The total repurchase cost for the Common Shares for the year ended December 31, 2009 was $30,400. For the year ended December 31, 2009, $77,800 has been allocated to capital stock for the weighted average stated value of the shares in capital stock, $1,900 has been recorded to deficit for the amount in excess of the weighted average stated value and the remaining $2,300 has been recorded to paid-in capital for cancelled Common Shares for the amount below the weighted average stated value.

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2010, the Company had three significant customers that represented 63% (one major wholesaler – 22%; and two international customers - 41%) of total revenues (2009 – 35% (one major wholesaler – 23%; and one international customer - 12%).  The Company believes that its relationships with these customers are satisfactory.

OUTLOOK

As at March30, 2011, the Company is debt free and had working capital of $4,428,300.  The Company believes, although there can be no assurance, that it can continue to fund its ongoing operations from several sources, including the sale of its products and royalty income resulting from out-licensing agreements for at least the next 12 months.

Under the Company’s license and supply agreements with Watson, Watson was granted the exclusive rights and license to use the Uracyst methods and technical know-how for the purposes of developing, marketing and selling Uracyst products in the United States.  In November 2010, Watson issued a press release stating that, based on the results of a U.S. pilot test study evaluating Uracyst, Watson did not plan to allocate any additional resources to pursue the Uracyst product development program.  The Company and Watson are engaged in discussions seeking to effect a termination of the agreements.  There can be no assurance that the Company and Watson will reach agreement to terminate the agreements.  Further, if the Company does terminate its relationship with Watson, there can be no assurance that the Company will secure a replacement product development sponsor for Uracyst products in the United States.

As discussed above under the heading "Liquidity and Capital Resources," the Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations.

RISKS AND UNCERTAINTIES

This annual report and the documents incorporated or deemed to be incorporated by reference in this annual report contain statements concerning our future results and performance and other matters that are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The words "believe," "expect," "anticipate," "intend," "plan," "project," "may," "will," and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements.  Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

SUBSEQUENT EVENTS

On January 17, 2011, the Company retained Arnold Tenney through his consulting company LMT Financial Inc. (a company beneficially owned by a director/officer and his spouse) as an independent consultant to the Company to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement LMT will cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. Compensation under this agreement is $16,700 per month.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS

The financial statements of the Company for 2010 and 2009 including the notes thereto, together with the report thereon of McGovern, Hurley, Cunningham LLP Chartered Accountants, attached to the end of this annual report and are hereby incorporated herein by reference.

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

As at the end of 2010, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management conducted an evaluation of the effectiveness of its controls over financial reporting on a risk-based approach using the elements of the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment and those criteria, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar as of the date of this report.

Name	Age	Positions
Arnold Tenney	68	Chairman of the Board/Interim Chief Executive Officer and President
Steven H. Goldman	55	Director
John M. Gregory	58	Director
John Kime	68	Director
F. Martin Thrasher	59	Director
Janice M. Clarke	50	Chief Financial Officer

Set forth below are brief biographies of the Company’s directors and officers. All of the directors and executive officers of the Company have held their principal occupations indicated below for the past five years unless otherwise noted.

Arnold Tenney, Chairman of the Board and Financial Advisor.  Since January 17, 2011, Mr. Tenney, through his consulting company LMT, has been retained as an independent consultant to the Company to act as Interim President and Interim Chief Executive Officer of the Company. Mr. Tenney was a financial consultant at Devine Entertainment Corporation ("Devine"), a children and family film production and development company from 2002 to 2010. Prior to his position at Devine, Mr. Tenney was Chief Executive Officer of ARC International Corporation from 1978 to 2000. ARC International Corporation was a developer of indoor ice arenas and tennis clubs, as well as an investment company involved in entertainment and cable television whose shares were traded on the American Stock Exchange until its liquidation in 2000. Mr. Tenney was a director and Chairman of the Board of Cabletel Communications from 1985 to 2000, which is a leading supplier of broadband equipment to the cable television industry whose shares currently trade on both the Toronto and American Stock Exchanges. Mr. Tenney was a director of Ballantyne of Omaha, Inc. from 1988 to 2000 and served as Chairman of the Board from 1992 to 2000. Ballantyne of Omaha, Inc. is a leading manufacturer of commercial motion picture projection equipment whose shares trade on the American Stock Exchange. Mr. Tenney served as a director for Phillip Services Inc., a Canadian metal recycling company, from 1998 to 2000. He served in such capacity as a representative of Mr. Carl Icahn.  Mr. Tenney was chosen to be a Director in light of his experience as a public company director and officer. Mr. Tenney currently has a holding of approximately 4% of the Company’s outstanding shares.

John J. Kime, Director. Mr. Kime has been a Director since December 2000. Mr. Kime is the President and CEO of iBD Advisors Inc., a privately owned Canadian company providing guidance to Canadian and international companies on site location needs and business considerations connected with their plans to locate and expand in North America. Prior to assuming his responsibilities at iBD Advisors, Mr. Kime was the President and CEO of the London Economic Development Corporation, a public/private partnership with responsibility for providing economic development services to the city of London, Ontario, Canada. From 1991 to 1998, Mr. Kime served as Director of International Development for Big ‘O’ Inc., a company engaged in the development of manufacturing technologies used in the control and containment of water, chemicals and other substances. Mr. Kime has a BA from The University of Western Ontario, and is a Chartered Accountant. Mr. Kime has been chosen to be a Director in light of his significant business operating, accounting and financial experience.  Mr. Kime currently has a holding of less than 1% of the Company’s outstanding shares.

John M. Gregory, Director. Mr. Gregory is managing partner of SJ Strategic Investments, LLC. a private, family-owned investment vehicle with a diverse portfolio of public and private investments. Mr. Gregory’s leadership as chairman and CEO of King Pharmaceuticals helped the company grow from a 90-employee family business to an S&P 500 Index company on the New York Stock Exchange with revenues exceeding $1 billion. Mr. Gregory is a graduate from the University of Maryland with a degree in pharmacy.  Mr. Gregory was chosen to be a Director in light of his extensive pharmaceutical and business experience.  Mr. Gregory is currently the largest shareholder of the Company, holding approximately 21% of the Company’s outstanding shares.

F. Martin Thrasher, Director. Mr. Thrasher is a seasoned international executive. After graduating from the Richard Ivey School of Business in Toronto, Mr. Thrasher spent over 30 years working around the globe for companies such as General Foods, McCormick & Co, Campbell Soup Co. and ConAgra Foods Inc. Mr. Thrasher lived and worked in Canada, Australia, Belgium and the USA. His responsibilities with Campbell Soup Co. included positions as President, International Grocery and President, North America Grocery. At ConAgra Foods Inc., he was President of the Retail Products Co, a $9 billion business with over 30,000 employees. Currently, Mr. Thrasher is President of FMT Consulting, a boutique advisory and consulting firm.  Mr. Thrasher was chosen as a Director in light of his significant international business experience with Fortune 500 companies.

Steven H. Goldman, Director. Mr. Goldman is an accomplished lawyer and business leader who became a Director in April 2010.  He is currently a partner in the Toronto law firm of Goldman Hine LLP.  Before joining that firm, he successfully led the restructuring and turnaround of the Speedy Auto Service and Minute Muffler franchise systems as their President and CEO from December 2007 until December 2009.  Mr. Goldman graduated from Carleton University in 1976 (BA, President’s Medal) and from Queen’s University in 1980 (LLB).  Mr. Goldman was called to the Bar in Ontario in 1982.  He is a member of the Law Society of Upper Canada, the American Bar Association Forum on Franchising, the Ontario Bar Association (Franchise section) and the Turnaround Management Association.  Mr. Goldman was a Director and member of the Company’s audit committee from December 2000 until June 2005, and is a former director of Alegro Health Corp. (now known as Centric Health Corp.). Mr. Goldman was chosen as a Director in light of his practical business and legal experience. Mr. Goldman currently holds approximately 2% of the Company’s outstanding shares.

Janice M. Clarke, Chief Financial Officer/Principal Accounting Officer. Ms. Clarke has over twenty years of office administration and financial management experience with proven abilities to implement and manage various financial systems and office procedures. Ms. Clarke joined Stellar Pharmaceuticals Inc. in August 2000 and currently manages its administrative and financial processes.

Board of Directors

The Board of Directors consists of five members. Directors serve for terms of one year or until their successors are duly elected or appointed.

Committees of the Board of Directors

The Company has established an Audit Committee and a Compensation Committee of the Board of Directors.

Audit Committee

The Audit Committee consists of Messrs. Kime, Thrasher and Goldman, and is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit; reviewing the scope and results of the audit with the auditors; reviewing with management and the auditors the Company’s annual operating results; and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors’ independence. Mr. Kime who chairs this committee is a chartered accountant and provides financial expertise to the Audit Committee. Each Audit Committee member is an independent director of the Company.

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

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Kime is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, requires Stellar’s executive officers, directors and persons who beneficially own more than 10% of the Common Shares ("reporting persons") to file initial reports of ownership and reports of changes of ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required to furnish Stellar with copies of all Section 16(a) forms they file.

The Company believes that all of its officers and directors have filed reports required by Section 16 (a) of the Securities Exchange Act of 1934 during 2010.

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

The objectives of the compensation program are: (i) to attract and retain individuals critical to the success of the Corporation; (ii) to reward performance of individuals by recognizing their contribution to the Company; (iii) to align the interests of the executive officers and the broader management group, with shareholders' interest and the execution of the Company’s strategic plan; and (iv) to compensate individuals based on their performance and, to the extent applicable, on similar compensation for companies at a comparable stage of development.

Compensation Committee

The Company has established a Compensation Committee which is composed of two directors, Arnold Tenney and John Kime, one of whom is independent of management.

The Compensation Committee provides guidance with respect to, and the purpose and principles behind, the Company’s compensation decisions and overall compensation philosophy and objectives; oversees the Company’s compensation policies, plans and programs; and reviews and determines executive officer compensation.  The Compensation Committee annually evaluates the performance and determines the compensation of the Chief Executive Officer of the Company based upon a mix of factors including the achievement of corporate goals, achievement of individual goals, overall individual performance, and comparisons with other companies selected based on size and similar business.

The Compensation Committee makes recommendations to the Board regarding various other matters, and the Board then determines whether to adopt such recommendations as submitted or otherwise.

Total Compensation

Total compensation for executive officers (the "Named Executive Officers") listed in the summary Compensation Table below is based on the following components: (i) fixed compensation, which includes base salary and benefits; (ii) performance based compensation, which includes annual and long-term incentives; and (iii) other compensation.

Fixed Compensation

Fixed Compensation includes:

1.             Base Salary

Base salary is determined through formal job evaluation, salary survey data and market comparators. Salary ranges are reviewed annually. Base salaries for all employees are typically increased at contract renewal based on a cost of living factor, such factor being sourced from publicly available salary survey data.

2.             Benefits

Each of the Named Executive Officers and other members of the Company’s senior management are enrolled in a benefits plan offering medical, dental, life and long-term disability benefits.

Performance Based Compensation

Performance based compensation includes annual and long-term incentives.

1.             Annual Incentives

The Chief Executive Officer's annual incentive is approved by the Compensation Committee and is dependent upon corporate and individual performance, measured against the strategic plan approved by the Board.  The annual incentive pay for the Chief Financial Officer and other senior management is recommended to the Compensation Committee by the Chief Executive Officer based on corporate, divisional and individual performance measured against the strategic plan.

2.             Long-Term Incentives – Stock Option Plan

The Company’s stock option plan (the "Stock Option Plan") was adopted to provide the Company with a share ownership incentive program to attract, retain and motivate qualified directors, officers, full-time employees and consultants of the Company (collectively, "Service Providers"). The Stock Option Plan rewards those Service Providers for their contributions toward the long-term goals of the Company. The Stock Option Plan is designed to have Common Shares acquired as long-term investments.

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

Summary Compensation Table

Name and principal position	Year	Salary	Option-based awards(1)	Non-equity incentive plan compensation		Pension value	All other compensation	Total compensation
		($)	(S)	Annual incentive plans	Long-term incentive plans	($)	($)	($)
Peter Riehl President and Chief Executive Officer	2010	201,400	24,775	Nil	Nil	Nil	Nil	226,175
	2009	191,800	9,269	Nil	Nil	Nil	Nil	201,069
	2008	185,000	Nil	Nil	Nil	Nil	Nil	185,000
Janice M. Clarke Chief Financial Officer and VP of Administration	2010	120,400	15,002	Nil	Nil	Nil	Nil	135,402
	2009	114,800	3,972	Nil	Nil	Nil	Nil	118,772
	2008	108,700	3,455	Nil	Nil	Nil	Nil	112,155

Notes:

Calculated based on the Black-Scholes valuation model at the date of grant. The computation of expected volatility is based on the Common Shares’ market close price over the period equal to the expected life of the options. The computation of expected life is calculated using the simplified method. The dividend yield is 0.0%, since there is no history of paying dividends and there are no plans to pay dividends. The risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

Incentive Plan Awards

Outstanding Option-Based Awards Outstanding at the end of the Most Recently Completed Financial Year

The below table sets forth information regarding the options held by the Named Executive Officers as at December 31, 2010.

Option-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price (Cdn$)	Option expiration date	Value of unexercised in-the-money options (Cdn$) (1)
Peter Riehl President and Chief Executive Officer	105,000 35,000	0.95 1.00	June 30, 2015 December 9, 2014	Nil Nil
Janice M. Clarke Chief Financial Officer and VP of Administration	45,000 15,000 10,000*	0.95 1.00 0.84	June 30, 2015 December 9, 2014 December 9, 2014	Nil Nil Nil

* This was originally a grant covering 20,000 Common Shares, however only certain performance criteria were met in 2010. As a result a grant covering only options covering 10,000 Common Shares remains.

Incentive Plan Awards – Value Vested or Earned during the Most Recently Completed Financial Year

The incentive plan awards for each of the Named Executive Officers during 2010 are shown in the table below and is comprised of vested stock options.

Name	Option-based awards – Value vested during 2010 (Cdn$) (1)	Non-equity incentive plan compensation – Value earned during 2010 (Cdn$)
Peter Riehl President and Chief Executive Officer	24,775	Nil
Janice M. Clarke(2) Chief Financial Officer and VP of Administration	15,002	Nil

Notes:

(1)
Calculated as the aggregate dollar value of options vested during the year that would have been realized if the options under the option-based award had been exercised on the vesting date. All options which vested in the year were out-of-money at the time the options vested.

(2)
In 2009, the Company issued 30,000 options to its Chief Financial Officer at an exercise price of US$0.84. However, these options were performance based options with 10,000 of these options subject to profitability being achieved in 2009 (vesting 25% at the end of each calendar quarter in 2010), while the remaining 20,000 were subject to profitability in 2010, (vesting 25% at the end of each calendar quarter in 2011). As noted previously, only 20,000 of these options met the performance criteria as defined for 2010 and 2009 and therefore the remaining 10,000 have been rejected.

Termination and Change of Control Benefits

Effective January 17, 2011 Mr. Riehl, the Company's founder and its President and Chief Executive Officer retired from all positions held with the Company. In connection with is retirement, Mr. Riehl entered into a retirement agreement with the Company. Such agreement provides for, among other things, the payment of a retirement allowance in the amount of $401,000, the continuation of benefits (or compensation in lieu thereof) for a period of two years and provisions regarding the use and disclosure of confidential information.  Since January 17, 2011 Mr. Tenney has served as Interim President and Interim Chief Executive Officer of the Company.

The Company’s Chief Financial Officer is the only officer with the Company who currently has an employment agreement with the provision of termination and change of control benefits. The agreement provides that in the event that the employment is terminated by the Company other than for cause, by the officer for good reason or by officer within six months of a change of control of the Company, the officer is entitled to (i) a lump sum payment equal to 150% of the officer's then current base salary, (ii) all outstanding and accrued regular and vacation pay and expenses,  and (iii) the immediate vesting of the officer's options which shall continue to be available for exercise for a period of 30 days following the date of termination.

For the purposes of the agreement "good reason" includes the following:(a) a change (other than those that are clearly consistent with a promotion) in the executive's position or duties, responsibilities (including to whom the executive reports and who reports to the executive), title or office, which includes any removal of the executive from or any failure to re-elect or re-appoint the executive to any such positions or offices; (b) a reduction by the Company of the executive's salary, benefits or any other form of remuneration or change in the basis upon which the executive's salary, benefits or any other form of remuneration payable by the Company is determined or any failure by the Company to increase the executive's salary, benefits or other forms of remuneration payable by the Company in a manner consistent (both as to frequency and percentage increase) with practices in effect at the time in question with respect to the senior executives of the Company; (c) any failure by the Company to continue in effect any benefit, bonus, incentive, remuneration or compensation plan, stock option plan, pension plan or retirement plan in which the executive is participating or entitled to participate, or the Company taking any action or failing to take any action that would adversely effect the executive's participation in or reduce his rights or benefits under or pursuant to any such plan, where the Company failing to increase or improve such rights or benefits on a basis consistent with practices in effect at the time in question with respect to the senior executives of the Company; (d) any failure by the Company to provide the executive with the number of paid vacation days to which the executive was entitled at the time in question or the Company failing to increase such paid vacation on a basis consistent with practices in effect at the time in question with respect to the senior executives of the Company;  (e) the Company taking any action to deprive the executive of any material fringe benefit not hereinbefore mentioned and enjoyed by executive immediately prior to the time in question, or the Company failing to increase or improve such material fringe benefits on a basis consistent with practices in effect at the time in question with respect to the senior executives of the Company; (f) any breach by the Company of any material provision of the agreement; (g) the good faith determination by the executive that constructive dismissal of the executive has occurred; or (h) the failure by the Company to obtain, in a form satisfactory to the executive, an effective assumption of its obligations hereunder by any successors to the Company, including a successor to a material portion of its business.

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

Director Compensation

The following table sets out the total compensation earned by each non-executive director who served in that capacity for any part of the most recently completed financial year:

Name	Fees earned ($)	Option-based awards ($)	All other compensation ($)	Total ($)
Steven Goldman(1)	9,000	17,710	Nil	26,710
John Gregory	7,500	21,235	Nil	28,735
John Kime(1)(2)(4)	16,500	21,235	Nil	37,735
Arnold Tenney(2)	12,500	24,775	78,600(3)	115,875
F. Martin Thrasher(1)	11,500	21,235	Nil	32,735

Notes:
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	The Company entered into a financial advisory and consulting agreement with LMT, in consideration for services provided under this agreement, LMT earned a fee of $78,600 (Cdn.) in 2010.
(4)	Audit Committee Chairman

Option-based awards

The following table sets out details, as at December 31, 2010, of options held by each non-executive director who served in that capacity for any part of the most recently completed financial year:

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price (Cdn$)	Option Expiration Date	Value of Unexercised In-the-Money Options (Cdn$)
Steven Goldman	90,000 7,500	0.95 1.00	June 30, 2015 December 9, 2014	Nil Nil
John Gregory	90,000 30,000	0.95 1.00	June 30, 2015 December 9, 2014	Nil Nil
John Kime	90,000 30,000	0.95 1.00	June 30, 2015 December 9, 2014	Nil Nil
Arnold Tenney	105,000 35,000	0.95 1.00	June 30, 2015 December 9, 2014	Nil Nil
F. Martin Thrasher	90,000 30,000	0.95 1.00	June 30, 2015 December 9, 2014	Nil Nil

Name	Option-based awards – Value vested during 2010 (Cdn$)	Non-equity incentive plan compensation – Value earned during 2010 (Cdn$)
Steven Goldman	22,500	Nil
John Gregory	30,000	Nil
John Kime	30,000	Nil
Arnold Tenney	35,000	Nil
F. Martin Thrasher	30,000	Nil

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	867,500	$0.95	1,002,952
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	876,500	$0.95	1,002,952

Indebtedness of Directors and Senior Officers

Since the beginning of the last completed financial year and up to March 30, 2011, no director, executive officer or employee or former executive officer, director or employee of the Company or any of its subsidiaries was indebted to the Company.

Directors’ and Officers’ Liability Insurance
The Company provides insurance for the benefit of the directors and officers of the Company against liability incurred by them in these capacities.  The current annual policy limit is $5,000,000.  Protection is provided to directors and officers for certain wrongful acts or omissions done or committed during the course of their duties as such.  Under the policy, the Company is reimbursed for payments which it is required or permitted to make to its directors and officers to indemnify them.  The current annual premium is $32,000.  No claims have been made under the policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at March 30, 2011, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Chief Executive Officer and (B) all directors and executive officers of the Company as a group.

Name, Municipality of Residence and Position and/or Office with the Company	Principal Occupation	Period Served as a Director/ Executive Officer	Common Shares Beneficially Owned, Directly or Indirectly, or Over Which Control or Direction is Exercised*
Peter Riehl London, Ontario President, Chief Executive Officer and Director	Retired Past President and Chief Executive Officer of the Company	Since December 19, 1996	3,474,741(3)
John Kime(1)(2) London, Ontario Director	President, iBD Advisors Inc.	Since November 28, 2000	125,000
Steven Goldman (2) Toronto, Ontario Director	Partner, Goldman Hine LLP	Since April 8, 2010	529,454
Arnold Tenney(1) Toronto, Ontario Chairman	Interim Chief Executive Officer and President of the Company	Since April 29, 2004	884,200(4)
Janice Clarke Mt Brydges, Ontario Chief Financial Officer	Chief Financial Officer	Since March 5, 2004	90,422(6)
John Gregory Tennessee, U.S.A. Director	Managing partner of SJ Strategic Investments LLC	Since February 26, 2007	5,188,794(5)
Francis Martin Thrasher(2) London Ontario Director	President of FMT Consulting	Since April 22, 2009	Nil

Notes:
*	Does not include options or other convertible securities.
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Includes 1,690,714 Common Shares owned by Mr. Riehl's spouse.
(4)	Includes (i) 672,700 Common Shares owned by LMT; (ii) 126,500 Common Shares owned by Arnmart Investments Limited, a company in which Mr. Tenney holds an equity interest; and (iii) 85,000 common shares owned by Mr. Tenney’s spouse.
(5)	The 5,188,794 Common Shares are owned by Strategic Investments LLC, a company beneficially owned by Mr. Gregory.
(6)	Includes 10,000 Common Shares owned by Ms. Clarke’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company entered into a fiscal advisory and consulting agreement with LMT. (a company beneficially owned by Mr. Tenney and his spouse) for services to be provided in the normal course of business. Advisory and consulting fees under this agreement for 2010 were $6,600 per month.  During the year ended December 31, 2010, the Company has recorded and paid $78,600 (2009 - $72,000) as selling, general and administrative expense.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders have appointed McGovern, Hurley, Cunningham LLP as the Company’s independent auditors for the fiscal years ended December 31, 2010 and 2009.  The following table shows the fees recorded by the Company for the audit and other services provided by McGovern, Hurley, Cunningham LLP for 2010 and 2009:

	2010	2009
Audit Fees	$102,100	$91,500
Audit-Related Fees	-	-
Total	$102,100	$91,500

As defined by the Commission, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees.

Audit fees consist of fees recorded for professional services rendered for the audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees recorded by the Company for the 2010 and 2009 audit were approximately $102,100 and $91,500, respectively.

Audit-Related Fees.

Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” There were no audit-related fees in 2010 (2009 - $7,200).

All Other Fees.

Fees related to the review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings.

Tax Fees.

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. The company recorded expense of $6,127 in 2009 in regards to the 2007 and 2008 tax years (2009 - $5,933).

Engagement of the Independent Auditor.

The Audit Committee is responsible for approving every engagement of McGovern, Hurley, Cunningham LLP to perform audit or non-audit services for the Company before McGovern, Hurley, Cunningham LLP is engaged to provide those services. Under applicable laws, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. Applicable laws specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the applicable laws, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to the Company or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee’s pre-approval policy provides as follows:

•
First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage McGovern, Hurley, Cunningham LLP for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents.

•	Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

ITEM 15. EXHIBITS

Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data:”

Page #
Reports of Independent Registered Public Accounting Firm	F-1
Balance Sheets at December 31, 2010 and December 31, 2009	F-2
Statements of Changes in Shareholders Equity for December 31, 2010 and December 31, 2009	F-3
Statements of Operations for December 31, 2010 and December 31, 2009	F-4
Statements of Cash Flows for December 31, 2010 and December 31, 2009	F-5
Notes to Consolidated Financial Statements	F-6 to F-26
Quarterly Data

Exhibit No.	Description of Exhibit	Sequential Page Number

2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
10.1	United States Patent No. 6,083,933	*
10.2	Canadian Patent No. 2,269,260	*
10.3	Consulting agreement dated February 21, 2001 between the Company and LMT Financial Inc.	*
10.4	Amended Agreement dated January 1, 2004 between the Company and LMT Financial Inc.	***
10.5	Amending Consulting Agreement dated December 10, 2004 between the Company & LMT Financial Inc.	***
10.6	Option Plan	***
10.7	Amendment to Option Plan – 2001	***
10.8	Amendment to Option Plan – 2004	***
10.9	Amendment to Option Plan – 2005	***
10.10	Uracyst Licence and Supply Agreements dated December 13, 2006 the Company and Watson Pharma, Inc.	*****
10.11	Employment Agreement Peter Riehl	+
10.12	Employment Agreement Janice Clarke	+
10.13	Retirement Agreement Peter Riehl	+
10.14	Consulting Agreement between the Company and LMT	+
10.15	Chinese Patent No. 1758920 B	+
10.16	Australian Patent No. 10/367,970 B2	+
10.17	United States Patent No. 7,772,210 B2	+
31.1	Certification of Chief Executive Officer	****
31.2	Certification of Chief Financial Officer	****
32.1	Certification of Chief Executive Officer	****
32.2	Certification of Chief Financial Officer	****
———————
*	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB dated February 4, 2002.

**	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated April 26, 2003.

***	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated January 13, 2006

****	Filed as an exhibit Company’s 2006 Annual Report Form 10-KSB dated March 30, 2007.

+	Filed on March 31, 2011 in Form 10-K

(b)           Reports on Form 8-K

Filed May 14, 2010 – 1st Qtr 2010 Financial Results

Filed August 13, 2010 – 2nd Qtr 2010 Financial Results

Filed November 8, 2010 – 3rd Qtr 2010 Financial Results

Filed October 8, 2010 – Non-Brokered Private Placement

Filed November 10, 2010 – Watson Pilot Study Update

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	STELLAR PHARMACEUTICALS INC.

	By:	/s/ Arnold Tenney
Name: Arnold Tenney
Title: Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	By:	/s/ Arnold Tenney
Name: Arnold Tenney
Title: Chairman of the Board Interim Chief Executive Officer

Date: March 31, 2011	By:	/s/ Steven Goldman
Name: Steven Goldman
Title: Director

Date: March 31, 2011	By:	/s/ John M. Gregory
Name: John M. Gregory
Title: Director

Date: March 31, 2011	By:	/s/ John J. Kime
Name: John J. Kime
Title: Director

Date: March 31, 2011	By:	/s/ F. Martin Thrasher
Name: F. Martin Thrasher
Title: Director

Date: March 31, 2011	By:	/s/ Janice Clarke
Name: Janice Clarke
Title: Chief Financial Officer and Principal Accounting Officer

STELLAR PHARMACEUTICALS INC.

FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2010 AND 2009

STELLAR PHARMACEUTICALS INC.

DECEMBER 31, 2010 AND 2009

(Expressed in Canadian dollars)

CONTENTS

PAGE
FINANCIAL STATEMENTS
REPORT BY INDEPENDENT REGISTERED ACCOUNTING FIRM	F-1
BALANCE SHEETS	F-2
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	F-3
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	F-4
STATEMENTS OF CASH FLOWS	F-5
NOTES TO FINANCIAL STATEMENTS	F-6 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Stellar Pharmaceuticals Inc.

We have audited the accompanying balance sheets of Stellar Pharmaceuticals Inc. (the “Company”) as at December 31, 2010 and 2009 and the statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stellar Pharmaceuticals Inc. as at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

McGOVERN, HURLEY, CUNNINGHAM, LLP

/s/ McGOVERN, HURLEY, CUNNINGHAM, LLP
Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
March 24, 2011

STELLAR PHARMACEUTICALS INC.

BALANCE SHEETS

(Expressed in Canadian dollars)

December 31

ASSETS	2010	2009
CURRENT
Cash and cash equivalents (Note 3)	$4,352,285	$2,325,212
Accounts receivable, net of allowance of $nil (2009 - $nil)	493,370	293,565
Inventories (Note 4)	611,676	721,061
Taxes recoverable	-	1,501
Loan receivable (Note 8)	15,814	15,818
Prepaids, deposits and sundry receivables (Note 5)	99,433	163,698
Total current assets	5,572,578	3,520,855
PROPERTY, PLANT AND EQUIPMENT, net (Note 6)	1,568,729	1,390,296
OTHER ASSETS (Note 7)	139,287	114,553
Total assets	$7,280,594	$5,025,704
LIABILITIES
CURRENT
Accounts payable	$236,420	$228,367
Accrued liabilities	557,735	175,637
Deferred revenues	8,645	2,890
Product returns liability (Note 13(d))	112,500	-
Total current liabilities	915,300	406,894

LONG TERM WARRANT LIABILITY (Note 9(e))	216,823	-
Total liabilities	1,132,123	406,894

CONTINGENCIES AND COMMITMENTS (Note 13)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value

Unlimited Common Shares with no par value

ISSUED (Note 9)
24,585,040 Common Shares (2009 – 23,480,040)	9,055,982	8,183,638
Additional Paid-in capital options - outstanding	211,781	89,562
Additional Paid-in capital options - expired	733,517	724,127
	10,001,280	8,997,327
DEFICIT	(3,852,809)	(4,378,517)
Total shareholders’ equity	6,148,471	4,618,810
Total liabilities and shareholders’ equity	$7,280,594	$5,025,704

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Number of				Additional Paid in Capital for	Additional Paid in Capital Options
	Common Shares	Treasury Shares	Common Shares $	Treasury Shares $	Cancelled Shares $	Options Outstanding $	Options Expired $	Deficit $
BALANCE,
January 1, 2009	23,702,540	(147,500)	8,261,403	(51,625)	2,329	35,965	722,372	(4,615,553)
Options issued to employees	—	—	—	—	—	55,352	—	—
Options expired	—	—	—	—	—	(1,755)	1,755	—
Purchase and cancellation of Shares under normal course issuer bid (Note 9(c))	(75,000)	—	(26,140)	—	(2,329)	—	—	(1,888)
Treasury Shares cancelled	(147,500)	147,500	(51,625)	51,625	—	—	—	—
Net income for the year	—	—	—	—	—	—	—	238,924
BALANCE,
December 31, 2009	23,480,040	—	8,183,638	—	—	89,562	724,127	(4,378,517)
Common Shares issued in private placement (Note 9(a))	1,000,000	—	1,013,600	—	—	—	—	—
Common Shares issued for options exercised	100,000	—	69,000	—	—	—	—	—
Valuation allocation on exercise of stock options	—	—	34,791	—	—	(34,791)	—	—
Options issued to employees	—	—	—	—	—	166,400	—	—
Options expired	—	—	—	—	—	(9,390)	9,390	—
Shares issued for services	5,000	—	4,000
Share issue costs (Note 9(a))	—	—	(42,273)	—	—	—	—	—
Issue of warrants reflected as a liability (Note 9(e))	—	—	(206,774)	—	—	—	—	—
Net income for the year	—	—	—	—	—	—	—	525,708
BALANCE,
December 31, 2010	24,585,040	—	9,055,982	—	—	211,781	733,517	(3,852,809)

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

	2010	2009

PRODUCT SALES	$2,714,935	$3,000,062
ROYALTIES & LICENSING REVENUE	2,022,383	581,230
TOTAL REVENUE FROM ALL SOURCES	4,737,318	3,581,292
COST OF PRODUCTS SOLD	947,069	1,001,871
EXPIRED PRODUCTS	120,328	—
PRODUCT RETURNS ALLOWANCE	75,160	—
GROSS PROFIT	3,594,761	2,579,421
EXPENSES
Selling, general and administrative *	2,488,278	2,278,530
Retirement payout (Note 13(g))	401,000	—
Change in warrant liability (Note 9(e))	10,048	—
Loss on disposal of equipment (Note 6)	15,308	—
Research and development (Note 2(k))	115,471	18,107
Amortization of assets (non-manufacturing property, plant and equipment)	49,720	55,822
	3,079,825	2,352,459
INCOME FROM OPERATIONS	514,936	226,962
INTEREST AND OTHER INCOME	10,772	11,962
NET INCOME FOR THE YEAR (before tax)	525,708	238,924
INCOME TAXES (Note 10)	—	—
NET INCOME	$525,708	$238,924
EARNINGS PER SHARE (Note 11) - Basic	$0.02	$0.01
- Diluted	$0.02	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic	23,767,369	23,498,889
- Diluted	23,767,369	23,498,889

See accompanying notes to financial statements.

* Included in selling, general and administrative expenses is $78,600 (2009 - $72,000) in related party transactions (Note 14)

STELLAR PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$525,708	$238,924
Items not affecting cash
Amortization	104,042	108,492
Loss on disposal of equipment	15,308	––
Unrealized foreign exchange loss	––	24,203
Issuance of equity instruments for services rendered	4,000	––
Change in warrant liability	10,048	––
Stock-based compensation (Note 9(d))	166,400	55,352
Change in non-cash operating assets and liabilities (Note 12)	483,754	26,143
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,309,260	453,114

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Additions to property, plant and equipment	(307,920)	(155,630)
Increase in other assets	(27,224)	(26,230)
Proceeds from sale of equipment (Note 6)	12,630	––
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(322,514)	(181,860)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Repurchase of Common Shares for cash (Note 9(b))	––	(30,357)
Stock options exercised (Note 9(a))	69,000	––
Issuance costs (Note 9(a))	(42,273)	––
Private placement units issued for cash (Note 9(a))	1,013,600	––
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,040,327	(30,357)

EFFECT OF EXCHANGE RATES ON CASH HELD IN FOREIGN CURRENCY	––	(21,650)
CHANGE IN CASH AND CASH EQUIVALENTS	2,027,073	219,246

CASH AND CASH EQUIVALENTS, beginning of year	2,325,212	2,105,966
CASH AND CASH EQUIVALENTS, end of year	$4,352,285	$2,325,212

See accompanying notes to financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2010 AND 2009

1.             DESCRIPTION OF BUSINESS

Stellar Pharmaceuticals Inc. ("Stellar" or the "Company") is a Canadian pharmaceutical company involved in the development and marketing of high quality, cost-effective, polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis. The Company markets its products in Canada and currently has agreements in place for distribution of its products in various countries.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with that of the prior year.

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

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Upfront fees and other amounts received in excess of revenue recognized are recorded as deferred revenues.

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

(e)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.  The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of such assets to be held and used may not be recoverable. The Company reviews its long-lived assets, such as fixed assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  The basis of amortization and estimated useful lives of these assets are provided for as follows:

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

(g)           USE OF ESTIMATES

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at December 31, 2010 and 2009, and the revenue and expenses recorded for the years then ended.   On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, inventories, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.

Actual results could differ from those estimates.  As adjustments become necessary, they are recorded in earnings in the period in which they become known.

(h)           DEFERRED INCOME TAXES

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax results on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company records net deferred tax assets to the extent, management believes these assets will more likely than not be realized.  In making such determination, all available positive and negative evidence is utilized, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event a determination is made that the Company would be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would be made, which would reduce the provision for income taxes.

Tax benefits from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)	STOCK-BASED COMPENSATION

The Company uses fair value based method of accounting for all its stock-based compensation in accordance with FASB Accounting Standards Codification ("ASC") ASC 718 “Compensation – Stock Compensation”.  The estimated fair value of the options that are ultimately expected to vest based on performance related conditions, as well as the options that are expected to vest based on future service, is recorded over the option’s requisite service period and charged to stock-based compensation.  In determining the amount of options that are expected to vest, the Company takes into account, voluntary termination behaviour as well as trends of actual option forfeitures.  Total compensation cost for the stock option plans for the years ended December 31, 2010 and 2009 was $166,400 and $55,352, respectively (Note 9(d)).

Stock options and warrants which are indexed to a factor which is not a market, performance or service condition, in addition to the Company’s share price, are classified as liabilities and remeasured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement. Some warrants have been reflected as a liability as they are indexed to a factor which is not a market performance or service condition.

Options granted to consultants are amortized over their performance period and remeasured at their then-current fair value as of the financial reporting date until the measurement date is reached.

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

(k)           RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The approved refundable portion of the tax credits are netted against the related expenses.  Non-refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes.  Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it. At December 31, 2010, the Company had no outstanding tax credits (2009 - nil). Tax credits when applicable are recorded as an offset to research and development.

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

Basic earnings (loss) per share are computed based on the weighted average number of Common Shares outstanding each year.  The diluted earnings factor for stock options for the year ended December 31, 2010 is nil potential Common Shares (2009 – 202,500).  The diluted loss per share is not presented when the effect is anti-dilutive.

(n)         FAIR VALUE MEASUREMENTS AND DISCLOSURES

Accounting Standards Update (“ASU”) 2009–05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value”, clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in FASB (ASC) Topic 820), which can be classified into two categories: 1) a valuation technique that uses a quoted price; and 2) another valuation technique based on the amount an entity would pay to transfer the identical liability or based on the amount an entity would receive to enter into an identical liability.

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical asset or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are described below.

●  Level 1  -   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
●  Level 2  -   Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
●  Level 3 -    Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s equity-linked financial instruments reflected as warrant liability on the balance sheet (see note 9(e)) represent financial liabilities classified as Level 2 as per ASU 2009-05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrant liability which is not traded in an active market, has been determined using the Black-Scholes model based on assumptions that are supported by observable market conditions.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 (o)          RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements followed by the Company under U.S. GAAP are summarized below.

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25.  ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price.  The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011.  The adoption of ASC Update 2009-13 may have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.  The Company is currently evaluating the impact on its financial statements.

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements.  This guidance allows an entity to make an accounting policy election to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance will be effective for fiscal years beginning on or after June 15, 2010, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted.  The Company expects to make an accounting policy election to apply the guidance prospectively beginning in the first quarter of 2011 to recognize revenue in its entirety in the period in which a substantive milestone is achieved.  The Company does not expect the adoption of the guidance will have a material impact on its financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disclosures currently required  under Topic 718  are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the impact of adopting ASU 2010-13 on its financial position, results of operations or cash flows to be material.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350). ASU 2010-28 addresses when to perform step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments are effective for fiscal years, and interim periods within years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of the guidance will have a material impact on its financial statements.

3.             CASH AND CASH EQUIVALENTS

Consists of -	December 31,
	2010	2009
Cash	$2,852,546	$824,558
Cash equivalents	1,499,739	1,500,654
	$4,352,285	$2,325,212

4.             INVENTORIES

Consists of -	December 31,
	2010	2009
Raw materials	$222,879	$182,123
Finished goods	88,152	113,531
Packaging materials	79,905	67,571
Work in process	220,740	357,836
	$611,676	$721,061

During the year ended December 31, 2010, the Company assessed its inventory and determined that $120,328 of its on-hand inventory would not be used prior to its potential useful life.  Therefore, $112,233 of raw materials and $8,095 of packaging materials were written of during the year (2009 – nil$).

5.             PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

Consists of -	December 31,
	2010	2009
Prepaid operating expenses	$95,431	$161,140
Interest receivable on investments	4,002	2,558
	$99,433	$163,698

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT

Consists of -	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	618,254	177,148	441,106
Office equipment	44,308	41,203	3,105
Manufacturing equipment	1,469,980	565,562	904,418
Warehouse equipment	17,085	10,161	6,924
Packaging equipment	111,270	20,392	90,878
Computer equipment	151,355	119,057	32,298
	$2,502,252	$933,523	$1,568,729

During the year ended December 31, 2010, the Company disposed of $29,035 in assets from manufacturing equipment and recorded a reduction to accumulated amortization of $1,097 and ($15,308) to loss on disposal of equipment.

Consists of -	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	618,254	146,236	472,018
Office equipment	43,302	40,338	2,964
Manufacturing equipment	1,219,490	522,959	696,531
Warehouse equipment	17,085	6,745	10,340
Packaging equipment	110,120	10,724	99,396
Computer equipment	125,116	106,069	19,047
	$2,223,367	$833,071	$1,390,296

During the year ended December 31, 2010, the Company recorded total amortization of $104,042 (2009 - $108,492), which was recorded as $30,842 (2009 - $36,156) to cost of goods sold, $23,480 (2009 - $16,514) to inventory and the remaining $49,720 (2009 - $55,822) was recorded to amortization expense.

7.             OTHER ASSETS

Consists of -	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$150,017	$10,730	$139,287

The Company currently has patents of $84,963 at December 31, 2010 (2009 - $100,207) which are not being amortized as these patents are currently pending.

Consists of -	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$122,793	$8,240	$114,553

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

7.             OTHER ASSETS (continued)

 Estimated future amortization expense at December 31, 2010 is as follows:
Amount
2011	$4,356
2012	4,356
2013	4,356
2014	4,356
2015	4,356
Thereafter	117,507
$139,287

8.             LOAN RECEIVABLE

During the year ended December 31, 2007, the Company received a subordinated convertible promissory note and a common share purchase warrant to purchase 15,000 shares from an unrelated corporation, in the amount of US$15,000 ($15,814) (2009 – US$15,000 ($15,818)).  The note was extended for two additional one year periods, but will fully mature no later than April 23, 2011. The note bears interest at a rate per annum of 6%.  The warrant entitled the Company to acquire 15,000 common shares of the unrelated corporation anytime on or before July 15, 2016 at $0.001 per common share.  During 2007, the Company converted its warrants to common shares for US$15. The common share price was US$0.001 at the time of exercise.  The Company used the fair value basis to calculate the value of the asset and allocated the entire US$15,000 to the promissory note.  The change in the value recorded was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar.

9.             CAPITAL STOCK

(a)	Common Shares

During the year ended December 31, 2010, the Company completed a private placement offering in which one million units were issued at a price of US$1 ($1.01) per unit for gross proceeds of US$1,000,000 ($1,013,600).  As a part of the private placement, the Company granted 1,500,000 common share purchase warrants to the participants, exercisable as follows: 500,000 at US$1.50 ($1.49), 500,000 at US$2.00 ($1.99) and 500,000 at US$2.50 ($2.49) at anytime prior to April 8, 2012. Issue costs of $42,273 related to the private placement were recorded as a reduction of the Common Shares, with net proceeds of $971,327 recorded during the year.

Authorized: An unlimited number of Common Shares, with no par value.

Issued:	# of Shares	Amount
Balance, December 31, 2009	23,480,040	$8,183,638
Units purchased in private placement	1,000,000	1,013,600
Issue costs for private placement	-	(42,273)
Issue of warrants (Note 9(e))	-	(206,774)
Options exercised	100,000	69,000
Valuation allocation on exercise of stock options	-	34,791
Shares issued for services	5,000	4,000
Balance, December 31, 2010	24,585,040	$9,055,982

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

9.             CAPITAL STOCK (continued)

 (b)           Purchases of Equity Securities

On April 1, 2008, the Company commenced a normal course issuer bid (the "NCIB") for its Common Shares. Pursuant to the terms of the NCIB, the Company may during the 12 month period commencing April 1, 2008 and ended March 31, 2009, purchase up to 1,191,127 Common Shares provided that the aggregate value of Common Shares so purchased, does not exceed $1,000,000.

The Company commenced a second NCIB on June 17, 2009 and ended on June 16, 2010. Purchases of Common Shares were made in open market transactions, at market prices prevailing at the time of acquisition.

For the year ended December 31, 2010, no Common Shares were purchased under the NCIB (2009 – 75,000 had been purchased and cancelled at an average purchase price of $0.40). The total repurchase cost for these Common Shares for the year ended December 31, 2009 was $30,357 and had been allocated to Capital Stock, $1,888 has been recorded to deficit for the amount in excess of the weighted average stated value and the remaining $2,329 has been recorded to paid-in capital for cancelled Common Shares for the amount below the weighted average stated value.

(c)           Additional Paid-in Capital Options

Additional Paid-in Capital Options – Outstanding

The activities in the additional paid-in capital options are as follows:
Amount
Balance, December 31, 2009	$89,562
Expense recognized for options issued to employees/ directors	166,400
Valuation allowance on exercise of stock options	(34,791)
Options issued to employees/directors expired	(9,390)
Balance, December 31, 2010	$211,781

Paid in Capital Options – Expired
Amount
Balance, December 31, 2009	$724,127
Options issued to employees expired	9,390
Balance, December 31, 2010	$733,517

(d)	Stock Options

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

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

9.             CAPITAL STOCK (continued)

During the year ended December 31, 2010, there were 615,000 options granted to directors/officers of the Company (2009 – 379,000).  The exercise price of these options has been set at $0.95 (2009 - $0.92), with quarterly vesting terms over a three year period. Since share based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.

During the year ended December 31, 2010, the performance criteria associated with 98,500 (2009 – 19,000) options were not met for the specified period and, therefore, the related performance based awards did not vest and have been cancelled. For the year ended December 31, 2010, the Company recorded $166,400 (2009 – $55,352) as compensation expense for options issued to directors, officers and employees based on continuous service.  This was recorded as selling, general and administrative expense.  The total number of options outstanding as at December 31, 2010 was 876,500 (2009 – 460,000).  The total number of options exercisable as at December 31, 2010 was 324,000 (2009 – 202,500).

The weighted average grant date fair value of the options was $0.65 and $0.88 for options granted during the years ended December 31, 2010 and 2009, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of grants of stock options with the following weighted average assumptions:

	2010	2009
Risk-free interest rate	2.28%	2.42%
Expected life	5 years	5 years
Expected volatility	87.1%	88.6%
Expected dividend yield	0%	0%

The Company’s computation of expected volatility for the year ended December 31, 2010 and 2009 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life is calculated using the simplified method. The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

On June 29, 2005, pursuant to resolutions by the Board of Directors and shareholders, the Company increased the number of options issuable under the plan to 4,629,452 from 4,157,841.  The total remaining number of options available for granting under the plan at December 31, 2010 was 1,002,952 (2009 – 1,519,452).

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

9.             CAPITAL STOCK (continued)

The activities in options outstanding are as noted below:

	Options	Weighted Average Exercise Price
Balance, December 31, 2008	105,000	$0.69
Granted	379,000	0.92
Cancelled	(5,000)	0.69
Forfeited	(19,000)	0.80
Balance, December 31, 2009	460,000	$0.84
Granted	615,000	0.95
Exercised	(100,000)	0.69
Cancelled	(97,500)	0.88
Forfeited	(1,000)	0.84
Balance, December 31, 2010	876,500	$0.95

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when stock-based compensation costs were recorded.

As at December 31, 2010, the Company had 324,000 vested options.  As at December 31, 2010, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 552,500, with a weighted average contractual life of 4.4 years and exercise price of $0.94.

As at December 31, 2010, the aggregate intrinsic value of outstanding options was $Nil and the aggregate intrinsic value of exercisable options was $Nil based on the Company’s closing Common Share price of $0.39.

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.84	79,000	3.9	$0.84	39,000	$0.84
$0.95	615,000	4.5	0.95	102,500	0.95
$1.00	182,500	3.9	1.00	182,500	1.00
	876,500	4.3	$0.95	324,000	$0.95

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

9.             CAPITAL STOCK (continued)

The following table presents information relating to stock options outstanding and exercisable at December 31, 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.60 to $0.69	100,000	0.5	$0.69	100,000	$0.69
$0.80 to $0.89	155,000	4.9	0.84	-	-
$0.90 to $1.00	205,000	4.9	1.00	102,500	1.00
	460,000	4.0	$0.88	202,500	$0.92

(e)	Warrants

As at December 31, 2010, the following compensation warrants were outstanding:

Expiry Date	Number of	Weighted Average Exercise	Fair
	warrants	Price	Value
April 8, 2012	500,000	US$1.50 ($1.49)	$81,557
April 8, 2012	500,000	US$2.00 ($1.99)	$71,611
April 8, 2012	500,000	US$2.50 ($2.49)	$63,655
	1,500,000	US$2.00 ($1.99)	$216,823

In connection with the private placement offering, the Company granted 1,500,000 warrants to the participants, exercisable as 500,000 at US$1.50 ($1.49), 500,000 at US$2.00 ($1.99) and 500,000 at US$2.50 ($2.49) for a period of 18 months. The 1,500,000 warrants are denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on their current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian Dollar.  The fair value of the warrant liability at the date of grant was $206,774 and was estimated using the Black-Scholes option pricing model, based on the following assuptions: expected dividend yield of 0%; expected volatility of 85%; risk free interest rate of 1.45%; and expected term of 1.5 years.

ASC 815 indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations. The Company treated the compensation warrants as a liability upon their issuance.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

9.             CAPITAL STOCK (continued)

As at December 31, 2010, the fair value of the warrant liability of $216,823 was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 172%; risk free interest rate of 1.76%; and expected term of 1.25 years.

This model requires management to make estimates of the expected volatility of its Common Shares, the expected term of the warrants and interest rates. The risk free interest rate is based on the Canadian Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the foreseeable future. The expected term of the warrants is the contractual term of the warrants.

10.           INCOME TAXES

Rate reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory income tax rate included in the statements of operations follows:

Income tax expense (benefit) is comprised of:	2010	2009
Income tax expense (benefit) at statutory rate at 31.0% (2009 - 33.0%)	$163,000	$78,800
Adjusted for:
Impact on legislated changes in tax rates	173,300	(200)
Change in valuation allowance	(426,700)	19,100
Share issue costs	(13,100)
Non-deductible expenses	66,100	20,700
Other	37,400	(118,400)
	$—	$—

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

Components of deferred income tax assets and liabilities:

	2010	2009
Benefit of net operating losses carry-forward	$429,700	$802,700
Book values of property, plant and equipment and intangible assets in excess of tax bases	(122,900)	(133,300)
Benefit of SR&ED expenditures	472,100	545,100
Share issue costs	8,900	—
Non-refundable tax credits	338,500	338,500
Valuation allowance	(1,126,300)	(1,553,000)
	$—	$—

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

10.           INCOME TAXES (continued)

The valuation allowance was provided against the net deferred tax assets at December 31, 2010 and 2009, because the realization of the asset remains not determinable.  The valuation allowance decreased $426,700 in 2010 and $57,900 in 2009.

The Company has non-capital losses carry-forward for income tax purposes in the amount of $1,637,100 which may be applied against future years’ taxable income. The losses expire as follows:

2014	$252,800
2015	1,013,300
2027	231,900
2028	85,400
2029	53,700
$1,637,100

Tax years 2004 through 2010 remain open to examination by the taxing jurisdictions to which the Company is subject.  The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The non-refundable portion of the SR&ED tax credits as at December 31, 2010 was $338,500 (2009 - $335,000).  The tax credits have a full valuation allowance on them as they do not meet the more-likely- than-not test.  The non-refundable tax credit details are as follows:

2004	$148,700
2005	127,500
2006	45,200
2007	4,900
2008	12,200
$338,500

The cumulative carry-forward pool of SR&ED expenditures applicable to future years, with no expiry date, is $1,798,300 (2009 - $1,880,800).

The Company has Ontario Harmonization Credits of $151,500 resulting from an adjustment from the adoption of the Harmonization of the provincial tax attributes with the federal tax attributes. To the extent that this adjustment resulted in a net decrease in the Ontario attributes (because the aggregate Ontario attributes exceed the aggregate federal attributes), the Company is eligible to claim a tax credit as compensation ("transitional credit"). This tax credit is eligible for use up to the end of 2014.  The Company has taken a full valuation allowance against this credit as they do not meet the more-likely–than-not test.

11.           EARNINGS PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the year are used to repurchase the Company's shares at the average share price during the period.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

11.           EARNINGS PER SHARE (continued)

The following table sets forth the computation of earnings per share:

For the years ended December 31	2010	2009
Numerator:
Net income per share available to common shareholders	$525,708	$238,924
Denominator:
Weighted average number of Common Shares outstanding	23,767,369	23,498,889
Effect of dilutive Common Shares	—	—
Diluted weighted average number of Common Shares outstanding	23,767,369	23,498,889
Earnings per share:
Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

For the year ended December 31, 2010, stock options to purchase 876,500 Common Shares, at an average price of $0.95 and common share purchase warrants to purchase 1,500,000 Common Shares at an average exercise price of USD$2.00 ($1.99) were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive (2009 - 100,000 and Nil warrants).

12.           STATEMENTS OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

For the years ended December 31	2010	2009
Accounts receivable	$(199,805)	$255,490
Inventories	109,385	(356,510)
Prepaids, deposits and sundry receivables	64,265	(33,183)
Taxes recoverable	—	210,944
Accounts payable and accrued liabilities *	504,154	(51,739)
Deferred revenues	5,755	1,141
	$483,754	$26,143

* Included in accounts payable at the year ended December 31, 2010, is an amount related to patents of $5,038 (2009 - $24,183).

During the year ended December 31, 2010, there were no interest or taxes paid (2009 – nil).

During the year ended December 31, 2010, the Company issued 5,000 Common Shares valued at $4,000 to two individuals for consulting services, which was recorded as selling, general and administrative on the statement of operations.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

13.	CONTINGENCIES AND COMMITMENTS

(a)           Consultant Royalty Agreements

The Company has consultant royalty agreements in place for several of its international license agreements.   These agreements involve royalty payments to be issued to the consultants who assisted in locating the licensee who signed the license agreements with the Company.

The royalty payments being issued to consultants include 10% of the upfront fees received from the licensee and 10% of any future milestone payments received.  In addition, royalty payments are also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees for the year ended December 31, 2010 were $73,359 (2009 - $60,410). These amounts have been recorded as royalty expense in selling, general and administrative.

(b)	License Agreements

In 2010, the Company signed three new license agreements for the sale of Uracyst in Austria, Germany, Portugal and Spain. As provided in its license agreements, the Company received $1,851,100 in non-recurring, non-refundable license fees and milestone payments, which were recognized as income in 2010.

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

(d)	Product Returns Liability

During the year ended December 31, 2010, the Company was advised that a licensee was planning to exercise its contractual rights to return a quantity of NeoVisc product.  The estimated liability for the Company for this return is $112,500 (2009 - $Nil).

(e)           Manufacturing Agreement

During 2010, the Company’s products were being manufactured at Therapure Biopharma Inc. in Mississauga, Ontario, Canada, for the manufacture of Stellar’s NeoVisc® and at Draxis Pharma, Inc. in Kirkland, Quebec, Canada, for the manufacture of its Uracyst®.  In November 2009, the Company terminated its agreement with Hyaluron Contract Manufacturers in Burlington, Massachusetts for the manufacture of its NeoVisc®.

(f)           Leases

The Company presently leases office and warehouse equipment under operating leases.  For the year ended December 31, 2010, the total expense related to leases was $4,446 (2009 - $5,096).  At December 31, 2010, the remaining future minimum lease payments under operating leases are $5,183.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

13.	CONTINGENCIES AND COMMITMENTS (continued)

The Company is obligated to make the following operating lease payments as of December 31, 2010:

	Total	2011	2012
Operating lease obligations	$5,183	$3,057	$2,126

(g)           Executive Termination Agreements

1.
The Company currently has an employment agreement with the provision of termination and change of control benefits with an officer of the Company. The agreement provides that in the event that the officer’s employment was terminated, by the Company other than for cause, or for good reason or within six months of a change of control of the Company, there would be an entitlement to (i) a lump sum payment equal to $202,500 (based on current base salary), (ii) all outstanding and accrued regular and vacation pay and expenses and (iii) the immediate vesting of options which would continue to be available for exercise for a period of 30 days following the date of termination.

2.
During the year ended December 31, 2010, the Company elected to provide a retirement payout to one of its officers. The retirement payout of $401,000 has been recorded as a retirement payout expense in the year ended December 31, 2010.

14.	RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. (a company beneficially owned by a director and his spouse) for services to be provided in the normal course of business. Advisory and consulting fees under this agreement was $6,600 per month.  During the year ended December 31, 2010, the Company has recorded and paid $78,600 (2009 - $72,000) as selling, general and administrative expense (see Note 19).

15.	SIGNIFICANT CUSTOMERS

During the year ended December 31, 2010, the Company had three significant customers that represented 63% (one major wholesaler – 22%; and two international customers - 41%) of total revenues (2009 – 35% (one major wholesaler – 23%; and one international customer - 12%).

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

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

As at December 31, 2010, the Company had four customers which made up 63.3% of the outstanding accounts receivable, in comparison to three customers which made up 63.1% at December 31, 2009.  Of these outstanding accounts receivables $118,306 or 37.4% was related to product sales; $60,582 or 19.1% was related to license fees; and $51,676 or 16.3% was related to royalty fees for three international customers, while $85,889 or 27.1% was related to a large wholesale account (2009 - $109,013 or 38.8% was related to product sales to two international customers and $68,215 or 24.3% was related to a large wholesale account).  Substantially all of these amounts outstanding were received as of the date of this report.

 (c)           Currency Risk

The Company is subject to currency risk through its revenues earned and expenses incurred in United States dollars and Euros.  Unfavorable changes in the exchange rate may affect the operating results of the Company.  The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk.  However, depending on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks.  There were no forward exchange contracts outstanding at December 31, 2010 and 2009.  As at December 31, 2010, the Company held foreign cash balances in the following currencies:

	2010		2009
	Foreign $	Cdn $	Foreign $	Cdn $
US dollars	2,417,025	2,403,973	203,528	213,012
EUROS	35,214	47,155	36,844	55,266

(d)	Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, loan receivable, accounts payable and accrued liabilities approximate fair value due to short-term maturity of these items.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

16.	FINANCIAL RISKS (continued)

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

17.           SEGMENTED INFORMATION

The Company is engaged in one line of business which is in the development and marketing of polysaccharide-based therapeutic products used in a treatment of osteoarthritis and certain types of cystitis.  Currently, all of the Company’s manufacturing assets are located in Canada.  All direct sales take place in Canada.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries around the world.

The Company is engaged in the sale of three lines of product:

	2010	2009
NeoVisc	36.1%	59.9%
Uracyst	20.3%	22.9%
BladderChek	0.7%	0.8%
Royalty and Licensing Revenues	42.7%	16.2%
Other	0.2%	0.2%

Revenue for the years ended December 31, 2010 and 2009 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	December 31,
Products Sales	2010	2009
Canadian market sales	$1,871,265	$1,740,205
International sales	835,381	1,255,520
Other revenue	8,289	4,337
Total Product Sales	$2,714,935	$3,000,062

	December 31,
Royalties and Licensing Revenue	2010	2009
Licensing fees	$1,851,100	$532,194
Royalties	171,282	49,036
Total Royalties and Licensing Revenue	$2,022,382	$581,230

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea Turkey and the United Arab Emirates.  The continuing operations reflected in the statements of operations include Stellar’s activity in these markets.

STELLAR PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

18.	FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at December 31, 2010, the Company held cash of $2,451,128 (US$2,417,025 and €35,214) in denominations other than in Canadian dollars (2009 - $268,278; US$203,528 and €36,844); had  accounts receivables of $373,440 (US$49,567 and €243,934) denominated in foreign currencies (2009 - $158,783; US$33,204 and €82,688); and had accounts payable and accrued liabilities of $120,329 (US$19,131, and €$76,058) denominated in foreign currencies (2009 – $25,732; €13,895 and US$4,672).  For the year ended December 31, 2010, the Company recorded $76,187 as a foreign currency loss (2009 - $50,617).  These amounts have been included in selling, general and administrative expenses.

19.	SUBSEQUENT EVENTS

On January 17, 2011, the Company retained Arnold Tenney, through his consulting company LMT Financial Inc. (a company beneficially owned by a director/officer and his spouse) as an independent consultant to the Company to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement LMT will cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. Compensation under this agreement is $16,700 per month.