Form 10-Q
period 2011-03-31
STELLAR PHARMACEUTICALS INC
filed 2011-05-16
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
or

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

The number of outstanding common shares, no par value, of the Registrant at: March 31, 2011: 24,585,040

STELLAR PHARMACEUTICALS INC.

PART I –FINANCIAL STATEMENTS

ITEM 1.  CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	CURRENT	As at March 31, 2011	As at December 31, 2010
	Cash and cash equivalents (Note 2)	$3,738,181	$4,352,285
	Accounts receivable, net of allowance of $nil (2010 - $nil)	355,769	493,370
	Inventories (Note 3)	795,775	611,676
	Taxes recoverable	28,233	-
	Loan receivable	15,814	15,814
	Prepaids, deposits and sundry receivables (Note 4)	120,151	99,433
	Total current assets	5,053,923	5,572,578
	PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	1,543,097	1,568,729
	OTHER ASSETS (Note 6)	142,142	139,287
	Total assets	$6,739,162	$7,280,594
	LIABILITIES
CURRENT
	Accounts payable	$106,854	$236,420
	Accrued liabilities	348,129	557,735
	Deferred revenues	833	8,645
	Product returns liability (Note 10(c))	112,500	112,500
	Total current liabilities	568,316	915,300

	LONG TERM WARRANT LIABILITY (Note 7(f))	256,069	216,823
	Total liabilities	824,385	1,132,123

	CONTINGENCIES AND COMMITMENTS (Note 10)

	SHAREHOLDERS’ EQUITY
	CAPITAL STOCK
AUTHORIZED
Unlimited	Non-voting, convertible redeemable and retractable
	preferred shares with no par value
Unlimited	Common Shares with no par value

	ISSUED (Note 7)
	24,585,040 Common Shares (2010 – 24,585,040)	9,055,982	9,055,982
	Shares to be issued (Note 7(b))	5,466	-
	Additional Paid-in capital options - outstanding	213,293	211,781
	Additional Paid-in capital options - expired	795,740	733,517
		10,070,481	10,001,280
DEFICIT		(4,155,704)	(3,852,809)
	Total shareholders’ equity	5,914,777	6,148,471
	Total liabilities and shareholders’ equity	$6,739,162	$7,280,594

 See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period
	Ended March 31,
	2011	2010

PRODUCT SALES (Note 14)	$631,276	$549,510
ROYALTIES & LICENSING REVENUE (Note 14)	2,766	28,369
TOTAL REVENUE FROM ALL SOURCES	634,042	577,879
COST OF PRODUCTS SOLD	171,396	203,757
GROSS PROFIT	462,646	374,122
EXPENSES
Selling, general and administrative (Notes 7(b), (c) and 12)	704,055	567,932
Change in warranty liability (Note 7(f))	39,246	-
Research and development	13,678	26,270
Amortization of assets (non-manufacturing property, plant and equipment)	12,062	13,663
	769,041	607,865
LOSS FROM OPERATIONS	(306,395)	(233,743)
INTEREST AND OTHER INCOME	3,500	1,513
LOSS ON DISPOSAL OF EQUIPMENT	-	(15,308)
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	(302,895)	(247,538)

DEFICIT, beginning of period	(3,852,809)	(4,378,517)
DEFICIT, end of period	$(4,155,704)	(4,626,055)
LOSS PER SHARE (Note 8) - Basic and diluted	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	24,585,040	23,480,040

See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period
	Ended March 31,
	2011	2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(302,895)	$(247,538)
Items not affecting cash
Amortization	26,722	26, 785
Loss on disposal of equipment	––	15,308
Stock-based compensation (Note 7(c))	63,735	33,947
Change in warrant liability (Note 7(f))	39,246	––
Issuance of equity instruments for services rendered (Note 7(b))	5,466	––
Change in non-cash operating assets and liabilities (Note 9)	(442,435)	(140,920)
CASH FLOWS USED IN OPERATING ACTIVITIES	(610,161)	(312,419)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Additions to property, plant and equipment	––	(221,853)
Increase in other assets	(3,943)	(8,014)
Proceeds from sale of equipment	––	12,630
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,943)	(217,237)

CHANGE IN CASH AND CASH EQUIVALENTS	(614,104)	(529,655)

CASH AND CASH EQUIVALENTS, beginning of period	4,352,285	2,325,212
CASH AND CASH EQUIVALENTS, end of period	$3,738,181	$1,795,557

See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
 (Unaudited)
MARCH 31, 2011

1.	BASIS OF PRESENTATION

These condensed unaudited interim financial statements should be read in conjunction with the financial statements for Stellar Pharmaceuticals Inc.’s (the "Company") most recently completed fiscal year ended December 31, 2010.  These condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America.  These condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2010.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at March 31, 2011, and the results of its operations and cash flows for the three month periods ended March 31, 2011 and 2010.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION (continued)

(c)	Recently Adopted Accounting Standards

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement of deliverables.  This guidance became effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted the provisions of the guidance in the first quarter of 2011.  The adoption did not have a material impact on the Company’s financial statements.

2.	CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2011	2010
Cash	$2,738,112	$2,852,546
Short-term investments	1,000,069	1,499,739
	$3,738,181	$4,352,285

3.	INVENTORIES

	March 31,	December 31,
	2011	2010
Raw materials	$222,934	$222,879
Finished goods	136,482	88,152
Packaging materials	79,518	79,905
Work in process	356,841	220,740
	$795,775	$611,676

4.	PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

	March 31,	December 31,
	2011	2010
Prepaid operating expenses	$115,948	$95,431
Interest receivable on investments	4,203	4,002
	$120,151	$99,433

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

5.	PROPERTY, PLANT AND EQUIPMENT

		March 31, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	184,875	433,379
Office equipment	44,308	41,449	2,859
Manufacturing equipment	1,469,980	577,837	892,143
Warehouse equipment	17,085	11,016	6,069
Packaging equipment	111,270	22,776	88,494
Computer equipment	151,355	121,202	30,153
	$2,502,252	$959,155	$1,543,097

		December 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	177,148	441,106
Office equipment	44,308	41,203	3,105
Manufacturing equipment	1,469,980	565,562	904,418
Warehouse equipment	17,085	10,161	6,924
Packaging equipment	111,270	20,392	90,878
Computer equipment	151,355	119,057	32,298
	$2,502,252	$933,523	$1,568,729

6.	OTHER ASSETS

		March 31, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$153,961	$11,819	$142,142

		December 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$150,017	$10,730	$139,287

The Company currently has patents of $88,906 at March 31, 2011 (December 31, 2010 - $84,963) which are not being amortized as these patents are currently pending.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK

(a)	Common Shares During the three month period ended March 31, 2011, no Common Shares were issued by the Company. Authorized: An unlimited number of Common Shares, with no par value.

	Number of Shares	Amount
Balance, December 31, 2010 and March 31, 2011	24,585,040	$9,055,982

(b)
Shares to be Issued

During the year ended December 31, 2010, the Company completed a private placement offering in which one million units were issued at a price of US$1 ($1.01) per unit for gross proceeds of US$1,000,000 ($1,013,600).  As a part of the private placement, the Company recorded $5,466 as a provision during the three months ended March 31, 2011 for 12,500 Common Shares to be issued, as default shares due to late registration of the Common Shares subject to the private placement.  This amount was recorded as selling, general and administrative expenses.

(c)	Paid-in Capital Options – Outstanding The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2010	$211,781
Expense recognized for options issued to employees/ directors	63,735
Options issued to employees/directors expired	(62,223)
Balance, March 31, 2011	$213,293

(d)	Paid-in Capital Options - Expired The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2010	$733,517
Options issued to employees/directors expired	62,223
Balance, March 31, 2011	$795,740

(e)
Stock Based Compensation

The Company’s stock-based compensation program includes stock options in which some options vest based on continuous service, while others vest based on performance conditions such as profitability and sales goals. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant. For performance-based awards, compensation expense is recorded over the remaining service period when the Company determines that achievement is probable.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK (continued)

During the three month period ended March 31, 2011, there were no options granted (2010 – nil). Since share-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the period ended March 31, 2011, the Company recorded $63,735 (2010 – $33,947) as compensation expense for options previously issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative expense.  The total number of options outstanding as at March 31, 2011 was 736,500 (December 31, 2010 – 876,500).

As at March 31, 2011, the maximum number of options that may be issued under the plan is 4,629,452 (December 31, 2010 – 4,629,452).

The weighted average fair value of options expensed during the period ended March 31, 2011 was estimated at $0.94 (2010 - $0.88).

(f)	Warrants As at March 31, 2011, the following compensation warrants were outstanding:

Expiry Date	Number of	Weighted Average Exercise			Fair
	warrants	Price			Value
April 8, 2012	500,000	$	US1.50	($1.54)	$96,208
April 8, 2012	500,000	$	US2.00	($2.05)	$84,547
April 8, 2012	500,000	$	US2.50	($2.57)	$75,314
	1,500,000	$	US2.00	($2.05)	$256,069

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one Common Share as follows: 500,000 at US$1.50 ($1.54), 500,000 at US$2.00 ($2.05) and 500,000 at US$2.50 ($2.57) each for a period of 18 months, ending on April 8, 2012. The exercise price of the 1,500,000 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant was $206,774 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 85%; risk free interest rate of 1.45%; and expected term of 1.5 years.

ASC 815 “Derivatives and Hedging” (formerly referred to as SFAS133) indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the statement of operations. The Company treated the compensation warrants as a liability upon their issuance.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.
CAPITAL STOCK (continued)

As at March 31, 2011, the fair value of the warrant liability of $256,069 was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0% expected volatility of 190% risk-free interest rate of 1.82% and expected term of 1 year.

8.
LOSS PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive. Total shares issuable of 1,824,000 (2010 – 263,750) from the exercise of options and warrants were excluded from the computation of diluted loss per share as they were anti-dilutive for the periods ended March 31, 2011 and 2010.

The following table sets forth the computation of loss earnings per share:

	For the Three Months Ended March
	2011	2010
Numerator - net loss available to common shareholders
Loss from operations	$(302,895)	$(247,538)
Denominator – Weighted average number of Common Shares outstanding – Basic and diluted	24,585,040	23,480,040
Loss per share – Basic and diluted	$(0.01)	$(0.01)

9.	STATEMENT OF CASH FLOWS Changes in non-cash balances related to operations are as follows:

For the periods ended March 31	2011	2010
Accounts receivable	$137,601	$(18,758)
Inventories	(184,099)	69,016
Prepaids, deposits and sundry receivables	(20,718)	15,881
Taxes recoverable	(34,808)	(10,027)
Accounts payable and accrued liabilities	(332,599)	(202,080)
Deferred revenues	(7,812)	5,047
	$(442,435)	$(140,921)

During the three month period ended March 31, 2011, there was no interest or taxes paid (2010 – $nil).

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

10.	CONTINGENCIES AND COMMITMENTS

(a)
Consulting Royalty Agreements

The Company has consultant royalty agreements in place for several of its international license agreements.   These agreements provide for royalty payments to consultants who assisted in locating licensees who have signed license agreements with the Company.

The royalty fees recorded for consultants include 10% of the upfront fees received from the licensees and 10% of any future milestone payments received.  In addition, royalty payments are also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees for the three month period ended March 31, 2011 were $3,164 (2010 - $827). These amounts have been recorded as royalty expense in selling, general and administrative expense.

(b)
Lease Agreements

The Company presently leases office and warehouse equipment under operating leases. For the three- month period ended March 31, 2011, the total expense related to leases was $949 (2010 - $1,274).   At March 31, 2011, the remaining future minimum lease payments under operating leases are $4,234 (December 31, 2010 - $5,183).

(c)
Product Returns Liability

During the year ended December 31, 2010, the Company was advised that a licensee was planning to exercise its contractual rights to return a quantity of NeoVisc product.  The estimated liability for the Company for this return as at March 31, 2011 is $112,500 (December 31, 2010 - $112,500).

(d)
Executive Termination Agreement

The Company currently has an employment agreement with an executive officer of the Company that contains change of control benefits. The agreement provides that in the event that the officer’s employment was terminated by the Company other than for cause, or for good reason or within six months of a change of control of the Company, there would be an entitlement to (i) a lump sum payment equal to $202,500 (based on current base salary), (ii) all outstanding and accrued regular and vacation pay and expenses and (iii) the immediate vesting of options which would continue to be available for exercise for a period of 30 days following the date of termination.

11.
SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2011, the Company had two significant customers that represented 39.1% of product sales (one major wholesaler – 27.7%; and one international customers – 11.4%) (2010 –  60.3% (one major wholesaler – 37.4%; and two international customers – 22.9%). The Company believes that its relationships with these customers are satisfactory.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

12.
RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and interim officer and his spouse) for services to be provided in the normal course of business. Advisory and consulting fees under this agreement were $6,600 per month.  This agreement was cancelled on January 17, 2011.  During the three month period ended March 31, 2011, the Company has recorded and paid $3,300 (2010 - $19,200) as selling, general and administrative expense pursuant to this agreement.

On January 17, 2011, the Company retained Arnold Tenney, through LMT as a consultant to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement, LMT will cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. In consideration for the services provided by Mr. Tenney, LMT is paid $16,700 per month. During the three month period ended March 31, 2011, the Company has recorded and paid $41,750 (2010 - $nil) as selling, general and administrative expense.

During the period ending March 31, 2011, the Company paid $9,900 for various legal services (2010 – $nil) to a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense.

13.
INCOME TAXES

The Company has no taxable income under the Federal and Provincial tax laws for the three month periods ended March 31, 2011 and 2010. The Company has non-capital loss carry-forwards at March 31, 2011 totaling approximately $1,837,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2011 and 2029.  The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at March 31, 2011 was $338,500.  All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

14.
SEGMENTED INFORMATION

Revenue for the three month periods ended March 31, 2011 and 2010 includes products sold in Canada and international sales of products.  Revenues earned are as follows:

The Company is engaged in the sale of three lines of product:

	March 31,
Product sales	2011	2010
NeoVisc	58.0%	66.5%
Uracyst	39.8%	27.4%
BladderChek	1.5%	0.9%
Subtotal	99.3%	94.8%
Licensing & royalty fees	0.4%	4.9%
Other	0.3%	0.3%
	100.0%	100.0%

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

14.	SEGMENTED INFORMATION (continued)

	March 31,
Product sales	2011	2010
Domestic sales	$371,946	$379,361
International sales	257,510	169,149
Other revenue	1,820	1,000
Total product sales	$631,276	$549,510

Royalty and licensing revenues for the three month periods ended March 31, 2011 and 2010 include royalties earned during these periods, as well as, license fee milestones.  The Company did not sign any license agreements during the three month periods ended March 31, 2011 and March 31, 2010.  Revenues earned are as follows:

	March 31,
Royalties and licensing revenue	2011	2010
Royalty revenues	$2,766	$28,369
Licensing fees	––	––
Royalty and licensing revenue	$2,766	$28,369

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey and the United Arab Emirates.  The continuing operations reflected in the statements of operations include the Company’s activity in these markets.

15.	FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business.  During the three- month period ended March 31, 2011, the Company had a foreign currency loss of $45,576 (2010 – $20,240).  These amounts have been included in selling, general and administrative expenses.

16.	SUBSEQUENT EVENTS

On April 13, 2011, the Company announced that an agreement had been reached with Watson Pharma, Inc. to terminate the supply and licensing agreements related to Uracyst® (sodium chondroitin sulfate solution 2.0%) for the treatment of interstitial cystitis.  In connection with the termination of the Uracyst® supply and licensing agreements, Stellar will pay a royalty to Watson Pharma, Inc. based on net sales of Uracyst® in the United States over the life of certain Uracyst® patents.

On April 14, 2011, the Company granted 125,000 performance-based options to employees/officers of the Company at an exercise price of $0.68.  These options, subject to the performance criteria being met, will vest quarterly over a one year period starting on March 31, 2012.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

16.
SUBSEQUENT EVENTS (continued)

On May 4, 2011, the Company was advised by a licensee that, subject to the amendment of the licensing agreement, the licensee would not exercise its contractual right to return a quantity of NeoVisc product.  (See Note 10(c).

On May 10, 2011, the registration statement filed by the Company in connection with a private placement effected in November 2010 was declared effective by the United States Securities and Exchange Commission.  The registration statement covers 2,525,000 Common Shares, of which 1,500,000 Common Shares are issuable upon exercise of warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on May 11, 2011 and should be read in conjunction with the March 31, 2011 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

FORWARD-LOOKING STATEMENTS

Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements (within the meaning of Section 27A of the Exchange Act (as defined below)) included in this report, which involve a number of risks or uncertainties.  Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance.  Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "may", "could" or "should" occur, or comparable terminology referring to future events or results.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, any of which could cause actual results to vary materially from current results or the Company's anticipated future results.  The Company assumes no responsibility to update the information contained herein.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the Company’s Critical Accounting Policies and Assumptions filed in the Company’s 2010 Annual Report on the Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement of deliverables.  This guidance became effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted the provisions of the guidance in the first quarter of 2011.  The adoption did not have a material impact on the Company’s financial statements.

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

Stellar also has acquired the exclusive Canadian marketing and distribution rights for: Matritech’s NMP22® BladderChek® ("BladderChek"), a proteomics-based diagnostic test for the diagnosis and monitoring of bladder cancer.  Stellar began selling BladderChek in Canada in October 2004.

Stellar markets its products in Canada through its own direct sales force of commissioned and salaried sales people.  The Company’s focus on product development continues to be both in-licensing and out-licensing for immediate impact on the revenue stream thereby allowing Stellar to fund its own in-house product development for future growth and stability.

Stellar currently has out-licensing agreements for NeoVisc and Uracyst in 58 countries.  For an overview of these out-licensing agreements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

For the three month period ended March 31, 2011, total revenues from all sources increased by 9.7% to $634,000, compared to $577,900 in the same period during 2010.  This differential was due to a 52.2% increase in international product sales to $257,500 for the three month ended March 31, 2011 compared to $169,100 in the same period during 2010.  Domestic sales for the three month period ended March 31, 2011, declined by 1.7%.

The Company’s net loss for the first quarter of 2011 was $302,900 compared to a loss of $247,500 during the same period in 2010.  Factors contributing to the decrease in profit were several non-cash transactions.  These factors are as follows:

•	share option expense of $63,800, of which $21,700 related to options which fully vested upon the retirement of an officer of the Company
•	amortization expense of $12,100
•	warrant liability expense of $39,300 related to the re-valuation of warrants issued in the October 2010 private placement
•
foreign currency exchange expense of $45,600. The Company currently holds $2.4 million dollars in U.S. currency, the value of which has decreased due to the effect of the declining US dollar.  At March 31, 2011, the currency exchange rate for the U.S. dollar was $0.972 compared to $0.995 at December 31, 2010.

Gross Profit and Cost of Products Sold

Gross profit for the first quarter of 2011 was $462,646, up 23.7%, compared to a gross profit of $374,122 in the same period in 2010.  The higher gross profit in 2011 was recognized due to higher revenues and the effect of the lower cost of goods sold during the three-month period ended March 31, 2011 compared to the same period in 2010.

Cost of products sold for the three month period ended March 31, 2011 decreased as a percentage of sales to 27.2% compared to 37.1% in the same period in 2010.

Research and Development

Stellar continues to invest in research of its products in Canada and in international markets. For the three month period ended March 31, 2011, the Company incurred $13,700 in research and development compared to $26,300 in research costs for the same period in 2010.  During 2011, the Company continued its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2011 was $704,100, compared to $567,900 for the same period in 2010. The total increase of $136,100 or 24% includes an expense of $39,200 related to the re-valuation of warrants, $21,700 of additional expense recorded for options which fully vested upon retirement of an officer of the Company, $45,600 for unconverted foreign currency, $20,400 related to business development and $20,000 in legal costs associated with the termination of the Watson Pharma, Inc. licensing and supply agreements.

Stellar continues to pursue business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

Interest and Other Income

Interest and other income during the three month period ended March 31, 2011 was $3,500 (2010 - $1,513). These amounts include interest received on short-term investments for both 2011 and 2010.  In 2011, interest earned on the Company’s short-term investments was an average of 1.10% compared to an average of 0.29% in 2010.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
March 31, 2011	$634,042	$(302,895)	$(0.01)
December 31, 2010	666,700	(968,400)	(0.03)
September 30, 2010	2,236,900	1,380,800	0.06
June 30, 2010	1,255,800	360,800	0.02
March 31, 2010	577,900	(247,500)	(0.01)
December 31, 2009	907,600	23,200	0.00
September 30, 2009	826,900	25,900	0.00
June 30, 2009	1,074,300	164,700	0.01

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,738,181 at March 31, 2011 as compared with $4,352,285 at December 31, 2010.

At March 31, 2011, the Company did not have any outstanding indebtedness.

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

RELATED PARTY TRANSACTIONS

On January 17, 2011, the Company retained Mr. Arnold Tenney, through his consulting company LMT Financial Inc. (a company beneficially owned by Mr. Tenney and his spouse) as a consultant to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement, LMT will cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. In consideration for the services provided by Mr. Tenney, LMT is paid $16,700 per month. During the three month period ended March 31, 2011, the Company has recorded and paid $41,750 (2010 - $nil) as selling, general and administrative expense.

During the period ending March 31, 2011, the Company paid $9,900 for various legal services (2010 – $nil) to a law firm in which one of the directors of the Company is a partner, which has been recorded as selling, general and administrative expense.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value.  There are no other classes of shares issued.  During the three month period ended March 31, 2011, no Common Shares (2010 – nil) were issued by the Company.  As of the date of this report, the Company has 24,585,040 Common Shares issued and outstanding.

As of the date of this report, the Company has 24,585,040 Common Shares issued and outstanding.

As of the date of this report, the Company had 736,500 Common Share options outstanding with an average exercise price of $0.94 per option.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2011, the Company had two significant customers that represented 39.1% of products sales (one major wholesaler – 27.7%; and one international customers – 11.4%) (2010 – 60.3% (one major wholesaler – 37.4%; and two international customers – 22.9%) The Company believes that its relationships with these customers are satisfactory.

OUTLOOK

As at May 11, 2011, the Company is debt free and had working capital of $4,428,300.  The Company believes, although there can be no assurance, that it can continue to fund its ongoing operations from several sources, including the sale of its products and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

STELLAR PHARMACEUTICALS INC.

By:	/s/ Arnold Tenney
Arnold Tenney Chief Executive Officer

Date: May 16, 2011