Form 10-Q/A
period 2011-03-31
STELLAR PHARMACEUTICALS INC
filed 2011-05-17
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2011, as filed with the Securities and Exchange Commission on March 16, 2010, is to furnish updated certifications for our Chief Executive Officer. This Amendment No. 1 to for Form 10-Q is filed solely to provide an amendment for the certifications mentioned above, all other information contained in the Original Filing is unchanged.

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

ITEM 4.  (REMOVED AND RESERVED).

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

Date: May 17, 2011