Form 10-Q
period 2011-06-30
STELLAR PHARMACEUTICALS INC
filed 2011-08-15
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or

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

The number of outstanding common shares, no par value, of the Registrant at: June 30, 2011: 24,610,042

STELLAR PHARMACEUTICALS INC.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

Item 1. Unaudited Condensed Interim Financial Statements	1
Condensed Interim Balance Sheets	1
Condensed Interim Statements of Operations and Comprehensive Loss and Deficit	2
Condensed Interim Statements of Cash Flows	3
Notes to Condensed Interim Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Evaluation of Disclosure Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1a. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other information	20
Item 6. Exhibits	20

PART I –FINANCIAL STATEMENTS

ITEM 1.    CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)
CURRENT	As at June 30, 2011	As at December 31, 2010
Cash and cash equivalents (Note 2)	$3,453,867	$4,352,285
Accounts receivable, net of allowance of $nil (2010 - $nil)	567,116	493,370
Inventories (Note 3)	725,466	611,676
Taxes recoverable	18,456	-
Loan receivable	15,814	15,814
Prepaids, deposits and sundry receivables (Note 4)	154,635	99,433
Total current assets	4,935,354	5,572,578
PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	1,520,851	1,568,729
OTHER ASSETS (Note 6)	156,591	139,287
Total assets	$6,612,796	$7,280,594
LIABILITIES
CURRENT
Accounts payable	$175,707	$236,420
Accrued liabilities	167,593	557,735
Deferred revenues	9,643	8,645
Product returns liability (Note 10(c))	-	112,500
Total current liabilities	352,943	915,300
LONG TERM WARRANT LIABILITY (Note 7(e))	281,093	216,823
Total liabilities	634,036	1,132,123
CONTINGENCIES AND COMMITMENTS (Note 10)
SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common Shares with no par value
ISSUED (Note 7)
24,610,042 Common Shares (2010 – 24,585,040)	9,039,764	9,055,982
Additional Paid-in capital options - outstanding	240,555	211,781
Additional Paid-in capital options - expired	795,740	733,517
	10,076,059	10,001,280
DEFICIT	(4,097,299)	(3,852,809)
Total shareholders’ equity	5,978,760	6,148,471
Total liabilities and shareholders’ equity	$6,612,796	$7,280,594

See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND DEFICIT
(Expressed in Canadian Dollars)
(Unaudited)

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2011	2010	2011	2010
PRODUCT SALES (Note 14)	$1,066,542	$811,752	$1,697,819	$1,361,262
ROYALTY AND LICENSING REVENUES (Note 14)	6,163	444,059	8,929	472,426
TOTAL REVENUES FROM ALL SOURCES	1,072,705	1,255,811	1,706,748	1,833,688
COST OF PRODUCTS SOLD	261,783	280,717	432,928	484,474
GROSS PROFIT	810,922	975,094	1,273,820	1,349,214
EXPENSES
Selling, general and administrative (Notes 7(b), (d),12 & 15)	698,946	592,585	1,403,002	1,160,517
Research and development	20,093	9,683	33,771	35,954
Change in warrant liability (Note 7(e))	25,024	-	64,271	-
Amortization (non-manufacturing property, plant and equipment)	11,807	13,660	24,120	27,320
	755,870	615,928	1,525,164	1,223,791
INCOME (LOSS) FROM OPERATIONS	55,042	359,166	(251,344)	125,423
INTEREST AND OTHER INCOME	3,353	1,610	6,854	3,123
LOSS ON DISPOSAL OF EQUIPMENT	-	-	-	(15,308)
INCOME (LOSS) AND COMPREHENSIVE INCOME FOR
THE PERIOD BEFORE INCOME TAXES	58,405	360,776	(244,490)	113,238
Current income tax expense (Note 13)	-	(29,300)	-	(29,300)
Future income tax recovery (Note 13)	-	29,300	-	29,300
NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE PERIOD	58,405	360,776	(244,490)	113,238
DEFICIT, beginning of period	(4,155,704)	(4,626,055)	(3,852,809)	(4,378,517)
DEFICIT, end of period	$(4,097,299)	$(4,265,279)	$(4,097,299)	$(4,265,279)
EARNINGS (LOSS) PER SHARE (Note 8) – Basic and diluted	$0.00	$0.02	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING – Basic and diluted	24,602,074	23,485,535	24,593,604	23,482,802

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2011	2010	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	-
Net income (loss) for the period	$58,405	$360,776	$(244,490)	$113,238
Items not affecting cash
Amortization	28,340	30,794	55,054	57,579
Current income tax expense		(29,300)	-	(29,300)
Future income tax recovery		29,300	-	29,300
Loss on disposal of equipment	-	-	-	15,308
Change in warrant liability (Note 7(e))	25,024	-	64,271	-
Issuance of equity instruments for services rendered	-	4,000	5,466	4,000
Stock-based compensation (Note 7(d))	27,262	17,443	90,998	51,390
Change in non-cash operating asset and liabilities (Note 9)	(381,116)	(434,961)	(823,545)	(575,882)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(242,085)	(21,948)	(852,246)	(334,367)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	-
Additions to property, plant and equipment	(5,008)	(40,290)	(5,008)	(262,142)
Increase to other assets	(15,537)	(2,833)	(19,480)	(10,847)
Proceeds from sale of equipment	-	-	-	12,630
CASH FLOWS USED IN INVESTING ACTIVITIES	(20,545)	(43,123)	(24,488)	(260,359)
CASH FLOWS USED IN FINANCING ACTIVITIES -
Stock options exercised	-	69,000	-	69,000
Share issuance costs (Note 7(a))	(21,684)	-	(21,684)	-
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(21,684)	69,000	(21,684)	69,000
CHANGE IN CASH AND CASH EQUIVALENTS	(284,314)	3,929	(898,418)	(525,726)
CASH AND CASH EQUIVALENTS,
Beginning of period	3,738,181	1,795,557	4,352,285	2,325,212
CASH AND CASH EQUIVALENTS,
End of period	$3,453,867	$1,799,486	$3,453,867	$1,799,486

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Expressed in Canadian dollars)
 (Unaudited)
JUNE 30, 2011

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2011, and the results of its operations and cash flows for the three and six month periods ended June 30, 2011 and 2010.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

In December 2010, the FASB issued an accounting standards update that requires an entity to disclose pro forma revenue and earnings of the combined entity for both the year in which a business combination occurred and the prior year as if the business combination had occurred as of the beginning of prior year only. This guidance became effective prospectively for business combinations occurring in fiscal years beginning after December 15, 2010. The Company adopted the provisions of the guidance in the first quarter of 2011. The adoption did not have a material impact on the Company’s financial statements.

(d)              New Accounting Standards Not Yet Adopted

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption permitted. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s financial statements.

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption prohibited. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s financial statements.

2.	CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2011	2010
Cash	$525,188	$2,852,546
Short-term investments	2,928,679	1,499,739
	$3,453,867	$4,352,285

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

3.	INVENTORIES

	June 30,	December 31,
	2011	2010
Raw materials	$240,041	$222,879
Finished goods	94,191	88,152
Packaging materials	70,117	79,905
Work in process	321,117	220,740
	$725,466	$611,676

4.	PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

	June 30,	December 31,
	2011	2010
Prepaid operating expenses	$126,329	$95,431
Prepaid manufacturing	23,883	-
Interest receivable on investments	4,423	4,002
	$154,635	$99,433

5.	PROPERTY, PLANT AND EQUIPMENT

		June 30, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	192,604	425,650
Office equipment	44,308	41,695	2,613
Manufacturing equipment	1,469,980	590,111	879,869
Warehouse equipment	17,085	11,870	5,215
Packaging equipment	111,270	26,781	84,489
Computer equipment	156,363	123,348	33,015
	$2,507,260	$986,409	$1,520,851
.
		December 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	177,148	441,106
Office equipment	44,308	41,203	3,105
Manufacturing equipment	1,469,980	565,562	904,418
Warehouse equipment	17,085	10,161	6,924
Packaging equipment	111,270	20,392	90,878
Computer equipment	151,355	119,057	32,298
	$2,502,252	$933,523	$1,568,729

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

6.	OTHER ASSETS

		June 30, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$169,498	$12,907	$156,591

		December 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$150,017	$10,730	$139,287

The Company currently has patents of $104,443 at June 30, 2011 (December 31, 2010 - $84,963) which are not being amortized as these patents are currently pending.

7.	CAPITAL STOCK

(a)	Common Shares

During the six month period ended June 30, 2011, the Company issued 25,002 Common Shares and recorded $5,466 for default shares issued due to late registration of the Common Shares issued pursuant to the private placement offering during the year ended December 31, 2010. The Company also recorded $21,684 in fees related to the registration of the Common Shares issued pursuant to such private placement.

Authorized: An unlimited number of Common Shares, with no par value.

	Number of Shares	Amount
Balance, December 31, 2010 and March 31, 2011	24,585,040	$9,055,982
Shares issued as default shares	25,002	5,466
Private placement registration fees	-	(21,684)
Balance, June 30, 2011	24,610,042	$9,039,764

(b)	Paid-in Capital Options – Outstanding

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2010	$211,781
Expense recognized for options issued to employees/ directors	63,735
Options issued to employees/directors expired	(62,223)
Balance, March 31, 2011	213,293
Expense recognized for options issued to employees/ directors	27,262
Balance, June 30, 2011	$240,555

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK (continued)

(c)	Paid-in Capital Options - Expired

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2010	$733,517
Options issued to employees/directors expired	62,223
Balance, March 31, 2011 and June 30, 2011	$795,740

(d)	Stock Based Compensation

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

During the three and six month periods ended June 30, 2011, there were 305,000 options granted (2010 - nil). Of the options, 180,000 were granted to directors/officers of the Company at $0.41 (US$0.42).  These options vest as to 25% on each of September 30 and December 31, 2011, and March 31 and June 30, 2012.  The remaining 125,000 options were granted to employees at $0.68 (US$0.71) and vest (25% per quarter in 2012) upon achieving certain financial objectives. As at June 30, 2011, 10,000 of these options were cancelled due to the departure of certain employees. Since share-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the three and six month periods ended June 30, 2011, the Company recorded $27,262 and $90,998, respectively (2010 – $17,443 and $51,390, respectively, as compensation expense for options issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative expense.

On June 22, 2011, pursuant to resolutions by the Board of Directors and shareholders, the Company amended the plan to change the maximum number of Common Shares from the a fixed number of 4,629,452 to a floating amount equivalent to 10% of the issued and outstanding Common Shares. As at June 30, 2011, the maximum number of options that may be issued under the plan is 2,461,004 (December 31, 2010 – 4,629,452).

The total number of options outstanding as at June 30, 2011 was 1,029,500 (December 31, 2010 – 876,500). The weighted average fair value of options expensed during the six month period ended June 30, 2011 was estimated at $0.93 (2010 - $0.94).

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK (continued)

(e)	Warrants

As at June 30, 2011, the following compensation warrants were outstanding:

	Number of	Weighted Average Exercise		Fair
Expiry Date	warrants	Price		Value
April 8, 2012	500,000	US$1.50	($1.56)	$105,590
April 8, 2012	500,000	US$2.00	($2.07)	$92,573
April 8, 2012	500,000	US$2.50	($2.59)	$82,930
	1,500,000	US$2.00	($2.07)	$281,093

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one Common Share as follows: 500,000 at US$1.50 ($1.56), 500,000 at US$2.00 ($2.07) and 500,000 at US$2.50 ($2.59) each for a period of 18 months, ending on April 8, 2012. The exercise price of the 1,500,000 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant was $206,774 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 85%; risk free interest rate of 1.45%; and expected term of 1.5 years.

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

As at June 30, 2011, the fair value of the warrant liability of $281,093 was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0% expected volatility of 217% risk-free interest rate of 1.56% and expected term of 9 months.

For the three and six month periods ended June 30, 2011, the Company recorded $25,024 and $64,271, respectively (2010 - $nil) as change in warranty liability expense.

8.	EARNINGS (LOSS) PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive.

The following table sets forth the computation of earnings per share based on the treasury method:

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

8.	EARNINGS (LOSS) PER SHARE (continued)

	For the Three Month Period		For the Six Month Period
For the periods ended June 30	2011	2010	2011	2010
Numerator - net earnings available to common shareholders
Net earnings	$58,405	$360,776	$(244,490)	$113,238
Denominator - Weighted average
# of Common Shares outstanding - basic	24,602,074	23,485,535	24,593,604	23,482,802
Dilutive effect of stock options	-	10,110	-	5,138
Repurchase of shares under treasury stock method	-	(7,894)	-	(4,369)
Denominator - Weighted average
# of Common Shares outstanding - diluted	24,602,074	23,487,751	24,593,60	23,483,571
Earnings per share - basic	$0.00	$0.02	$(0.01)	$0.00
Earnings per share - diluted	$0.00	$0.02	$(0.01)	$0.00

9.	STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

	For the Three Month Period		For the Six Month Period
For the periods ended June 30	2011	2010	2011	2010
Accounts receivable	$(211,347)	$(427,915)	$(73,746)	$(446,673)
Inventories	70,309	(35,158)	(113,784)	33,858
Prepaids, deposits and sundry receivables	(34,484)	2,665	(55,202)	18,546
Taxes recoverable	9,778	11,528	(18,456)	1,501
Loan receivable	-	4	-	4
Accounts payable and accrued liabilities	(111,682)	12,698	(450,855)	(189,382)
Product returns liability	(112,500)	1,917	(112,500)	1,917
Deferred revenues	8,810	(700)	998	4,347
	$(381,116)	$(434,961)	$(823,545)	$(575,882)

Non-cash transactions for the three and six month periods ended June 30, 2011, for the purchase of manufacturing equipment were $nil (2010 – $nil). During the three and six month periods ended June 30, 2011, there was no interest or taxes paid (2010 – $nil).

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

The royalty fees recorded for consultants include 10% of the upfront fees received from the licensees and 10% of any future milestone payments received.  In addition, royalty payments are also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees for the three and six month periods ended June 30, 2011 were $6,752 and $9,916, respectively (2010 - $44,177 and $45,004, respectively). These amounts have been recorded as royalty expense in selling, general and administrative expense.

(b)
Lease Agreements

The Company presently leases office and warehouse equipment under operating leases. For the three and six month period ended June 30, 2011, the total expense related to leases was $949 and $1,898, respectively (2010 - $1,274 and $2,548, respectively). At June 30, 2011, the remaining future minimum lease payments under operating leases are $3,285 (December 31, 2010 - $5,183).

(c)
Product Returns Liability

During the year ended December 31, 2010, the Company was advised that a licensee was planning to exercise its contractual rights to return a quantity of NeoVisc product.  The Company subsequently has made a provision for the licensee to receive a quantity of product at no charge and in addition, all contractual rights to return product now and in the future have been removed. The liability for the Company for this return was eliminated at June 30, 2011 (December 31, 2010 - $112,500).

(d)
Executive Termination Agreement

The Company currently has an employment agreement with an executive officer of the Company that contains change of control benefits. The agreement provides that in the event that the officer’s employment is terminated by the Company other than for cause, or for good reason or within six months of a change of control of the Company, the officer is entitled to (i) a lump sum payment equal to $202,500 (based on current base salary), (ii) all outstanding and accrued regular and vacation pay and expenses and (iii) the immediate vesting of options which would continue to be available for exercise for a period of 30 days following the date of termination.

11.	SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2011, the Company had one significant customer that represented 29% (a major wholesaler) of product sales (2010 - two significant customers that represented 54% (one major wholesaler – 22%; and one international customer – 32%). During the six month period ended June 30, 2011, the Company had one significant customer that represented 29% (a major wholesaler) of product sales (2010 –  49%; two significant customers that represented 49% (one major wholesaler – 27%; and one international customer – 22%).   The Company believes that its relationship with this customer is satisfactory.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

12.	RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and interim officer of the Company and his spouse) for services provided in the normal course of business. Advisory and consulting fees under this agreement were $6,600 per month.  This agreement was cancelled on January 17, 2011. During the three and six month periods ended June 30, 2011, the Company recorded and paid $3,300 (2010 - $19,800 and $39,000, respectively) as selling, general and administrative expense on account of to this agreement.

On January 17, 2011, the Company retained Arnold Tenney, through LMT, as a consultant to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement, LMT will cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. In consideration for the services provided by Mr. Tenney, LMT is paid $16,700 per month. During the three and six month periods ended June 30, 2011, the Company has recorded and paid $50,100 and $95,150, respectively (2010 - $nil) as selling, general and administrative expense.

During the three and six month periods ended June 30, 2011, the Company recorded $11,112 and $21,012, respectively, for various legal services (2010 – $nil) to a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense.

13.	INCOME TAXES

The Company has no taxable income under the Federal and Provincial tax laws for the three and six month periods ended June 30, 2011 and 2010. The Company has non-capital loss carry-forwards at June 30, 2011 totaling approximately $1,881,100, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2014 and 2029.  The cumulative carry-forward pool of scientific research and experimental development (SR&ED) expenditures that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at June 30, 2011 was $338,500.  All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

14.           SEGMENTED INFORMATION

Revenue for the three and six month periods ended June 30 2011 and 2010 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

The Company is engaged in the sale of three lines of product:
	June 30
	Unaudited
	For the Three Month Period		For the SixMonth Period
Product Sales	2011	2010	2011	2010
NeoVisc	62.4%	44.6%	60.7%	51.5%
Uracyst	36.6%	18.7%	37.8%	21.4%
BladderChek	0.2%	1.1%	0.7%	1.1%
Subtotal	99.2%	64.4%	99.2%	74.0%
Licensing & Royalty Fees	0.6%	35.4%	0.5%	25.8%
Other	0.2%	0.2%	0.3%	0.2%
	100.0%	100.0%	100.0%	100.0%

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

14.           SEGMENTED INFORMATION (continued)

Royalty and licensing revenues for the three and six month periods ended June 30, 2011 and 2010 includes royalties earned during these periods, as well as license fee milestones.  Revenues earned are as follows:

	June 30
	Unaudited
	For the Three Month Period		For the Six Month Period
Product Sales	2011	2010	2011	2010
Domestic sales	$578,466	$554,722	$950,412	$933,203
International sales	485,920	254,767	743,431	423,916
Other revenues	2,156	2,263	3,976	4,143
Total Product Sales	$1,066,542	$811,752	$1,697,819	$1,361,262

Royalties & Licensing Revenues
Licensing fees	$-	$403,792	$-	$403,792
Royalty payments	6,163	40,267	8,929	68,634
Total Royalty & Licensing Revenues	$6,163	$444,059	$8,929	$472,426

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Austria, the Caribbean, Germany, Italy, Lebanon, Malaysia, Kuwait, Portugal, Romania, Spain, South Korea, the United Arab Emirates and Turkey.  The continuing operations reflected in the statements of operations include the Company’s activities in these markets.

15.           FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business.  During the three and six month periods ended June 30, 2011, the Company had a foreign currency loss of $9,615 and $55,191, respectively (2010 – gain of $4,765 and loss of $15,475, respectively).  These amounts have been included in selling, general and administrative expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This report was prepared on August 11, 2011 and should be read in conjunction with the June 30, 2011 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

In December 2010, the FASB issued an accounting standards update that requires an entity to disclose proforma revenue and earnings of the combined entity for both the year in which a business combination occurred and the prior year as if the business combination had occurred as of the beginning of prior year only. This guidance became effective prospectively for business combinations occurring in fiscal years beginning after December 15, 2010. The Company adopted the provisions of the guidance in the first quarter of 2011. The adoption did not have a material impact on the Company’s financial statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company’s financial statements.

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption prohibited. The Company does not expect the adoption of the guidance will have a material impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011

For the three month period ended June 30, 2011, total revenues from all sources decreased by 14.6% to $1,072,700, compared to $1,255,800 in the same period during 2010.  This differential for the three month period ended June 30, 2011, was due to a $437,900 or 98.6% decrease in royalty and licensing revenues to $6,200 compared to $444,100 in the same period during 2010.  However, product sales for both domestic and international markets increased by 4.2% and 90.7%, respectively, for the three month period ended June 30, 2011.

For the six month period ended June 30, 2011, total revenues from all sources decreased by 6.9% to $1,706,700, compared to $1,833,700 for the same period in 2010.

Total expenses for the three month period ended June 30, 2011 increased 22.8% or $139,900, compared to the same period in 2010.  Total expenses for the six month period end June 30, 2011 increased 24.6% or $301,400, compared to the same period in 2010.

The Company’s net income for the second quarter of 2011 was $58,400 compared to $360,800 during the same period in 2010.  As noted above, the net income for the three month period ended June 30, 2011 included $444,100 of royalty and licensing revenues, compared to $6,200 for the same period in 2011, which accounted for the differential in profit. Although these revenues are an important part of the Company’s business, the Company is encouraged by the increases noted in both the international and domestic markets as these are the driving forces in growing the Company.

Factors contributing to the decrease in net income loss of $244,490 for the six month period ended June 30, 2011, compared to the same period in 2010, were several non-cash transactions, including:

•	share option expense of $91,000 (2010 – 51,400), of which $21,700 (2010 - $nil) related to options which fully vested upon the retirement of an officer of the Company
•	amortization expense of $55,100 (2010 - $57,600)
•	warrant liability expense of $64,300 (2010 - $nil) related to the re-valuation of warrants issued in the October 2010 private placement
•
foreign currency exchange expense of $55,200 (2010 - $15,500). The Company currently holds $2.4 million dollars in U.S. currency, the value of which has decreased due to the effect of the declining US dollar.  At June 30, 2011, the currency exchange rate for the U.S. dollar to the Canadian dollar was $0.9643 compared to $1.0646 at June 30, 2010.

Gross Profit and Cost of Products Sold

Gross profit for the second quarter of 2011 decreased by 16.8% to $810,900, compared to a gross profit of $975,100 for the same period in 2010.  As noted above, the decrease in gross profit is primarily due to decreased royalty and licensing revenues from those recorded in 2010.

Cost of products sold as a percentage of sales for the three and six month periods ended June 30, 2011 was 24.5% and 25.5% respectively, as compared to 34.6% and 35.6% respectively, for the same periods in 2010.

Research and Development

Stellar continues to invest in research of its products in Canada and in international markets. For the three and six month periods ended June 30, 2011, the Company incurred $20,100 and 33,800, respectively, in research and development costs, compared to $9,700 and $36,000 in research and development costs for the same period in 2010.  During 2011, the Company continued its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2011 was $699,000 compared to $592,600 for the same period in 2010. The total increase of $106,400 or 17.9% includes $28,600 of additional expense related to increased sales and marketing initiatives in both domestic and international markets, $18,640 for unconverted foreign currency, $10,400 related to business development and $20,000 in legal costs associated with the termination of the Watson Pharma, Inc. licensing and supply agreements.

Selling, general and administrative expenses for the six month period ended June 30, 2011 was $1,403,000 compared to $1,160,500 for the same periods in 2010. The total increase of $242,500 or 20.9% includes $39,600 being an additional expense recorded for options which fully vested upon retirement of an officer of the Company, $50,600 of additional expenses related to increased sales and marketing initiatives in both domestic and international markets $39,700 for foreign currency, $54,100 related to professional fees related to business development and $20,000 in legal costs associated with the termination of the Watson Pharma, Inc. licensing and supply agreements.

Stellar continues to pursue business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

Interest and Other Income

Interest and other income during the three and six month periods ended June 30, 2011 was $3,400 and $6,900, respectively (2010 - $1,600 and $3,100, respectively). These amounts include interest received on short-term investments for both 2011 and 2010.  In 2011, interest earned on the Company’s short-term investments was an average of 0.85% compared to an average of 0.37% in 2010.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
June 30, 2011	$1,072,700	$58,400	$0.00
March 31, 2011	634,000	(302,895)	(0.01)
December 31, 2010	666,700	(968,400)	(0.03)
September 30, 2010	2,236,900	1,380,800	0.06
June 30, 2010	1,255,800	360,800	0.02
March 31, 2010	577,900	(247,500)	(0.01)
December 31, 2009	907,600	23,200	0.00
September 30, 2009	826,900	25,900	0.00

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,453,900 at June 30, 2011 as compared with $4,352,285 at December 31, 2010.

At June 30, 2011, the Company did not have any outstanding indebtedness.

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

RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and interim officer of the Company and his spouse) for services provided in the normal course of business. Advisory and consulting fees under this agreement were $6,600 per month.  This agreement was cancelled on January 17, 2011. During the three and six month periods ended June 30, 2011, the Company recorded and paid $3,300 (2010 - $19,800 and $39,000, respectively) as selling, general and administrative expense on account of this agreement.

On January 17, 2011, the Company retained Arnold Tenney, through LMT, as a consultant to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement, LMT will cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. In consideration for the services provided by Mr. Tenney, LMT is paid $16,700 per month. During the three and six month periods ended June 30, 2011, the Company has recorded and paid $50,100 and $95,150, respectively (2010 - $nil) as selling, general and administrative expense.

During the three and six month periods ended June 30, 2011, the Company recorded $11,100 and $21,000, respectively, for various legal services (2010 – $nil) to a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value.  There are no other classes of shares issued.  During the three and six month periods ended June 30, 2011, the Company issued 25,002 Common Shares (2010 – nil) as default shares due to late registration of the Common Shares subject to the private placement offering completed in October 2010.  As of the date of this report, the Company has 24,610,042 Common Shares issued and outstanding.

As of the date of this report, the Company had 1,029,500 Common Share options outstanding with an average exercise price of $0.83 per option.

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2011, the Company had one significant customer that represented 29% (a major wholesaler) of product sales (2010 - two significant customers that represented 54% (one major wholesaler – 22%; and one international customer – 32%). During the six month period ended June 30, 2011, the Company had one significant customer that represented 29% (a major wholesaler) of product sales (2010 –  49%; two significant customers that represented 49% (one major wholesaler – 27%; and one international customer – 22%).   The Company believes that its relationship with this customer is satisfactory.

OUTLOOK

As at August 11, 2011, the Company is debt free and had working capital of $4,500,000.  The Company believes, although there can be no assurance, that it can continue to fund its ongoing operations from several sources, including the sale of its products and royalty income resulting from out-licensing agreements for at least the next 12 months.

As discussed above under the heading "Liquidity and Capital Resources", the Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations.

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

ADDITIONAL INFORMATION

The Company makes available free of charge through our website, www.stellarpharma.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

Date: August 15, 2011