Form 10-Q
period 2011-09-30
STELLAR PHARMACEUTICALS INC
filed 2011-11-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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
———————
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding common shares, no par value, of the Registrant at: September 30, 2011: 24,610,042

STELLAR PHARMACEUTICALS INC.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

PART I –FINANCIAL STATEMENTS

ITEM 1.	CONDENSED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

CURRENT	As at September 30, 2011	As at December 31, 2010
Cash and cash equivalents (Note 2)	$3,511,390	$4,352,285
Accounts receivable, net of allowance of $nil (2010 - $nil)	364,792	493,370
Inventories (Note 3)	900,908	611,676
Taxes recoverable	38,760	-
Loan receivable	15,814	15,814
Prepaids, deposits and sundry receivables (Note 4)	121,047	99,433
Total current assets	4,952,711	5,572,578
PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	1,498,114	1,568,729
OTHER ASSETS (Note 6)	159,212	139,287
Total assets	$6,610,037	$7,280,594
LIABILITIES
CURRENT
Accounts payable	$253,652	$236,420
Accrued liabilities	188,135	557,735
Deferred revenues	8,393	8,645
Product returns liability (Note 10(c))	-	112,500
Total current liabilities	450,180	915,300

LONG TERM WARRANT LIABILITY (Note 7(e))	15,064	216,823
Total liabilities	465,244	1,132,123

CONTINGENCIES AND COMMITMENTS (Note 10)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common Shares with no par value

ISSUED (Note 7)
24,610,042 Common Shares (2010 – 24,585,040)	9,046,206	9,055,982
Additional Paid-in capital options - outstanding	287,885	211,781
Additional Paid-in capital options - expired	795,740	733,517
	10,129,831	10,001,280
DEFICIT	(3,985,038)	(3,852,809)
Total shareholders’ equity	6,144,793	6,148,471
Total liabilities and shareholders’ equity	$6,610,037	$7,280,594

See accompanying notes to the condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM STATEMENTS OF OPERATIONS, COMPREHENSIVE
INCOME (LOSS) AND DEFICIT
(Expressed in Canadian Dollars)

(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2011	2010	2011	2010

PRODUCT SALES (Note 14)	$683,864	$690,881	$2,381,684	$2,052,144
ROYALTY AND LICENSING REVENUES (Note 14)	5,298	1,546,044	14,226	2,018,472

TOTAL REVENUES FROM ALL SOURCES	689,162	2,236,925	2,395,910	4,070,616
COST OF PRODUCTS SOLD	201,870	235,334	634,799	719,809

GROSS PROFIT	487,292	2,001,591	1,761,111	3,350,807

EXPENSES
Selling, general and administrative (Notes 7(b), (d), 12 & 15)	621,641	566,371	2,024,640	1,726,890
Research and development	12,196	45,606	45,966	81,560
Change in warrant liability (Note 7(e))	(266,029)	-	(201,759)	-
Amortization (non-manufacturing property, plant and equipment)	12,314	11,600	36,438	38,919
	380,122	623,577	1,905,285	1,847,369
INCOME (LOSS) FROM OPERATIONS	107,170	1,378,014	(144,174)	1,503,438
INTEREST AND OTHER INCOME	5,091	2,827	11,945	5,949
LOSS ON DISPOSAL OF EQUIPMENT	-	-	-	(15,308)

INCOME (LOSS) AND COMPREHENSIVE INCOME FOR THE PERIOD BEFORE INCOME TAXES	112,261	1,380,841	(132,229)	1,494,079

Current income tax expense (Note 13)	-	(421,300)	-	(435,100)
Future income tax recovery (Note 13)	-	421,300	-	435,100

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	112,261	1,380,841	(132,229)	1,494,079

DEFICIT, beginning of period	(4,097,299)	(4,265,279)	(3,852,809)	(4,378,517)
DEFICIT, end of period	$(3,985,038)	$(2,884,438)	$(3,985,038)	$(2,884,438)

EARNINGS (LOSS) PER SHARE (Note 8) - Basic	$0.00	$0.06	$(0.01)	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic	24,610,042	23,585,040	24,599,144	23,517,256

EARNINGS (LOSS) PER SHARE (Note 8) - Diluted	$0.00	$0.06	$(0.01)	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Diluted	24,610,042	23,594,579	24,599,144	23,518,390

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2011	2010	2011	2010

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES-
Net income (loss) for the period	$112,261	$1,380,841	$(132,229)	$1,494,079
Items not affecting cash
Amortization	23,826	21,474	78,889	79,053
Current income tax expense		(421,300)	-	(435,100)
Future income tax recovery		421,300	-	435,100
Loss on disposal of equipment	-	-	-	15,308
Change in warrant liability (Note 7(e))	(266,029)	-	(201,759)	-
Issuance of equity instruments for services rendered	9,001	-	14,467	4,000
Stock-based compensation (Note 7(d))	47,330	66,689	138,327	118,079
Change in non-cash operating asset and liabilities (Note 9)	137,403	39,974	(686,148)	(535,908)

CASH FLOWS (USED IN) OPERATING ACTIVITIES	63,792	1,508,978	(788,453)	1,174,611

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES -
Additions to property, plant and equipment	-	(28,052)	(5,008)	(290,194)
Increase to other assets	(3,710)	(6,000)	(23,191)	(16,847)
Proceeds from sale of equipment	-	-	-	12,630

CASH FLOWS USED IN INVESTING ACTIVITIES	(3,710)	(34,052)	(28,199)	(294,411)

CASH FLOWS USED IN FINANCING ACTIVITIES -
Stock options exercised	-	-	-	69,000
Share issuance costs (Note 7(a))	(2,559)	-	(24,243)	-

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(2,559)	-	(24,243)	69,000

CHANGE IN CASH AND CASH EQUIVALENTS	57,523	1,474,926	(840,895)	949,200

CASH AND CASH EQUIVALENTS,
Beginning of period	3,453,867	1,799,486	4,352,285	2,325,212
CASH AND CASH EQUIVALENTS,
End of period	$3,511,390	$3,274,412	$3,511,390	$3,274,412

See accompanying notes to condensed interim financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
 (Unaudited)
SEPTEMBER 30, 2011

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2011, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

a)
Estimates

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, warrant liability, revenue recognition and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

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

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION (continued)

c)	Recently Adopted Accounting Standards

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

d)	New Accounting Standards Not Yet Adopted

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

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The Company will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011. The Company does not anticipate that this adoption will have a significant impact on our financial position or results of operations.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

2.	CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2011	2010
Cash	$2,511,341	$2,852,546
Short-term investments	1,000,049	1,499,739
	$3,511,390	$4,352,285

3.	INVENTORIES

	September 30,	December 31,
	2011	2010
Raw materials	$206,332	$222,879
Finished goods	137,454	88,152
Packaging materials	67,763	79,905
Work in process	489,359	220,740
	$900,908	$611,676

4.	PREPAIDS, DEPOSITS AND SUNDRY RECEIVABLES

	September 30,	December 31,
	2011	2010
Prepaid operating expenses	$97,905	$95,431
Prepaid manufacturing	18,465	-
Interest receivable on investments	4,677	4,002
	$121,047	$99,433

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

5.	PROPERTY, PLANT AND EQUIPMENT

		September 30, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	200,332	417,922
Office equipment	44,308	41,940	2,368
Manufacturing equipment	1,469,980	598,948	871,032
Warehouse equipment	17,085	12,724	4,361
Packaging equipment	111,270	29,458	81,812
Computer equipment	156,363	125,744	30,619
	$2,507,260	$1,009,146	$1,498,114
.
		December 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	177,148	441,106
Office equipment	44,308	41,203	3,105
Manufacturing equipment	1,469,980	565,562	904,418
Warehouse equipment	17,085	10,161	6,924
Packaging equipment	111,270	20,392	90,878
Computer equipment	151,355	119,057	32,298
	$2,502,252	$933,523	$1,568,729

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

6.	OTHER ASSETS

		September 30, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$173,208	$13,996	$159,212

		December 31, 2010
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$150,017	$10,730	$139,287

The Company currently has patents of $108,152 at September 30, 2011 (December 31, 2010 - $84,963) which are not being amortized as these patents are currently pending.

7.	CAPITAL STOCK

(a)	Common Shares

During the nine month period ended September 30, 2011, the Company issued 25,002 Common Shares and recorded $14,467 for these default shares issued due to late registration of the Common Shares issued pursuant to the private placement offering during the year ended December 31, 2010.  The Common Shares were valued using the market price of the Common Shares at the date of issuance.  The Company also recorded $24,243 in fees related to the registration of the Common Shares issued pursuant to such private placement.

Authorized: An unlimited number of Common Shares, with no par value.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK (continued)

	Number of Shares	Amount
Balance, December 31, 2010 and March 31, 2011	24,585,040	$9,055,982
Shares issued as default shares	25,002	5,466
Private placement registration fees	-	(21,684)
Balance, June 30, 2011	24,610,042	9,039,764
Shares issued as default shares – value adjustment	-	9,001
Private placement registration fees	-	(2,559)
Balance, September 30, 2011	24,610,042	$9,046,206

(b)	Paid-in Capital Options – Outstanding

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2010	$211,781
Expense recognized for options issued to employees/ directors	63,735
Options issued to employees/directors expired	(62,223)
Balance, March 31, 2011	213,293
Expense recognized for options issued to employees/ directors	27,262
Balance, June 30, 2011	240,555
Expense recognized for options issued to employees/ directors	47,330
Balance, September 30, 2011	$287,885

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK (continued)

(c)	Paid-in Capital Options - Expired

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2010	$733,517
Options issued to employees/directors expired	62,223
Balance, March 31, June 30 and September 30, 2011	$795,740

(d)	Stock Based Compensation

The Company’s stock-based compensation program ("Plan") includes stock options in which some options vest based on continuous service, while others vest based on performance conditions such as profitability and sales goals. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant. For performance-based awards, compensation expense is recorded over the remaining service period when the Company determines that achievement is probable.

During the three and nine month periods ended September 30, 2011, there were nil and 305,000 options granted (2010 – nil and nil). Of the options granted, 180,000 were granted to directors/officers of the Company at $0.41 (US$0.42).  These options vest as to 25% on each of September 30 and December 31, 2011, and March 31 and June 30, 2012.  The remaining 125,000 options were granted to employees at $0.68 (US$0.71) and vest (25% per quarter in 2012) upon achieving certain financial objectives. As at September 30, 2011, 10,000 of these options were cancelled due to the departure of certain employees. Since share-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  For the three and nine month periods ended September 30, 2011, the Company recorded $47,330 and $138,327, respectively (2010 – $66,689 and $118,079, respectively), as compensation expense for options issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative expense.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40 to $0.59	180,000	4.5	$0.41	45,000	$0.41
$0.60 to $0.79	115,000	4.7	0.68	-	-
$0.80 to $0.89	77,000	3.1	0.84	67,000	0.84
$0.90 to $0.99	510,000	3.8	0.95	212,500	0.95
$1.00 to $1.09	147,500	3.1	1.00	147,500	1.00
	1,029,500	3.8	$0.83	472,000	$0.92

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

7.	CAPITAL STOCK (continued)

On June 22, 2011, pursuant to resolutions by the Board of Directors and shareholders, the Company amended the Plan to change the maximum number of Common Shares from a fixed number of 4,629,452 to a floating amount equivalent to 10% of the issued and outstanding Common Shares. As at September 30, 2011, the maximum number of options that may be issued under the plan is 2,461,004 (December 31, 2010 – 4,629,452).

The total number of options outstanding as at September 30, 2011 was 1,029,500 (December 31, 2010 – 876,500). The total number of options exercisable as at September 30, 2011 was 472,000 (December 31, 2010 – 324,000).  The weighted average fair value of options expensed during the nine month period ended September 30, 2011 was estimated at $0.85 (2010 - $0.93).

(e)	Warrants

As at September 30, 2011, the following compensation warrants were outstanding:

Expiry Date	Number of	Weighted Average Exercise	Fair
	warrants	Price	Value
April 8, 2012	500,000	US$1.50 ($1.44)	$8,831
April 8, 2012	500,000	US$2.00 ($1.93)	$4,155
April 8, 2012	500,000	US$2.50 ($2.41)	$2,078
	1,500,000	US$2.00 ($1.93)	$15,064

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

As at September 30, 2011, the fair value of the warrant liability of $15,064 (December 31, 2010 - $216,823) was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0% expected volatility of 114% risk-free interest rate of 0.92% and expected term of 6 months.

For the three and nine month periods ended September 30, 2011, the Company recorded ($266,029) and ($201,759), respectively (2010 - $nil and $nil) as change in warranty liability expense.

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

The following table sets forth the computation of earnings per share based on the treasury method:

	For the Three Month Period		For the Nine Month Period
For the periods ended September 30	2011	2010	2011	2010
Numerator - net earnings available to common shareholders
Net earnings	$112,261	$1,380,841	$(132,229)	$1,494,079
Denominator - Weighted average
# of Common Shares outstanding - basic	24,610,042	23,585,040	24,599,144	23,517,256
Dilutive effect of stock options	-	263,750	-	263,750
Repurchase of shares under
treasury stock method	-	(254,211)	-	(262,616)
Denominator - Weighted average
# of Common Shares outstanding - diluted	24,610,042	23,594,579	24,599,144	23,518,390
Earnings (loss) per share - basic	$0.00	$0.06	$(0.01)	$0.06
Earnings (loss) per share - diluted	0.00	$0.06	$(0.01)	$0.06

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

9.	STATEMENT OF CASH FLOWS

Changes in non-cash balances related to operations are as follows:

	For the Three Month Period		For the Nine Month Period
For the periods ended September 30	2011	2010	2011	2010
Accounts receivable	$202,324	$131,725	$128,578	$(314,948)
Inventories	(175,442)	(112,622)	(289,232)	(78,764)
Prepaids, deposits and sundry receivables	33,587	20,152	(21,615)	38,698
Taxes recoverable	(20,304)	(5,998)	(38,760)	(4,497)
Loan receivable	-	-	-	4
Accounts payable and accrued liabilities	98,488	9,481	(352,367)	(177,984)
Product returns liability	-		(112,500)	-
Deferred revenues	(1,250)	(2,764)	(252)	1,583
	$137,403	$39,974	$(686,148)	$(535,908)

During the three and nine month periods ended September 30, 2011, there was no interest or taxes paid (2010 – $nil).

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

10.	CONTINGENCIES AND COMMITMENTS

(a)	Consulting Royalty Agreements

The Company has consultant royalty agreements in place for several of its international license agreements.   These agreements provide for royalty payments to consultants who assisted in locating licensees who have signed license agreements with the Company.

The royalty fees recorded for consultants include 10% of the upfront fees received from the licensees and 10% of any future milestone payments received.  In addition, royalty payments are also based on 4 to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees for the three and nine month periods ended September 30, 2011 were $2,617 and $12,533, respectively (2010 - $21,006 and $66,010, respectively). These amounts have been recorded as royalty expense in selling, general and administrative expense.

(b)	Lease Agreements

The Company presently leases office and warehouse equipment under operating leases. For the three and nine month periods ended September 30, 2011, the total expense related to leases were $952 and $2,850, respectively (2010 - $949 and $3,497, respectively). At September 30, 2011, the remaining future minimum lease payments under operating leases are $8,296 (December 31, 2010 - $5,183).

(c)	Product Returns Liability

During the year ended December 31, 2010, the Company was advised that a licensee was planning to exercise its contractual rights to return a quantity of NeoVisc product.  The Company subsequently has made a provision for the licensee to receive a quantity of product at no charge and in addition, all contractual rights to return product now and in the future have been removed. The liability for the Company for this return was eliminated at September 30, 2011 (December 31, 2010 - $112,500).

(d)	Executive Termination Agreement

The Company currently has an employment agreement with an executive officer of the Company that contains change of control benefits. The agreement provides that in the event that the officer’s employment is terminated by the Company other than for cause, or for good reason or within six months of a change of control of the Company, the officer is entitled to (i) a lump sum payment equal to $202,500 (based on current base salary), (ii) all outstanding and accrued regular and vacation pay and expenses and (iii) the immediate vesting of options which would continue to be available for exercise for a period of 30 days following the date of termination.  As the likelihood of this event taking place is not determinable, the contingent payment has not been reflected in these financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

11.	SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2011, the Company had two significant customers that represented 48.3% (one major wholesaler-37.8% and one international customer – 10.5%) of product sales (2010 - two significant customers that represented 72% (one major wholesaler – 12%; and one international customer – 60%). During the nine month period ended September 30, 2011, the Company had one significant customer that represented 31.3% (a major wholesaler) of product sales (2010 – three significant customers that represented 64% (one major wholesaler – 19%; and two international customers – 33% and 12%).   The Company believes that its relationship with these customers is satisfactory.

12.	RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and interim officer of the Company and his spouse) for services provided in the normal course of business. Advisory and consulting fees under this agreement were $6,600 per month.  This agreement was cancelled on January 17, 2011. During the three and nine month periods ended September 30, 2011, the Company recorded and paid $3,300 (2010 - $19,800 and $58,800, respectively) as selling, general and administrative expense pursuant to this agreement.

On January 17, 2011, the Company retained Arnold Tenney, through LMT, as a consultant to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement, LMT will cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. In consideration for the services provided by Mr. Tenney, LMT is paid $16,700 per month. During the three and nine month periods ended September 30, 2011, the Company has recorded and paid $50,100 and $141,950, respectively (2010 - $nil and $nil) as selling, general and administrative expense.

During the three and nine month periods ended September 30, 2011, the Company recorded $41,574 and $62,586, respectively, for various legal services (2010 – $nil and $nil) to a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense.

13.	INCOME TAXES

The Company has no taxable income under the Federal and Provincial tax laws for the three and nine month periods ended September 30, 2011 and 2010. The Company has non-capital loss carry-forwards at September 30, 2011 totaling approximately $1,970,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2014 and 2029.  The cumulative carry-forward pool of scientific research and experimental development (SR&ED) expenditures that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at September 30, 2011 was $338,500.  All taxable benefits are fully allowed for because the realization of the assets is undeterminable.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

14.           SEGMENTED INFORMATION

Revenue for the three and nine month periods ended September 30 2011 and 2010 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

The Company is engaged in the sale of three lines of product:

	September 30
	Unaudited
	For the Three Month Period		For the Nine Month Period
Product Sales	2011	2010	2011	2010
NeoVisc	67.9%	17.7%	62.8%	32.9%
Uracyst	30.3%	12.6%	35.7%	16.6%
BladderChek	0.8%	0.5%	0.7%	0.8%
Subtotal	99.0%	30.8%	99.2%	50.3%
Licensing & Royalty Fees	0.8%	69.1%	0.5%	49.5%
Other	0.2%	0.1%	0.3%	0.2%
	100.0%	100.0%	100.0%	100.0%

Royalty and licensing revenues for the three and nine month periods ended September 30, 2011 and 2010 includes royalties earned during these periods, as well as license fee milestones.  Revenues earned are as follows:

	September 30
	Unaudited
	For the Three Month Period		For the Nine Month Period
Product Sales	2011	2010	2011	2010
Domestic sales	$464,610	$448,932	$1,415,024	$1,382,135
International sales	217,368	239,814	960,799	663,730
Other revenues	1,885	2,135	5,861	6,279
Total Product Sales	$683,864	$690,881	$2,381,684	$2,052,144

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

STELLAR PHARMACEUTICALS INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

14.           SEGMENTED INFORMATION (continued)

	September 30
	Unaudited
	For the Three Month Period		For the Nine Month Period
Royalties & Licensing Revenues	2011	2010	2011	2010
Licensing fees	$-	$1,446,168	$-	$1,849,960
Royalty payments	5,298	99,376	14,226	168,512
Total Royalty & Licensing Revenues	$5,298	$1,546,044	$14,226	$2,018,472

15.           FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business.  During the three and nine month periods ended September 30, 2011, the Company had a foreign currency gain of $58,765 and $3,574, respectively (2010 – gain of $12,015 and loss of $3,461, respectively).  These amounts have been included in selling, general and administrative expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This report was prepared on November 6, 2011 and should be read in conjunction with the September 30, 2011 financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, which eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement of deliverables.  This guidance became effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted the provisions of the guidance in the first quarter of 2011.  The adoption did not have a material impact on the Company’s financial statements.

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

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011. The Company does not anticipate that this adoption will have a significant impact on our financial position or results of operations.

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

Stellar has developed and is marketing three products in Canada based on its core polysaccharide technology:

(i)	NeoVisc®, 3 injection treatment for osteoarthritis;
(ii)	NeoVisc® Single Dose, a single injection treatment for osteoarthritis: and
(iii)	Uracyst®; for the treatment of GAG deficient forms of Cystitis (IC)

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011

For the three month period ended September 30, 2011, total revenues from all sources decreased by 69.2% to $689,200, compared to $2,236,900 in the same period during 2010.  This differential for the three month period ended September 30, 2011, were due primarily to one-time licensing and milestone revenues of $1,446,200 recorded in the same period in 2010.  Product sales for both domestic and international markets for the three month period ended September 30, 2011 decreased by 1.0% to $682,000 from $688,700, while the nine month period product sales increased by 16.1%, to $2,375,800 from $2,045,900, compared to the same periods in 2010.

For the nine month period ended September 30, 2011, total revenues from all sources decreased by 41.1% to $2,395,900, compared to $4,070,600 for the same period in 2010. The 2010 revenues included a one-time milestone payment received from Watson Pharmaceuticals for $1,345,200 and one-time licensing fees of $504,800.

Total expenses for the three month period ended September 30, 2011 decreased 39.0% or $243,500, compared to the same period in 2010.  Total expenses for the nine month period end September 30, 2011 increased 3.1% or $57,900, compared to the same period in 2010.

The Company’s net income (loss) for the three and nine month periods ended September 30, 2011 were $112,300 and ($132,200), respectively, compared to $1,380,800 and 1,494,100, respectively, for the same periods in 2010.  As noted above, the net income for the three month period ended September 30, 2010 included $1,446,200 of royalty and licensing revenues, compared to $nil for the same periods in 2011, which accounted for a significant portion of the differential in profit. Although these one-time revenues constituted an important part of the Company’s business, the Company is encouraged by the increases noted in both the international and domestic markets.

Factors contributing to the net loss of $132,200 for the nine month period ended September 30, 2011, compared to the same period in 2010, were several non-cash transactions, including:

•	share option expense of $138,300 (2010 – $118,100), of which $21,700 (2010 - $nil) related to options which fully vested upon the retirement of an officer of the Company, and
•	amortization expense of $36,400 (2010 - $38,900)

Factors causing a reduction in the net loss for the nine month period ended September 30, 2011, were the following non-cash transactions:

•	warrant liability expense of ($201,800) (2010 - $nil) related to the re-valuation of warrants issued in the October 2010 private placement, and
•
foreign currency exchange expense of ($3,600) (2010 - $3,500). The Company currently holds $43,300 in U.S. currency and $48,100 in Euro funds. At September 30, 2011, the currency exchange rate for the U.S. dollar to the Canadian dollar was $1.0389 compared to $1.0298 at September 30, 2010. As at September 30, 2011 the currency exchange rate for Euro funds to the Canadian dollar was $1.3971 compared to $1.4006 at September 30, 2010.

Gross Profit and Cost of Products Sold

Gross profit for the third quarter of 2011, decreased by 75.7% to $487,300, compared to a gross profit of $2,001,600 for the same period in 2010.  Gross profit for the nine months period ended September 30, 2011 decreased by 47.4% to $1,761,100 compared to $3,350,800, compared to the same period in 2010. The decrease in gross profit is primarily due to decreased royalty and licensing revenues from those recorded in 2010.

Cost of products sold as a percentage of sales for the three and nine month periods ended September 30, 2011 were 29.5% and 26.7% respectively, as compared to 34.1% and 35.7% respectively, for the same periods in 2010. The decrease in cost of products sold is primarily due to improved manufacturing yields in 2011.

Research and Development

Stellar continues to invest in research and development of its products in Canada and in international markets. For the three and nine month periods ended September 30, 2011, the Company incurred $12,200 and $46,000, respectively, in research and development costs, compared to $45,600 and $81,600 for the same period in 2010. During 2011, the Company continued its development of manufacturing processes to improve yields from both Uracyst and NeoVisc production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2011 were $621,600 compared to $566,400 for the same period in 2010. The total increase of $55,300 or 9.8% includes $35,600 of additional expense related to increased sales and marketing initiatives in both domestic and international markets, $111,300 related to business development activities and ($46,800) for converted foreign currency.

Selling, general and administrative expenses for the nine month period ended September 30, 2011 was $2,024,600 compared to $1,726,900 for the same periods in 2010. The total increase of $297,700 or 17.2% includes $21,700 being an additional expense recorded for options which fully vested upon retirement of an officer of the Company, $100,300 of additional expenses related to increased sales and marketing initiatives in both domestic and international markets, $205,600 related to professional fees related to business development and $20,000 in legal costs associated with the termination of the Watson Pharma, Inc. licensing and supply agreements.

Stellar continues to pursue business development activities associated with out-licensing Stellar’s current products in other international markets, in-licensing products for the Canadian market and developing additional products.

Warrant Liability

The revaluation of the warrant liability at September 30, 2011 has resulted in a positive effect on warrant expense recorded for the three and nine month periods ended September 30, 2011, with a credit of $266,000 and $201,800, respectively (2010 - $nil and $nil, respectively) being recorded. Since the warrants are denominated in US dollars and the Company’s functional currency is in Canadian dollars, the fair market value of warrants fluctuates from period to period.  The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.

Interest and Other Income

Interest and other income during the three and nine month periods ended September 30, 2011 were $5,100 and $11,900, respectively (2010 - $2,900 and $5,900, respectively). These amounts include interest received on short-term investments for both 2011 and 2010.  In 2011, interest earned on the Company’s short-term investments was an average of 0.76% compared to an average of 0.67% in 2010.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
September 30, 2011	$689,200	$112,300	$0.00
June 30, 2011	1,072,700	58,400	0.00
March 31, 2011	634,000	(302,895)	(0.01)
December 31, 2010	666,700	(968,400)	(0.03)
September 30, 2010	2,236,900	1,380,800	0.06
June 30, 2010	1,255,800	360,800	0.02
March 31, 2010	577,900	(247,500)	(0.01)
December 31, 2009	907,600	23,200	0.00

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,511,400 at September 30, 2011 as compared with $4,352,300 at December 31, 2010.

At September 30, 2011, the Company did not have any outstanding indebtedness.

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

RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and interim officer of the Company and his spouse) for services provided in the normal course of business. Advisory and consulting fees under this agreement were $6,600 per month.  This agreement was cancelled on January 17, 2011. During the three and nine month periods ended September 30, 2011, the Company recorded and paid $3,300 (2010 - $19,800 and $58,800, respectively) as selling, general and administrative expense on account of this agreement.

On January 17, 2011, the Company retained Arnold Tenney, through LMT, as a consultant to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement, LMT will cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. In consideration for the services provided by Mr. Tenney, LMT is paid $16,700 per month. During the three and nine month periods ended September 30, 2011, the Company has recorded and paid $50,100 and $142,000, respectively (2010 - $nil) as selling, general and administrative expense.

During the three and nine month periods ended September 30, 2011, the Company recorded $41,600 and $62,600, respectively, for various legal services (2010 – $nil) provided by a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense.

CAPITAL STOCK

The Company has authorized an unlimited number of Common Shares, without par value.  There are no other classes of shares issued.  During the three month period ended September 30, 2011, no Common Shares (2010 – 105,000) were issued.  During the nine month periods ended September 30, 2011, the Company issued 25,002 Common Shares  as default shares due to late registration of the Common Shares subject to the private placement offering completed in October 2010 (2010 – 105,000 (100,000 to directors, officers and employee’s for options exercised and 5,000 to consultants for services rendered) .  As of the date of this report, the Company has 24,610,042 Common Shares issued and outstanding.

As of the date of this report, the Company had 1,029,500 Common Share options outstanding with an average exercise price of $0.83 per option.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2011, the Company had two significant customers that represented 48.3% (one major wholesaler –37.8% and one international customer – 10.5%) of product sales (2010 - two significant customers that represented 72% (one major wholesaler – 12%; and one international customer – 60%). During the nine month period ended September 30, 2011, the Company had one significant customer that represented 31.3% (a major wholesaler) of product sales (2010 – three significant customers that represented 64% (one major wholesaler – 19%; and two international customers – 33% and 12%).   The Company believes that its relationship with this customer is satisfactory.

OUTLOOK

As at November 9, 2011, the Company is debt free and had working capital of $3,638,900.  The Company believes, although there can be no assurance, that it can continue to fund its ongoing operations from several sources, including the sale of its products and royalty income resulting from out-licensing agreements for at least the next 12 months.

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

Date: November 14, 2011