Form 10-K
period 2011-12-31
STELLAR PHARMACEUTICALS INC
filed 2012-04-03
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Stellar Pharmaceuticals Inc.
(Name of small business issuer in its charter)

Ontario, Canada	0-31198	Not Applicable
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

57 Martin Street, Milton, Ontario, Canada L9T 2R1
(Address of Principal Executive Office) (Zip Code)

(519) 434-1540
(Registrant’s telephone number, including area code)

—————————

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, no par value
(Title of Class)

—————————

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the OTC Bulletin Board, as of the last business day of the registrant's most recently completed fourth fiscal quarter was Cdn$10,440,510.

On March 29,2012 39,610,042 common shares were issued and outstanding.

General

In this annual report, “we”, “us”, “our”, “Stellar” and the “Company” refer to Stellar Pharmaceuticals Inc., an Ontario, Canada corporation, and, unless the context otherwise requires, its consolidated direct and indirect subsidiaries. All dollar amounts in this annual report are stated in Canadian Dollars unless stated otherwise. Certain terms used in this annual report are defined below in the section entitled “Glossary”. NeoVisc®, Uracyst® and Uropol® are trademarks owned by Stellar and are the subject of trademark registrations in certain jurisdictions. References to other products in this annual report are owned by third parties and certain of such other products have been trademarked and are the subject of trademark registrations in certain jurisdictions.

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

Exchange Rate for Canadian Dollar

The accounts for Stellar are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 30, 2012, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $1.0009 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2011 and 2010.

	Years ended December 31,
	2011	2010
At End of Year	0.9833	1.0054
Average	1.0110	0.9709
High	1.0583	1.0054
Low	0.9430	0.9278

PART 1

ITEM 1   BUSINESS

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Stellar Pharmaceuticals Inc. is an emerging Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. The Company targets several therapeutic areas in Canada but has a particular interest in products for the treatment of pain, urology, dermatology and endocrinology/cardiology. Stellar also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships. On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. (together herein referred to as “Tribute”), creating a North American specialty pharmaceutical company. As a result, Stellar has gained access to a portfolio of existing products, as well as certain rights to the future development and distribution of therapeutic products within the Canadian marketplace.

Stellar’s current portfolio of assets includes nine products: NeoVisc®, NeoVisc® Single Dose, Uracyst®, BladderChek®, Bezalip® SR, Soriatane®, Cambia®, Daraprim®, and MycoVa™.  Each of these products has received regulatory approval in Canada, with the exception of Cambia and MycoVa.

Stellar markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of select products in 27 countries, and continues to expand this footprint. The Company’s focus on business development is twofold: utilizing in-licensing and out-licensing for immediate impact on its revenue stream, as well as product development for future growth and stability.

Stellar’s management team has a strong track record in senior management positions at companies such as Wyeth, GSK, Syntex/Roche, Astra-Zeneca and Biovail. The team has extensive business development experience and has completed numerous prior product acquisitions, licensing and product re-formulation transactions. The senior management at Stellar has grown and managed companies with sales in excess of USD$300 million in the U.S. and over CDN$150 million in Canada. The Stellar management team also has extensive experience in product launches in Canada.

Stellar was incorporated under the Business Corporations Act (Ontario) on November 14, 1994. The Company maintains two facilities including its head office located at 57 Martin Street, Milton, Ontario, Canada L9T 2R1 and the Company’s production facility at 544 Egerton Street, London, Ontario, Canada N5W 3Z8. The Company’s telephone number is (519) 434-1540, its facsimile number is (519) 434-4382 and its e-mail address is stellar@stellarpharma.com. The Company maintains a website at www.stellarpharma.com. The information contained in, or that can be accessed through, the Company’s website is not part of, and is not incorporated into this Annual Report on Form 10-K or other filings the Company makes with the Securities and Exchange Commission (the “SEC”). The Company will make available free of charge on its website the annual report on Form 10-K, future quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company will also make available all financial reports filed in accordance with US GAAP with SEDAR through its website.

Products

Approved & Marketed Products

NeoVisc® and NeoVisc® Single Dose

NeoVisc is a 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution used for the temporary replacement of synovial fluid in osteoarthritic joints. NeoVisc is classified in Canada by the Therapeutic Products Directorate (“TPD”) as a “medical device” under the Medical Devices Regulations of the Food and Drugs Act (Canada). NeoVisc is packaged, sold and marketed as a three injection therapy. The product is administered weekly by intra-articular injection, by injecting the product directly into the affected joint.

NeoVisc Single Dose is a 6 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution delivered as a single intra-articular injection and sold as a single dose therapy. Single dose therapy offers all the benefits of the NeoVisc three dose therapy plus ease of administration with just one injection, but its duration of effect is somewhat reduced in comparison to the three dose therapy.

This type of treatment, referred to as viscosupplementation, is a well-established treatment for osteoarthritis of the knee, having gained Canadian approval in 1992 and United States approval in 1997. Viscosupplementation has also been used since the mid 1980s in many European markets. Replacing or supplementing the joint fluid provides symptomatic relief from the pain of osteoarthritis of the knee for up to 6 to 12 months with the three dose products before a repeat set of injections is required. In late 2003, the first single dose product was launched in Canada and by 2009 there were four single dose therapies available in the Canadian market, including NeoVisc single dose. Single dose offers convenience of a single injection but the clinical effect lasts only 3 to 6 months.

Osteoarthritis and Treatment Options: Osteoarthritis (“OA”) is the most common form of chronic arthritis worldwide and is a key cause of pain and disability in older adults. According to the Arthritis Society of Canada, OA affects about 10% of the adult population. OA of the knee, about twice as common as OA of the hip, is becoming an increasingly important condition with the aging population. OA risk factors include injury, prior joint inflammation, abnormalities of joint shape, and obesity. OA is a degenerative and sometimes painful disease associated with long term wear on weight-bearing joints. The market for OA is expected to grow significantly in future years as the average age of the population increases.

Current OA remedies focus on symptomatic relief and postponement of surgical intervention. These remedies include:

1.	Drugs: Products for pain such as aspirin, acetaminophen and other non-steroidal anti-inflammatory drugs (NSAID), such as naproxen, diclofenac, and COX/2 inhibitors;
2.	Hyaluronic acid (“HA”) injections;
3.	Steroidal Anti Inflammatory: Corticosteroids are also used to treat the inflammation associated with the disease; and
4.	Joint Replacement: Surgical replacement with artificial joints.

Products: such as NeoVisc provide a non-pharmacological option in obtaining symptomatic improvements by supplementing the synovial fluid in the affected joint. NeoVisc can also be used in conjunction with drug treatments like NSAIDs, thereby reducing the overall cost of treatment, increasing clinical benefits and delaying or avoiding steroid use and joint replacement.

Competitive Analysis: There are a number of competitive viscosupplements to NeoVisc in Canada for both NeoVisc and NeoVisc Single Dose, including Genzyme’s products Synvisc® and Synvisc® One. The competitive landscape in the United States and other international markets is now very similar to the Canadian market. NeoVisc is an effective, high molecular weight linear format, available in a single or triple dose presentation. Furthermore, NeoVisc is the only marketed viscosupplement manufactured and packaged in Canada.

Uracyst® (Uropol®)

Stellar developed Uracyst, a sterile 2.0% sodium chondroitin sulfate solution available in a 20 mL vial. Uracyst is used in the treatment of certain forms of interstitial cystitis (“IC”) and non-common cystitis. This product is instilled by catheter directly into a patient’s bladder.

Uracyst provides symptomatic relief for patients suffering from glycosaminoglycan (“GAG”) deficient cystitis such as IC and non-common cystitis (including radiation-induced cystitis and hemorrhagic cystitis) by supplementing and replenishing deficiencies in the glycosaminoglycan lining of the bladder wall. This GAG lining acts as a protective barrier between urine and the bladder wall. It protects the bladder wall against irritants and toxins (e.g., micro crystals, carcinogens and acid) in the urine and serves as an important defense mechanism against bacterial adherence. Many researchers believe that a large number of IC patients (over 70%) have “leaky” or deficient GAG layers in their bladder.

Uracyst is typically instilled weekly for six weeks, then once a month until symptoms resolve. Because these types of cystitis are typically chronic diseases of no known cause, patients will usually require re-treatment after a variable period of time when symptoms recur.

The Company has been issued a patent in the United States, China, Japan, Australia and Canada for the use of Uracyst treatments and has international patents pending. Uracyst is classified in Canada by TPD as a medical device under the Medical Devices Regulations of the Food and Drugs Act (Canada).

Interstitial Cystitis and Treatment Options: Interstitial cystitis is a chronic inflammation of the bladder wall and is often associated with painful symptoms of the lower abdomen. Unlike common cystitis, IC is not caused by bacteria and does not respond to conventional antibiotic therapy. IC can affect people of any age, race or sex, but is more frequently diagnosed in women.

Interstitial cystitis causes some or all of the following symptoms:

•	Frequency: Day and/or night frequency of urination (up to 60 times a day in severe cases). In early or very mild cases, frequency is sometimes the only symptom;
•	Urgency: Pain, pressure or spasms may also accompany the sensation of having to urinate immediately;
•	Pain: Can be abdominal, urethral or vaginal. Pain is also frequently associated with sexual intercourse; and
•
Other: Some patients also report experiencing symptoms such as muscle and joint pain, migraines, allergic reactions, colon and stomach problems, as well as the more common symptoms of IC described above.

At present, there is neither a cure for IC nor is there an effective treatment which works for everyone. The following treatments have been used to relieve the symptoms of IC in some people: (i) diet, (ii) bladder distention, (iii) instilled dimethyl sulfoxide (“DMSO”), heparin or HA, (iv) anti-inflammatory drugs, (v) antispasmodic drugs, (vi) antihistamines and (vii) muscle relaxants.

In severe cases, several types of surgery have been performed including bladder augmentation and urinary diversion. Products available for treating IC vary in their effectiveness. Most work for short periods of time and, in general, are effective in about 30% to 40% of patients. Some therapies can take up to six months of active treatment before patients start to show symptomatic improvement.

Competitive Analysis: The treatment of IC is a relatively small niche market. Because of low efficacy rates and relatively expensive treatment costs for competitive products, management believes the treatment of IC remains an unsatisfied market with no dominant competitive product. Ortho McNeil Pharmaceutical, Inc. is a  major competitors in the IC market. Ortho McNeil Pharmaceutical, Inc (Alza Corporation) has marketed Elmiron® (pentosan polysulfate sodium) in Canada since 1993. Elmiron® is used as an oral GAG replenishment therapy. Side effects reported from the use of Elmiron® include hair loss, diarrhea and extreme to mild gastrointestinal discomfort.

Bezalip® SR

Bezalip SR (bezafibrate) is a well established pan-peroxisome proliferator-activated receptor (pan-PPAR) activator. Bezalip SR, used to treat hyperlipidemia, has over 25 years of therapeutic use with a good safety profile. Bezalip SR is under license with Actavis Group PTC ehf and is sold exclusively in Canada by Stellar. Stellar also has the development and licensing rights to Bezalip SR in the United States.

Bezalip SR is chemically known as bezafibrate, an anti-lipidemic agent that lowers cholesterol and triglycerides in the blood. Bezalip SR, available in a sustained-release 400mg tablet taken once-per-day, is a fibric acid derivative, or fibrate, and works differently from the other classes of existing therapies. Bezalip SR is also very effective in lowering triglyceride levels and has shown to increase the levels of high density lipoproteins (“HDL”) or good cholesterol and lower low density lipoproteins (“LDL”) (the “bad” cholesterol) in most patients. Bezalip SR is contraindicated in patients with hepatic and renal impairment, pre-existing gallbladder disease, hypersensitivity to bezafibrate, or pregnancy or lactation.

Bezalip SR was developed and originally introduced in Canada in 1994 by Boehringer Mannheim. Boehringer Mannheim was acquired by Roche in 1998 and Roche divested Bezalip SR on a global basis to Actavis in January 2008. Tribute licensed the Canadian rights to Bezalip SR from Actavis in 2008 and the U.S. rights in 2011.

Hyperlipidemia Treatment Options: Hyperlipidemia, or high cholesterol, is a very common chronic condition and is characterized by an excess of fatty substances called lipids, mainly cholesterol and triglycerides, in the blood. It is also called hyperlipoproteinemia because these fatty substances travel in the blood attached to proteins. This is the only way that these fatty substances can remain dissolved while in circulation.

Hyperlipidemia, in general, can be divided into two subcategories:

•	Hypercholesterolemia, in which there is a high level of cholesterol; and
•	Hypertriglyceridemia, in which there is a high level of triglycerides, the most common form of fat.

Competitive Analysis: Cholesterol-lowering drugs include: statins, niacin, bile-acid resins, fibric acid derivatives, and cholesterol absorption inhibitors. All classes of cholesterol-lowering medicines are most effective when combined with increased exercise and a low-fat, high-fiber diet. The statin class includes some of the largest-selling prescription products in the world (Lipitor®, Zocor®, Crestor®, etc.). Statins dominate single-agent prescribing for the treatment of lipid disorders. The niacin (nicotinic acid – vitamin B3) class includes brands such as Niaspan®, which work primarily on increasing HDL cholesterol. The fibrates account for the third major class of cholesterol lowering treatments, and is composed of three competing molecules: gemfibrozil (Lopid®), bezafibrate (Bezalip SR), and fenofibrate (Lipidil® in Canada or Tricor® in the U.S.).

Soriatane®

Soriatane (acitretin) is chemically known as acitretin, and is indicated for the treatment of severe psoriasis (including erythrodermic and pustular types) and other disorders of keratinization. Soriatane is a retinoid, an aromatic analog of vitamin A.

Soriatane was approved in Canada in 1994 and is the first and only oral retinoid indicated for psoriasis. Soriatane is a systemic oral agent and is often used when other products used for milder forms of psoriasis like topical steroids, emollients and topical tar-based therapies have failed.

According to treatment guidelines, Soriatane should be reserved for patients unresponsive to, or intolerant of standard treatment. In addition, Soriatane should only be prescribed by physicians knowledgeable in the use of systemic retinoids. Soriatane is teratogenic and should not be used by women who are pregnant or who are planning to become pregnant during or within three years after stopping treatment of Soriatane.

Psoriasis Treatment Options: There are a number of different treatment options for psoriasis. Typically, topical agents are used for mild disease, phototherapy for moderate disease, and oral systemic agents and biologicals for severe disease.

The three main traditional systemic treatments are methotrexate, cyclosporine and retinoids. Unlike Soriatane, methotrexate and cyclosporine are immunosuppressant drugs. Methotrexate may cause a decrease in the number of blood cells made by bone marrow, may cause liver damage, lung damage, damage to the lining of the mouth, stomach or intestines, and may increase the risk of developing lymphoma (cancer that begins in the cells of the immune system), among other serious side effects. Methotrexate may also cause serious or life-threatening skin reactions. Cyclosporines are also very strong medicines and may cause side effects that could be very serious, such as high blood pressure and kidney and liver problems. It may also reduce the body's ability to fight infections.

Competitive Analysis: Soriatane occupies a place on the continuum of care that a physician might look to when a patient’s disease increases in severity and a patient has not responded well to topical agents. Soriatane will typically be used in combination with other drugs such as topical steroids, emollients or tar-based therapies. Biologic therapies such as Enbrel®, Humira® and Remicadeare are effective in treating severe forms of the disease, but are very expensive and sometimes not reimbursed by government or other private drug plans.

BladderChek®

Stellar licensed BladderChek for the Canadian market from Inverness Medical Innovations North America, Inc. (successor to certain contracts of Matritech, Inc.). The initial term of this license began on January 1, 2004 and ended on December 31, 2011. The Company is currently in the process of negotiating new terms under this agreement. The BladderChek test is a simple to use, point-of-care, in vitro diagnostic test for bladder cancer, and provides results (within 30 minutes) while the patient is in the physician's office. By placing four drops of urine on the BladderChek test cassette, a physician is able to detect the presence of elevated nuclear matrix protein NMP22.

The scientists that developed BladderChek discovered that high levels of NMP22 in urine frequently indicated the presence of cancer. NMP22 is found in the nuclei of cells where they contribute to nuclear structure and regulate important cell functions. NMP22 is elevated in bladder cancer cells 20 to 80 fold and is released into the urine of bladder cancer patients.

Daraprim®

Daraprim (pyrimethamine) is a medication used for protozoal infections. It is commonly used as an antimalarial drug (for both treatment and prevention of malaria), and is also used (combined with sulfadiazine) in the treatment of Toxoplasma gondii infections in immunocompromised patients, such as HIV-positive individuals. Daraprim was licensed from CorePharma LLC in November 2010 and is sold exclusively in Canada by Stellar.

Unapproved and Non-Marketed Products

Cambia®

Cambia (diclofenac potassium for oral suspension) was licensed from Nautilus Neurosciences, Inc. (“Nautilus”) in November 2010. Cambia was approved by the FDA in June 2009 and is currently marketed by Nautilus in the U.S.

Cambia is classified as a non-steroidal anti-inflammatory (NSAID) drug indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. Cambia is available as an oral solution in individual packets each designed to deliver a 50mg dose when mixed in water. Cambia is the only NSAID currently approved in Canada for the acute treatment of migraine. Furthermore, Cambia is the only approved NSAID available that was studied and proven to be an effective treatment for migraine under guidelines published by the International Headache Society to reach statistically significant results for all four co-primary endpoints including pain free response, nausea free, photophobia free and phonophobia free.  In addition, Cambia works fast to reduce migraine pain with onset of action occurring within 30 minutes.

Cambia is advantageous over currently marketed products due to its favorable characteristics, including:

•	Fast onset of action;
•	High peak blood concentration;
•	Attractive tolerability profile;
•	Safe application in various patient types; and
•	Cost advantage over competing products.

Subsequent to year end, Health Canada granted approval for Cambia (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events”). Cambia will compete in the prescription migraine pain market in Canada, which was estimated to be worth approximately $150 million in 2010.

MycoVa

MycoVa (terbinafine topical suspension), developed by NexMed (a wholly owned subsidiary of Apricus Bio), combines an existing, approved drug for nail fungus, terbinafine, with the NexACT® technology that enhances the absorption of the drug through the skin or nail bed. A combined post-hoc analysis of two randomized, double-blind, vehicle controlled, multicenter, parallel group Phase III studies to assess the efficacy, safety and tolerability of MycoVa demonstrated statistically significant results in primary and secondary efficacy endpoints in favor of active treatment in patients who did not present with comorbid tinea pedis (athlete’s foot), as these patients are considered at higher risk of reinfection.

The advantage of Apricus Bio’s MycoVa product is that it is easy to apply, and is therefore expected to improve patient compliance. MycoVa is applied to the infected nails, typically at bedtime, with minimal preparation, such as simply washing with soap and water. The formulation allows significant amounts of the drug to penetrate through the nail plate to the nail bed and surrounding area where fungus is located without significant systemic exposure.

NexMed is expected to file MycoVa with the regulatory authorities in Canada with Stellar’s cooperation. NexMed and Stellar intend to have a pre-NDS meeting with Health Canada during the first half of 2012.

Development Strategy

Stellar is an emerging specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. In addition to growing the business in Canada, the Company is also building revenues through out-licensing its current products to international markets.

Stellar’s future product development efforts will be focused initially on developing strategic partners to assist Stellar in gaining regulatory approval in the United States and other key international markets for NeoVisc and Uracyst. Additionally, Stellar is currently considering the development of a number of new product line extensions for these proprietary products, with the intention of expanding the indications for new markets.

Stellar also intends to meet with the FDA over the next several months to discuss the ongoing development initiatives for Bezalip SR in the U.S. market. The fibrate market alone is estimated at approximately $2.5 billion annually in the U.S. and the Company will explore all possibilities to obtain a market authorization for Bezalip SR in the U.S.

Sales and Marketing

Stellar’s sales and marketing strategy is focused on the organic growth of existing marketed products through several key activities. First, our sales force ensures that it targets known prescribers of our medications or medications that compete with our products. We create demand by providing customers with reliable and trustworthy information from credible sources and by coordinating and facilitating continuing health education events in targeted areas. Secondly, we support our products by providing physicians and other healthcare practitioners with quality patient care materials. And thirdly, we ensure that our products are easy to purchase through all major wholesalers and distributors in Canada and we manage our supply chain efficiently to ensure that we can always meet demand.

We consider our sales force to be very experienced and well trained. All of our representatives have experience from other pharmaceutical companies including many of the largest companies in the industry. Additionally, Stellar offers its representatives with a competitive incentive plan based on the achievement of results.

Manufacturing

Stellar currently outsources the manufacturing of its proprietary products to special sterile facilities operated by third party contractors. These facilities are in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice ("cGMP") regulations. The Company believes these facilities have sufficient excess capacity at present to meet the Company’s short and long term objectives. A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

The Company has established non-contractual supply arrangements for its raw materials with several sources. Stellar currently purchases the hyaluronic acid (“HA”) used in NeoVisc from Fidia Farmaceutici S.p.A. and the chondroitin sulfate used in the formulation of Uracyst from Bioiberica S.A., a Spanish supplier. In the event of an interruption in the supply of these raw materials from such suppliers, the Company has identified a secondary supplier for the HA raw material and believes it would be able to secure other raw materials at competitive prices from other suppliers located worldwide.

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

Stellar is responsible for secondary packaging of its proprietary products at its London, Ontario facility.

In-licensed products under the Tribute agreements are supplied as finished goods from the innovator and are received directly by Stellar’s third party logistic provider, Accuristix Inc. (formerly McKesson Logistics Solutions), one of the largest providers of pharmaceutical logistics in Canada, which provides warehousing, distribution, customer service and accounts receivable directly to the Company.

Stellar receives finished goods on consignment, under the terms established through a license agreement. Stellar sells its products indirectly through wholesalers who in turn resell the product to Canadian retail and hospital pharmacies.

The Industry

The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology. Stellar believes that competition in its markets is based on, among other things, product safety, product efficacy, convenience of dosing, reliability, availability and price. The market is dominated by a small number of highly-concentrated global competitors, many of which boast substantially greater resources than the Company. Given the size and scope of the competition, there can be no assurance that the Company will maintain or grow its current market position in its therapeutic areas, or that developments by others will not render the Company’s products or technologies non-competitive or obsolete. Also, many current and potential competitors of the Company may have greater name and brand recognition, or may enjoy more extensive customer relationships that could be leveraged to gain market share to the Company’s detriment. In addition, competitors may be able to complete the regulatory approval process more rapidly than the Company, and therefore may achieve market entry ahead of the Company’s products.

As such, and in order to maintain and improve its position in the industry, the Company is dedicated to enhancing its current products, developing or acquiring new products and product extensions and implementing a comprehensive international sales and distribution marketing strategy. If the Company is not able to compete effectively against current and future competitors, such failure may result in fewer customer orders, reduced gross margins and profitability and loss of market share, any of which would materially adversely affect the Company.

Competition

Stellar faces product competition from companies marketing competing pharmaceutical products and medical devices in Canada and on the business development front from other pharmaceutical companies seeking to license products that Stellar is interested in licensing or acquiring for the Canadian market.

Competitive Strengths

Management believes that Stellar maintains a high level of competitive advantage within its chosen therapeutic areas over other Canadian companies or multi-national subsidiaries seeking to license or acquire products in Canada. These include:

•	A well trained and skilled sales force and employees;
•	The ability to cost-effectively conduct research and development and produce products;
•	A strong focus on the development of formulations and technologies targeted at smaller market niches that have been largely ignored by the larger multinational pharmaceutical companies;
•	The ability to offer cost-effective pricing while maintaining acceptable gross profit margins;
•	Clear and defendable patents for certain of its products; and
•	The ability to rapidly and effectively identify market needs and develop or acquire new niche products.

REGULATORY, QUALITY ASSURANCES, SAFETY AND MEDICAL INFORMATION

Stellar currently utilizes a combination of internal and outsourced resources to address all of its quality assurance, regulatory affairs, pharmacovigilance and medical information needs. Stellar’s London, Ontario facility is ISO 1345 approved and the Company remains compliant with all regulatory guidelines.

Canadian Regulatory Overview

The Canadian Therapeutic Products Directorate (“TPD”) is the Canadian federal authority that regulates, evaluates and monitors the safety, effectiveness, and quality of drugs, medical devices, biologics and other therapeutic products available to Canadians. The TPD is part of Health Canada. The TPD’s regulatory process for review, approval and regulatory oversight of products is similar to the regulatory process conducted by the Food and Drug Administration (“FDA”) in the United States.

Prior to being given market authorization for a product, a manufacturer must present substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act and associated regulations. This information is submitted in the form of a New Drug Submission (“NDS”) in Canada.

The TPD performs a thorough review of the submitted information, sometimes using external consultants and advisory committees, to evaluate the potential benefits and risks of a drug. If, at the completion of the review, the conclusion is that the patient benefits outweigh the risks associated with the drug, the drug is issued a Notice of Compliance (“NOC”) and a Drug Identification Number (“DIN”) which permits the manufacturer to market the drug in Canada.

Currently, the process for the review of a drug typically takes an average of one to two years from the time that a manufacturer submits an NDS until the TPD approves a drug. The average time to approval varies but on average takes about fifteen to eighteen months.

All establishments engaged in the fabrication, packaging/labeling, importation, distribution, wholesale and operation of a testing laboratory relating to drugs are required to hold a Drug Establishment License unless expressly exempted under the Food and Drugs Regulations. The basis for the issuance of an Establishment License is compliance with current GMP as determined by inspection. Foreign sites whose products are being imported into Canada are also required to demonstrate GMP compliance.

Regulatory obligations and oversight continue following the initial market approval. The manufacturer must report any new information received concerning serious side effects, including the failure of a drug to produce the desired effect. The manufacturer must also notify the TPD of any new safety issues that it becomes aware of after the launch of a product.

Canadian Reimbursement Overview

After regulatory approval is received for a prescription drug, it can be sold to the public in accordance with prescription pharmaceutical regulations. Revenues are generated from prescription drug sales in Canada through one of three sources:

•	Cash: Patients will pay “out of pocket” at their sole expense. This portion of patients account for an estimated 10% of all prescription dollars spent in Canada.
•
Private Insurance: Approximately 45% of prescription dollars spent in Canada are reimbursed via third-party private insurers, under plans generally provided by patients’ employers. Patients may be reimbursed a percentage of the cost of covered drugs minus deductibles or co-pays. The availability for reimbursement of drugs varies according to the type of reimbursement plan designed by the insurance company. There are a number of private insurers operating in Canada that provide employee plans to private and public sector employers.

•
Government Drug Plans: Government drug plans cover the cost of nearly 45% of prescription dollars spent in Canada and generally serve patients over the age of 65 or patients for whom the cost of medications represents a significant financial burden such as families receiving social assistance. Each provincial government pays the cost of drugs that are listed on their own provincial formulary.

After regulatory approval of a drug is granted, approval for reimbursement is typically sought from provincial governments and private insurance companies. Until provincial and private reimbursement is approved, the product is sold only via cash purchases. Decisions to list drugs for reimbursement on private and government formularies varies widely depending on the drug, indications, competitive products and price.

Hospital products or products dispensed in the hospital are treated differently in Canada. All medications taken while in a hospital are fully reimbursed by the provincial governments. If a patient leaves the hospital and is prescribed a drug to be taken at home, this prescription would be reimbursed either by cash, private insurance or public insurance plans.

Common Drug Review (CDR)

The CDR was implemented in 2003 to provide formulary listing recommendations for new drugs to participating publicly-funded federal, provincial and territorial drug benefit plans in Canada.

The CDR consists of:

•	A systematic review of the available clinical evidence and a review of the pharmacoeconomic data for the drug; and
•	A listing recommendation made by the Canadian Expert Drug Advisory Committee.

Based on the targeted timeframes of the CDR, a review should be completed approximately 20 to 26 weeks following receipt of a manufacturer’s submission, after which recommendations are made to participating drug plans.

At the provincial and territorial level, products are reviewed on the basis of their cost-effectiveness, comparable utility to other similar products, projected utilization and cost implications to the publicly-funded drug budget. Each submission is reviewed but there is wide variance in the formulary decisions and the time taken to make such decisions. Provinces and territories may utilize the recommendations of the CDR, or perform their own analysis.

Presently, all provinces and territories except Quebec use the CDR recommendations in their assessment, but make their formulary decisions independently from the CDR. In many provinces, the formulary committee may grant “restricted or limited use approvals” for a drug as a means of regulating the size of the patient population eligible for reimbursement for the cost of the drug and by encouraging physicians to use older generation products first before prescribing newer, sometimes more costly medications.

Patent and Proprietary Protection

Where deemed appropriate, Stellar files patent applications for technologies which it owns or in respect of which it has acquired a license and, if necessary, then further developed to make such technologies marketable. Licensed products often include rights to the intellectual property (“IP”) of the licensor. Such applications may cover composition of matter, the production of active ingredients and their novel applications.

The Company retains independent patent counsel where appropriate. Management of the Company believes that the use of outside patent specialists ensures prompt filing of patent applications, as well as the ability to access specialists in various areas of patents and patent law to ensure complete patent filings.

The patent position relating to medical devices and drug development is uncertain and involves many complex legal, scientific and factual questions. While the Company intends to protect its valuable proprietary information and believes that certain of its information is novel and patentable, there can be no assurance that: (i) any patent application owned by, or licensed to, the Company will issue to patent in all countries; (ii) proceedings will not be commenced seeking to challenge the Company’s patent rights or that such challenges will not be successful; (iii) proceedings taken against a third party for infringement of patent rights will be successful; (iv) processes or products of the Company will not infringe upon the patents of third parties; or (v) the scope of patents issued to, or licensed by, the Company will successfully prevent third parties from developing similar and competitive products. The cost of litigation to uphold the validity and prevent infringement of the patents owned by, or licensed to, the Company may be significant.

Issues may arise with respect to claims of others to rights in the patents or patent applications owned by or licensed to the Company. As the industry expands and more patents are issued, the risk increases that the Company’s processes and products may give rise to claims that they infringe the patents of others. Actions could be brought against the Company or its commercial partners claiming damages or an accounting of profits and seeking to enjoin them from clinically testing, manufacturing and marketing the affected product or process. If any such action were successful, in addition to any potential liability for damages, the Company or its commercial partners could be required to obtain a license in order to continue to manufacture or market the affected product or use the affected process. There can be no assurance that the Company or its commercial partners could prevail in any such action or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. If no license is available, the Company’s ability to commercialize its products may be negatively affected. There may be significant litigation in the industry regarding patents and other intellectual property rights and such litigation could consume substantial resources. If required, the Company may seek to negotiate licenses under competitive or blocking patents, which it believes are required for it to commercialize its products.

Although the scope of patent protection ultimately afforded by the patents and patent applications owned by or licensed to the Company is difficult to quantify, management of the Company believes that such patents will afford adequate protection for it to ensure exclusivity in the conduct of its business operations as described in this Form 10-K. The Company also intends to rely upon trade secrets, confidential and unpatented proprietary know-how, and continuing technological innovation to develop and maintain its competitive position. To protect these rights, the Company whenever possible requires all employees and consultants to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company’s trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company’s business may be adversely affected by competitors who independently develop substantially equivalent or superior technology.

The existence, scope and duration of patent protection varies among the Company’s products and among the different countries where the Company’s products may be sold. They may also change over the course of time as patents are granted or expire, or become extended, modified or revoked.

The Company currently has patents issued for Uracyst that include a low dose patent in both the United States (Patent No. 6,083,933 –- issued 07/04/2000) and Canada (Patent No. 2,269,260 – issued 04/16/1999). In addition, the Company has approved patents for its high dose product in Australia (Patent No. AU 2004212650 – issued 07/23/2009), China (Patent No. ZL200480006467.1 – issued 05/26/2010), the United States (Patent No. US 7772210 – issued 08/10/2010 and Patent US 8084441 – issued 12/27/2011), and Japan (Patent JP 4778888 – issued 07/08/2011). Jurisdictions with patents pending related to the high dose Uracyst include Canada, Europe, India, and Israel. Uracyst is classified as a medical device in all countries in which it currently has approval.

The Company also has rights to patents on Cambia through its licensing agreement with Nautilus Neuroscience (Patent No. 2,254, 144) and on MycoVa through our partner NexMed (U.S.A.) Inc. (Patent No. 2,178,594). There are also patents pending for both Cambia and MycoVa.

Pricing and Reimbursement

As pressures for cost containment increase, particularly in Canada, the United States and the EU, there can be no assurance that the prices the Company can charge for its products will be as favorable as historical pharmaceutical product prices. Reimbursement by government, private insurance organizations, and other healthcare payers has become increasingly important, as has the listing of new products on large formularies, such as those of pharmaceutical benefit providers and group buying organizations. The failure of one or more products to be included on formulary lists, or to be reimbursed by government or private insurance organizations, could have a negative impact on the Company’s results of operation and financial condition.

Product Pricing Regulation on Certain Patented Drug Products

Patented drug products in Canada are subjected to the regulation of the Patented Medicine Prices Review Board (“PMPRB”). The PMPRB’s objective is to ensure that prices of patented products in Canada are not excessive. For new patented products, the price in Canada is limited to either the cost of existing drugs sold in Canada or the median of prices for the same drug sold in other specified industrial countries. For existing patented products, prices cannot increase by more than the Consumer Price Index. The PMPRB monitors compliance through a review of the average transaction price of each patented drug product as reported by the Company over a recurring six-month reporting period.

The PMPRB does not approve prices for drug products in advance of their introduction to the market. The PMPRB provides guidelines from which companies like Stellar set their prices at the time they launch their products. All patented pharmaceutical products introduced in Canada are subject to the post-approval, post launch scrutiny of the PMPRB. Since the PMPRB does not pre-approve prices for a patented drug product in Canada, there may be risk involved in the determination of an allowable price selected for a patented drug product at the time of introduction to the market by the company launching such products in Canada. If the PMPRB does not agree with the pricing assumptions chosen by such company introducing a new drug product, the price chosen could be challenged by the PMPRB and, if it is determined that the price charged is excessive, the price of the product may be reduced and a fine may be levied against the company for any amount deemed to be in excess of the allowable price determined. Drug products that have no valid patents are not subject to review by the PMPRB.

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

Employees

The Company currently employs twenty-seven employees including full-time, part-time and contract employees. Seventeen of these employees are in sales and marketing and the remainder are in management and administration positions. The Company plans to add additional staff in the areas of sales, marketing, regulatory affairs, scientific affairs, business development and administration over the next 18 to 24 months.

The Company is substantially dependent on the services of its key senior management personnel. The Company has entered into employment agreements with certain of its key officers, (see “Item 11 – Executive Compensation”). The loss of the services of any key management employee could have a materially adverse effect on the Company. The Company does not maintain key man life insurance on the life of its officers. In addition, the Company’s future success will depend in part upon its continuing ability to hire, train, motivate and retain key senior management and skilled technical and marketing personnel. The market for qualified personnel has historically been and the Company expects that it will continue to be very competitive.

Customers

The Company has historically derived the majority of its revenues from a small number of major customers, although the composition of this group of customers has changed from year to year. In the event that one or more of these major customers significantly reduces or terminates their purchases of the Company’s products, the Company’s results of operations and financial condition could be materially affected. The Company has not, however, received any indication that any of its current customers intends to discontinue its relationship with the Company or to reduce purchases of the Company’s products.

ITEM 1A.   RISKS AND UNCERTAINTIES

Before deciding to purchase, hold or sell the Company’s common shares, investors should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in the Company’s other filings with the SEC, including subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company operates in a rapidly-changing environment that involves a number of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. These known and unknown risks could materially and adversely affect our business, financial condition, operating results or liquidity, which could cause the trading price of our common stock to decline.

Investing in common shares in the capital of Stellar involves a degree of risk. Investors should carefully consider the following factors and all other information contained in this report before purchasing common shares. If any of the following risks occur, our business, financial condition and/or results of operations could be materially and adversely affected. In that case, the trading price of the Common Share could decline, and investors may lose some or all of their investment.

Stellar is subject to risks, events and uncertainties, or “risk factors”, associated with being a publicly-traded company operating in the pharmaceutical industry. Such risk factors could cause reported financial information to not necessarily indicate future operating results or future financial position. The Company cannot predict all of the risk factors nor can it assess the impact, if any, of such risk factors on its business, or the extent to which any factor, or combination of factors, may cause future results or financial position to differ materially from those reported or those projected in any forward-looking statements. Accordingly, reported financial information and forward-looking statements should not be relied upon as a prediction of actual future results.

Some of the risks and uncertainties affecting the Company, its business, operations and results include, but are not limited to:

1.
The Company depends on the acquisition of rights to products from other companies as the primary source for new products. Risks include the ability to locate new attractive and complementary products. Other companies, many of which have substantially greater financial, marketing and sales resources may compete for the acquisition of products. The Company may not be able to acquire rights to additional products on acceptable terms, or be able to obtain future financing for acquisitions on acceptable terms. The inability to effect acquisitions of additional branded products could limit the overall growth and success of the business.

2.	The integration of newly acquired products into the Company will require significant management attention and expansion of marketing, sales and administrative staff.

3.
Some of the Company’s branded pharmaceutical products have no proprietary protection. The introduction of a generic product or new competitive products would likely have a significant negative impact to the sales of that branded product.

4.	The Company’s dependence on a few customers and a few suppliers, the loss of any of which would negatively impact the Company’s operations.

5.
Introduction of patented pharmaceutical products are subject to product pricing regulation by the Patented Medicine Prices Review Board “PMPRB”. For new patented products, the price in Canada is limited to either the cost of existing drugs sold in Canada or the median of prices for the same drug sold in other industrial countries. If the PMPRB were to deem a patented product to be excessively priced based on its assessment, this may have a material negative effect on the Company.

6.	The Company’s dependency on third parties for manufacturing, materials, development and commercialization assistance and support.

7.
The Company’s dependency on assurances from third parties regarding licensing of proprietary technology owned by others; government regulation and the need for regulatory approvals for both the development and commercialization of products, which are not assured.

8.	Uncertainty that the Company’s products will be accepted in the marketplace.

9.	Rapid technological change and competition from pharmaceutical companies, which may make the Company’s technology or products obsolete or uncompetitive.

10.	The need to attract and retain skilled employees.

11.	The manufacture and sale of pharmaceutical products in Canada is highly regulated which increases the difficulty and cost involved in obtaining and maintaining regulatory approval.

12.
Some of the Company’s products depend on reimbursement from provincial formularies. The public formularies have become more restrictive in the number of products listed and if products currently reimbursed by government formularies are delisted, this may have a negative impact on the business.

13.	The ability to protect and maintain intellectual property and licensing rights.

14.	Risks associated with claims of infringement of intellectual property and of proprietary rights.

15.	Risks inherent in manufacturing (including up-scaling) and supply.

16.	Risks of expanding and funding manufacturing to ensure adequate product inventory as Health Canada and other approvals are obtained.

17.	Product liability and insurance risks.

18.	Occasionally, marketed brand products can experience safety or efficacy issues which may lead to product recalls, withdrawals, declining sales or product liability claims.

19.	Exchange rate fluctuations,

20.	Political, economic and environmental risks.

21.
The share price of the Company is subject to volatility. Deviations in actual financial results as compared to the market’s expectations can have a significant effect on the trading price of the Company’s common shares.

22.	The Company’s dependency on performance by its licensees regarding the sale of its out-licensed products.

23.
The risk of unanticipated expenses or unanticipated reductions in revenue, or both, any of which could cause the Company to reduce, delay or divest one or more of its development or marketing programs.

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

Manufacturing Risks

The Company currently outsources the manufacturing of its products to third party contract manufacturers in various locations in North America and Europe. Although the Company has taken several measures to control the quality and on-time delivery of its products by its manufacturers, Stellar is unable to control all aspects of its third party manufacturer’s operations. If a supplier of a product or component discontinued or restricted such supply, the Company’s business may be harmed by the resulting delays. This could result in a material adverse effect on the financial condition of the Company.

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

Additional Financing and Raising Capital

The Company may issue debt or common shares in the future to fund potential acquisitions or for general corporate purposes. If the Company issues equity or convertible debt securities, its existing shareholders may experience dilution and new financial instruments may have more favorable terms when compared to those of existing Stellar shareholders. If the Company incurs debt, it may increase its leverage relative to earnings or equity. The Company may not be able to secure additional debt or equity, and as a result may not be able to execute its strategic plan, capitalize on future opportunities or adequately respond to competitive threats.

ITEM 1B   UNRESOLVED STAFF COMMENTS

None

ITEM 2   PROPERTIES

On December 1, 2011, the Company moved its principal business operations to a leased office facility located at 57 Martin Street in Milton, Ontario. The Company currently has no lease obligation for this location. The Company is currently seeking a new office location to accommodate growth at its principal business location.

In 2004, the Company purchased the property and building located at 544 Egerton Street in London, Ontario, Canada for $450,000. In connection therewith, the Company has incurred costs to date of $258,300 for renovations to the office, packaging and warehouse space of approximately 10,600 square feet in the aggregate contained in the building. The London office’s primary function involves administrative offices and is used for secondary packaging of some of the Company’s products.

ITEM 3   LEGAL PROCEEDINGS

Stellar may periodically become subject to legal proceedings and claims arising in connection with its business. The Company does not believe that there were any claims outstanding against it as of the date of this annual report, which may have a material adverse effect on the Company’s results of operations and financial condition.

ITEM 4   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the period December 2002 through February 22, 2011, the Company’s common shares traded on the OTC Bulletin Board service (the “OTCBB”). As of February 23, 2011, the common shares ceased trading on the OCTBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the “OTCQB”) under the ticker symbol “SLXCF”. The following table sets forth the high and low per share sale price expressed in United States dollars for the common shares.

		($) (USD)
		High	Low
2011	First Quarter	0.61	0.33
	Second Quarter	0.72	0.38
	Third Quarter	0.75	0..38
	Fourth Quarter	0.68	0..40
2010	First Quarter	1.03	0.75
	Second Quarter	1.20	0.83
	Third Quarter	1.08	0.90
	Fourth Quarter	2.80	0.30

Holders

As at January 1, 2012, there were 40 holders of record of the common shares. However, beneficial holders who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is only 40, the number of registered holders may not be representative of the number of beneficial owners.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2011 with respect to common shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 11 – Executive Compensation”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in Canadian Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,975,452	0.66	785,552

Equity compensation plans not approved by security holders	-	-	-

Total	2,975,452	0.66	785,552

Exchange Controls and Other Limitations Affecting Security Holders

Canada has no system of exchange controls. There are no exchange restrictions on borrowing from citizens or residents of foreign countries, nor on the remittance of dividends, interest, royalties or similar payments, management fees, loan repayments, settlement of trade debts or the repatriation of capital.

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

In the event that the Company at any time prior to the expiry of the aforesaid warrants issues any common shares or securities convertible into common shares to a person other than the holders of such Warrants (except (i) pursuant to options, warrants, or other obligations to issue shares outstanding on the Closing date as disclosed in the Company’s SEC filings; (ii) pursuant to options that may be issued under any management incentive stock option and/or any qualified stock option plan adopted by the Company; or (iii) pursuant to an acquisition by the Company (whether structured as an asset purchase, stock purchase or merger) for a consideration per share less than the warrant exercise price in effect at the time of such issuance, then the warrant exercise price will be reset, pro rata to reflect such lower issue price, at the time of issuance of such securities.

The Units were offered and sold to a limited group of “accredited investors” (as defined in the Securities Act of 1933) in reliance on the exemptions from registration afforded by Section 4(2) and Regulation D of the Securities Act of 1933.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2011, neither Stellar nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any common shares.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the December 31, 2011 financial statements of Stellar Pharmaceuticals Inc. (“Stellar” or the “Company”) indicated in this annual report. All amounts are stated in Canadian dollars unless otherwise stated and have been rounded to the nearest one hundredth dollar.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of the Company’s financial condition and results of operations and require management’s judgment. The Company’s discussion and analysis of its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company bases its estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about its carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. The Company’s critical accounting policies include:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. License fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestones, provided the milestone is meaningful, and provided that collectability is reasonably assured and other revenue recognition criteria are met. Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Upfront fees and other amounts received in excess of revenue recognized are recorded as deferred revenues.

Revenues from the sale of products, net of trade, discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collectability is reasonably assured. Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. Non-refundable up-front fees for the transfer of methods and technical know-how, not requiring the Company to perform additional research or development activities or other significant future performance obligations, are recognized upon delivery of the methods and technical know-how.

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no material future obligation, other than inconsequential and perfunctory support, as would be expected under such agreements and the amount of the royalty fee is determinable and collection is reasonably assured.

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically 0.5% to 2% discount, 15 to 20 days net 30 from the date of invoice.

The Company has a product returns policy that allows the customer to return pharmaceutical products that have expired, for full credit, provided the expired products are returned within twelve months from the expiration date.

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

Acquisitions

The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including license agreement assets, and liabilities assumed.  Additionally, the Company must determine whether an acquired entity is considered to be a business or a set of net assets, because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination.

On December 1, 2011, the Company acquired Tribute for an aggregate purchase price of $1,036,110, net of cash acquired, 13,000,000 common shares valued at $7,423,415 and estimated contingent consideration of $1,559,405 as of the acquisition date. The Company accounted for this acquisition as a business combination. The tangible and intangible assets acquired and liabilities assumed in connection with this acquisition were recognized based on their estimated fair values at the acquisition dates. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Stock-Based Consideration

The Company uses the fair value based method of accounting for all its stock-based compensation in accordance with FASB Accounting Standards Codification ("ASC") ASC 718 “Compensation – Stock Compensation”. The estimated fair value of the options that are ultimately expected to vest based on performance related conditions, as well as the options that are expected to vest based on future service, is recorded over the option’s requisite service period and charged to stock-based compensation. In determining the amount of options that are expected to vest, the Company takes into account voluntary termination behavior as well as trends of actual option forfeitures.

Stock options and warrants which are indexed to a factor which is not a market, performance or service condition, in addition to the Company’s share price, are classified as liabilities and re-measured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement. Some warrants have been reflected as a liability as they are indexed to a factor which is not a market performance or service condition.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2011

Total revenue for the year ended December 31, 2011 decreased by 18.3% to $3,869,900 compared to $4,737,300 in the same period in 2010. Excluding the one-time licensing and milestone revenues in the prior year of $1,851,100, total revenues increased 34.1% or $983,700. The underlying increase in sales was attributable to increases in Canadian and International product sales of 20.9% or $568,400, as well as an increase of $572,300 in licensed domestic product net sales, a new source of revenues for the Company as a result of the acquisition of Tribute.

The net loss before taxes for the twelve-month period ended December 31, 2011 was $1,498,600 compared to income of $525,700 for the same period in 2010. The reduction to net income of $2,024,300 was largely due to the one time royalty and licensing revenues, as noted above, offset by changes in cost of goods sold and other expenses.  Significant movements in other expenses included:

Factors increasing net income for 2011 compared to the prior year:

•	A favorable, non-cash change in the warrant liability for a credit of $214,300 compared to an expense of $10,000 in the prior year;
•	A retirement payout expense of nil in 2011 compared to an expense of $401,000 in the prior year; and
•	A reduction in research and development expense of $65,500 compared to the prior year;

Factors increasing the net loss for 2011 compared to the prior year:

•	An increase in selling, general and administrative expenses of $546,400, explained below;
•	An increase in amortization of assets of $28,200;
•	A non-cash loss on disposal of equipment of $244,300;
•	An increase in the fair value of contingent consideration liability, an expense of $58,000; and
•	Costs related to the acquisition of Tribute, which were expensed in 2011 at $671,100.

Excluding  non-operating income (expenses)  in 2011 of $812,400, the 2011 net loss from operations was $686,200. This compares to the prior year net income from operations of $1,056,800; however, excluding the one-time licensing and royalty revenues of $1,851,100, the prior year would have had a normalized net loss from operations of $794,300, for an improvement in the current year income from operations of $108,100. The net operational improvement represents increases in product margins offset in part by higher selling, general and administrative costs, detailed below.

Gross Profit and Cost of Sales

Gross profit for the year ended December 31, 2011 was $2,426,500, down 32.5%, or $1,168,200 compared to the same period in 2010. The reduction in gross profit was driven primarily by the one-time licensing revenues in the prior year of $1,851,100. Excluding the one-time licensing fee, the 2010 gross margin would have been $1,743,700 compared to the 2011 gross profit of $2,426,500, an increase in 2011 of $682,800 or 39.2%. Underlying improvements in gross profit in 2011 were due to a an improvement in Canadian and International product margin percentage (2011 – 71.6%, 2010 – 65.1%) for incremental gross profit of $582,800, additional gross profit of $87,800 due to new licensed domestic product sales as a result of the acquisition of Tribute, and lower inventory write downs and product returns in 2011 of $169,400, which was offset in part by lower royalty and licensing revenues of $157,100.

Research and Development

Stellar continues to invest in research which is essential to advancing the use of its products in Canada and in international markets. For the year ended December 31, 2011, the Company recorded $50,000 (2010 - $115,500) in research and development expenses before tax credits. Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit. In prior years, the Company determined the collection of the tax credit was less than likely. No tax credits were recorded in 2011 or 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were $3,034,700 compared to $2,488,300 for the same period in 2010. The increase of $546,400 or 22.0% is due to an increase of $166,100 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (2011 - $332,500 and 2010 - $166,400); and due to the inclusion of the post-acquisition operating expenses of Tribute in the amount of $364,100.

Warrant Liability

The revaluation of the warrant liability at December 31, 2011, has resulted in a positive effect on warrant expense with a credit of $214,300 (2010 - $10,000 expense) being recorded. Since the warrants are denominated in US dollars and the Company’s functional currency is in Canadian dollars, the fair market value of the warrants fluctuates from period to period. The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.

Contingent Consideration Liability

Upon approval by Health Canada for the marketing and sale of Cambia, an additional 2,000,000 common shares of the Company will be issued to the Tribute shareholders. The estimated fair value of this contingent consideration as of the acquisition date was $1,142,100, based on the Company’s stock price of $0.57 on December 1, 2011. The revaluation of the contingent consideration liability related to these common shares at December 31, 2011, resulted in the recording of an increase to the liability of $58,000, with the corresponding cost recorded in non-operating expenses (2010 - nil). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events”.

Loss on Disposal of Equipment

During the year ended December 31, 2011, the Company wrote off obsolete manufacturing and computer equipment with a non-cash loss of $259,600, compared to a loss on disposal of equipment in the prior year of $15,300.

Interest and Other Income

Interest and other income during the twelve month period ended December 31, 2011 was $18,900 (2010 - $10,800). These amounts include interest received on short-term investments for both 2011 and 2010. In 2011, interest earned on the Company’s short-term investments was an average of 0.84% compared to an average of 0.64% in 2010.

Deferred Income Tax Recovery

During the year ended December 31, 2011, the Company recorded a deferred income tax recovery of $976,800 related to tax assets not previously recognized (2010 – nil), mainly as a result of the Company’s acquisition of Tribute. The Company expects to be able to use its deferred tax assets to offset the tax liability acquired. As such, $300,100 of the recovery is the tax benefit related to the current year loss before tax. The remaining $676,700 relates mainly to changes in the valuation allowance, which reflects the tax benefit of prior year tax losses that were previously not recorded by the Company.

Net Income (Loss)

The net loss for the year was $521,800, compared to income in the prior year of $525,700. This equates to a loss of $(0.02) per share for the year compared to income of $0.02 per share in 2010.

FOURTH QUARTER SUMMARY

Total revenue for the three-month period ended December 31, 2011 increased by 121.1% to $1,474,000 compared to $666,700 in the same period in 2010. Most of the increase was due to licensed domestic product net sales of $572,300, a new source of revenues for the Company as a result of the acquisition of Tribute. The balance of the increase primarily related to increases in Canadian product revenues of $64,700, or 13.0%, and international product revenues increase of $173,800, or 101.2% compared to the same quarter of the prior year.

The net loss before taxes for the three-month period ended December 31, 2011, increased $398,000 to $1,366,400 compared to a loss of $968,400 in the prior year. Excluding one-time items in the fourth quarter of 2011 of a non-cash loss on disposal of equipment of $259,600, the fair value change in contingent consideration of $58,000, and costs related to the acquisition of Tribute of $671,100, the normalized net loss before tax would have been $377,700. This is largely on par with the prior year normalized loss before tax of $371,900, which excludes one-time expenses of $596,500 (a $401,000 retiring allowance and the balance related to expired inventory and return provisions).

Gross Profit and Cost of Sales

Gross profit for the three-month period ended December 31, 2011 was $665,400, an improvement of $421,400 compared to $244,000 for the same period in 2010. This was attributable to incremental gross profit of $87,800 from the addition of licensed product sales as a result of the acquisition of Tribute improvements in product margins of $167,800 and reduced write downs for inventory and returns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month period ended December 31, 2011 was $1,010,100 compared to $761,400 for the same period in 2010. The total increase of in the fourth quarter of $248,700 is due to Tribute incremental expenses of $364,100, and an increase of $145,900 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (2011 - $194,200 and 2010 - $48,300), which was offset in part by reduced spending in other areas of $261,300.

Interest and Other Income

Interest and other income during the three-month period ended December 31, 2011 was $7,000 (2010 - $4,800). These amounts include interest received on short-term investments for both 2011 and 2010. In 2011, interest earned on the Company’s short-term investments was an average of 1.09% compared to an average of 1.07% in 2010.

Net Income (Loss)

The net loss for the three-month period ended December 31, 2011 was $389,600, compared to a loss of $968,400 in the same period of 2010. This equates to a loss of $(0.01) per share for the quarter compared to $(0.03) per share in the same quarter of the prior year.

SUMMARY OF QUARTERLY RESULTS

Quarter Ended	Revenues	Net Income (Loss)	Earnings (Loss) Per Share
December 31, 2011	$1,474,000	$(389,600)	$(0.01)
September 30, 2011	689,200	112,300	0.00
June 30, 2011	1,072,700	58,400	0.00
March 31, 2011	634,000	(302,900)	(0.01)
December 31, 2010	666,700	(968,400)	(0.03)
September 30, 2010	2,236,900	1,380,800	0.06
June 30, 2010	1,255,800	360,800	0.02
March 31, 2010	577,900	(247,500)	(0.01)

SELECTED FINANCIAL RESULTS AND HIGHLIGHTS

A discussion of the reasons behind the variations in the following amounts can be found under the heading “Results for the Year Ended December 31, 2011”.

Income Statement for the year ended	December 31, 2011	December 31, 2010	December 31, 2009
Total revenue	$3,869,900	$4,737,300	$3,581,300
Cost of sales (including expired and returns allowance)	1,443,400	1,142,600	1,001,900
Expenses	2,948,300	3,069,000	2,352,500
Net (loss) income	(521,800)	525,700	238,900
- basic	(0.02)	0.02	0.01
- diluted (1)	(0.02)	0.02	0.01

(1)	The diluted loss per share has not been computed where the effect would be anti-dilutive.

Balance Sheet as at	December 31, 2011	December 31, 2010	December 31, 2009
Cash and cash equivalents	$2,228,000	$4,352,300	$2,325,200
Total assets	19,208,400	7,280,600	5,025,700
Total current liabilities	4,311,400	1,132,100	406,900
Total long-term liabilities	—	216,800	—
Total deferred tax liability	1,524,200	—	—
Cash dividend declared per share	—	—	—
Shareholders’ equity
- Common shares	16,469,600	9,056,000	8,183,600
- treasury shares	—	—	—
- paid-in capital for cancelled Common shares	—	—	—
- paid-in capital options	1,277,800	945,300	813,700
- deficit	(4,374,600)	(3,852,800)	(4,378,500)
Total liabilities and shareholders’ equity	19,208,400	7,280,600	5,025,700

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $2,228,000 at December 31, 2011 compared with $4,352,300 at December 31, 2010.

At December 31, 2011, the Company did not have any outstanding indebtedness.

Cash utilization during 2011 included, but was not limited to, the following capital expenditures:

•
The Company acquired Tribute during the fourth quarter of 2011 with, among other contingent consideration, cash payments to the previous owners of $1,000,000 as well as acquisition costs paid of $671,100;

•	Capital expenditures in the amount of $9,990 (2010 - $307,900) related to property, plant and equipment; and
•	Capital expenditures of $42,500 (2010 - $27,200) related to patent filings.

Long-Term Contractual Obligations

The Company’s only long-term contractual obligations are operating leases as detailed below:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years

Operating lease obligations	$7,343	$3,616	$3,727	$—	$—

The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financing for companies such as Stellar is challenging and there can be no assurance that additional funding will become available by way of equity financing. Any additional equity financing may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including licensing, co-development collaborations and other strategic alliances. Such funding, if obtained, may reduce the Company’s interest in its projects or products. Regardless, there can be no assurance that any alternative sources of funding will be available to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former interim officer of the Company and his spouse) for services provided in the normal course of business. Advisory and consulting fees under this agreement were $6,600 per month. This agreement was cancelled on January 17, 2011.

On January 17, 2011, the Company retained LMT, as a consultant to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement, LMT ceased being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. A monthly fee of $16,700 was paid to LMT in consideration for these services. During the year ended December 31, 2011, the Company recorded and paid $175,350 (2010 - $nil) as selling, general and administrative expense under this agreement on the consolidated statement of operations and comprehensive (loss) income.

A new consulting agreement with LMT was entered into on December 1, 2011. Consulting fees under this new agreement are $12,500 per month. The new agreement expires on December 31, 2012. During the year ended December 31, 2011, the Company recorded and paid an aggregate of $15,800 (2010 - $78,000) as selling, general and administrative expense on the consolidated statement of operations and comprehensive (loss) income.

During the year ended December 31, 2011, the Company recorded $87,586, for various legal services (2010 – $nil) to a law firm in which one of the directors of the Company is a partner, of which $8,022 have been recorded as selling, general and administrative expense and $79,564 was recorded as acquisition and restructuring costs on the consolidated statement of operations and comprehensive (loss) income.

CAPITAL STOCK

The Company has authorized an unlimited number of common shares, without par value. There are no other classes of shares issued. As of the date of this report there were 39,610,042 common shares issued and outstanding.

During the year ended December 31, 2011, the Company issued 13,025,002 common shares. Of this amount, 25,002 common shares were late issuances during the year pursuant to the private placement offering during the year ended December 31, 2010 (see below). On December 1, 2011, the Company issued 13,000,000 shares in conjunction with the acquisition of Tribute with a fair value of $7,423,400.

As of the date of this report, the Company had 2,975,452 Common Share options outstanding with an average exercise price of $0.66 per option.

SIGNIFICANT CUSTOMERS

As at December 31, 2011, the Company had four customers which made up 65.1% of the outstanding accounts receivable, in comparison to four customers which made up 63.3% at December 31, 2010. For 2011, all outstanding accounts receivables were related to product sales, of which $383,853 or 50.3% were related to three wholesale accounts and $113,192 or 14.8% were related to one international customer. For 2010, outstanding accounts receivables of $118,306 or 37.4% was related to product sales; $60,582 or 19.1% was related to license fees; and $51,676 or 16.3% was related to royalty fees for three international customers, while $85,889 or 27.2% was related to a large wholesale account.

OUTLOOK

During 2011, the Company completed a number of important transactions aimed at future growth in revenue and profit. On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. ("Tribute"), creating a premier North American specialty pharmaceutical company.  As a result of the acquisition, the Company’s current portfolio of assets now includes nine medical products: NeoVisc®, NeoVisc® Single Dose, Uracyst®, BladderChek®, Bezalip® SR, Soriatane®, Cambia®, Daraprim®, and MycoVa™. Stellar’s achievements in 2011 have positioned the Company for future growth. As of December 31, 2011, the Company had cash and cash equivalents of $2,228,000 and remains debt free.

The transition of Tribute is now well underway and the Company has benefited from synergies in some areas. Tribute sales representatives have begun the promotion of NeoVisc in Canada and as a result NeoVisc is now being promoted by an additional ten sales representatives in Canada.

On December 30, 2011, Stellar obtained the exclusive Canadian license to MycoVa.  In 2012, Stellar expects to work diligently with its licensor, Apricus Bio, to pursue a regulatory filing with Health Canada.

The Company is now actively engaged on numerous fronts to grow its business through business development activities. There remain a number of key geographical territories globally where NeoVisc and Uracyst are not currently being marketed.  In particular, both of these products remain available for the United States. Stellar intends to focus its efforts to find partners to market its brands in these international territories where the Company does not have a presence, to expand its business.

Stellar met with the FDA in the United States in March 2012 to discuss the US approval of Bezalip SR. Bezalip SR is approved in over 40 countries world-wide but not in the United States. Stellar recognizes that the US rights to develop Bezalip SR is an important asset to the Company in the largest market in the world, and will do everything it can to maximize the opportunity.

Stellar intends to continue to pursue a number of active business development initiatives to increase its business in Canada through product acquisitions, licensing, development and marketing initiatives.

Organic growth remains important to its Company and Stellar intends to continue to invest and expand its promotion through increased sales and marketing programs. Promotion is expected to be increased on Bezalip SR, Soriatane and NeoVisc in the coming year. The Company also plans to grow its international business with its current partners by providing additional support and with a more coordinated global effort.

RISKS AND UNCERTAINTIES

This annual report and the documents incorporated or deemed to be incorporated by reference in this annual report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The words “believe”, “expect”, “anticipate”, "intend”, “plan”, “project”, “may”, “will”, and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements.  Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

SUBSEQUENT EVENTS

On March 16, 2012, Stellar announced that its wholly owned subsidiaries, Tribute, was granted an approval by Health Canada (“approval”) for Cambia® (diclofenac potassium for oral solution) for the acute treatment of migraine attacks with or without aura in adults. Tribute obtained the exclusive Canadian license to Cambia® in November 2010 from Nautilus Neurosciences, Inc., a neurology-focused specialty pharmaceutical company located in Bedminster, New Jersey. Tribute filed an application for approval for Cambia® with Health Canada in March 2011, prior to Tribute being acquired by Stellar in December 2011. Subsequent to the approval by Health Canada on March 20, 2012, the Company issued 2,000,000 common shares to the Tribute shareholders. A future milestone payment of US$750,000 is due, subject to certain conditions, upon the earlier of the first commercial sale of the product in Canada, or six months from the date of approval.

Additional information relating to the Company is available at www.sedar.com.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements of the Company for 2011 and 2010, including the notes thereto, together with the report thereon of McGovern, Hurley, Cunningham LLP Chartered Accountants, attached to the end of this annual report and are hereby incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, on a timely basis so that appropriate decisions can be made regarding public disclosure.

As at the end of 2011, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by United States and Canadian securities laws. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management conducted an evaluation of the effectiveness of its controls over financial reporting on a risk-based approach using the elements of the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment and those criteria, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

In addition, there were no changes in the Company’s internal controls over financial reporting during the quarter ended December, 2011 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Stellar as of the date of this report.

Name	Age	Positions
Robert Harris	56	Director, President and Chief Executive Officer
Arnold Tenney	69	Chairman of the Board
Steven H. Goldman	56	Director
John M. Gregory	59	Director
John Kime	69	Director
F. Martin Thrasher	60	Director
Scott Langille	55	Chief Financial Officer
Janice Clarke	51	VP of Finance and Administration

Set forth below are brief biographies of the Company’s directors and officers. All of the directors and executive officers of the Company have held their principal occupations indicated below for the past five years unless otherwise noted.

Robert (Rob) Harris, Director, President and Chief Executive Officer.  Mr. Harris was appointed to this role upon the Company’s acquisition of Tribute on December 1, 2011. Mr. Harris has 30 years of pharmaceutical industry experience in both Canada and the United States in sales, marketing, business development and general management. Prior to co-founding Tribute Pharmaceuticals, Mr. Harris was the President & CEO of Legacy Pharmaceuticals Inc. Mr. Harris also has previous experience at Biovail Corporation where, as VP of Business Development, he was involved in, led and successfully concluded numerous business development transactions, including the licensing of new chemical entities, the acquisition of mature products, the completion of co-promotion deals, distribution agreements, product development and reformulation transactions. Mr. Harris joined Biovail in 1997 as the GM of Biovail Pharmaceuticals Canada at a time when the company experienced rapid growth in the Canadian division. Before Biovail, Mr. Harris worked in various senior commercial management positions during his twenty-year tenure at Wyeth (Ayerst) and has been involved in numerous product launches during his career.  Mr. Harris is currently the largest shareholderof the Company with approximately 21% of the Company’s outstanding shares.

Arnold Tenney, Chairman of the Board. Mr. Tenney stepped down as interim President and Chief Executive Officer upon the appointment of Mr. Harris after the acquisition of Tribute. Mr. Tenney is continuing his role as Chairman and as a corporate director. Mr. Tenney was a financial consultant at Devine Entertainment Corporation ("Devine"), a children and family film production and development company from 2002 to 2011. Prior to his position at Devine, Mr. Tenney was Chief Executive Officer of ARC International Corporation from 1978 to 2000. ARC International Corporation was a developer of indoor ice arenas and tennis clubs, as well as an investment company involved in entertainment and cable television whose shares were traded on the American Stock Exchange until its liquidation in 2000. Mr. Tenney was a director and Chairman of the Board of Cabletel Communications from 1985 to 2000, which is a leading supplier of broadband equipment to the cable television industry whose shares currently trade on both the Toronto and American Stock Exchanges. Mr. Tenney was a director of Ballantyne of Omaha, Inc. from 1988 to 2000 and served as Chairman of the Board from 1992 to 2000. Ballantyne of Omaha, Inc. is a leading manufacturer of commercial motion picture projection equipment whose shares trade on the American Stock Exchange. Mr. Tenney served as a director for Phillip Services Inc., a Canadian metal recycling company, from 1998 to 2000. He served in such capacity as a representative of Mr. Carl Icahn. Mr. Tenney was chosen to be a Director in light of his experience as a public company director and officer. Mr. Tenney currently has a holding of approximately 2% of the Company’s outstanding shares.

John J. Kime, Director. Mr. Kime has been a Director since December 2000. Mr. Kime is the President and CEO of iBD Advisors Inc., a privately-owned Canadian company providing guidance to Canadian and international companies on site location needs and business considerations connected with their plans to locate and expand in North America. Prior to assuming his responsibilities at iBD Advisors, Mr. Kime was the President and CEO of the London Economic Development Corporation, a public/private partnership with responsibility for providing economic development services to the city of London, Ontario, Canada. From 1991 to 1998, Mr. Kime served as Director of International Development for Big ‘O’ Inc., a company engaged in the development of manufacturing technologies used in the control and containment of water, chemicals and other substances. Mr. Kime has a BA from The University of Western Ontario, and is a Chartered Accountant. Mr. Kime has been chosen to be a Director in light of his significant business operating, accounting and financial experience. Mr. Kime currently has a holding of less than 1% of the Company’s outstanding shares.

John M. Gregory, Director. Mr. Gregory is managing partner of SJ Strategic Investments, LLC. a private, family-owned investment vehicle with a diverse portfolio of public and private investments. Mr. Gregory’s leadership as chairman and CEO of King Pharmaceuticals helped the company grow from a 90-employee family business to an S&P 500 Index company on the New York Stock Exchange with revenues exceeding $1 billion. Mr. Gregory is a graduate from the University of Maryland with a degree in pharmacy. Mr. Gregory was chosen to be a Director in light of his extensive pharmaceutical and business experience. Mr. Gregory currently has a holding of approximately 13% of the Company’s outstanding shares.

F. Martin Thrasher, Director. Mr. Thrasher is a seasoned international executive. After graduating from the Richard Ivey School of Business in Toronto, Mr. Thrasher spent over 30 years working around the globe for companies such as General Foods, McCormick & Co, Campbell Soup Co. and ConAgra Foods Inc. Mr. Thrasher lived and worked in Canada, Australia, Belgium and the U.S.. His responsibilities with Campbell Soup Co. included positions as President, International Grocery and President, North America Grocery. At ConAgra Foods Inc., he was President of the Retail Products Co, a $9 billion business with over 30,000 employees. Currently, Mr. Thrasher is President of FMT Consulting, a boutique advisory and consulting firm. Mr. Thrasher was chosen as a Director in light of his significant international business experience with Fortune 500 companies.

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

Scott Langille, Chief Financial Officer.  Mr. Langille was appointed as the Chief Financial Officer of Stellar upon its acquisition of Tribute on December 1, 2011. Prior to co-founding and serving as the CFO of Tribute Pharmaceuticals, Mr. Langille had over 20 years experience in the pharmaceutical industry in both Canada and the United States. Prior to joining Tribute, he was CFO of Virexx Medical Corp, a Canadian public biotech company. Mr. Langille was responsible for strategic direction, business development initiatives, investor relations, corporate financing activities and financial operations. His past financial experience also includes Director, Corporate Finance at Biovail Corporation, Director of Finance at Biovail Pharmaceuticals Canada and Vice President at Biovail Pharmaceuticals Inc. in the United States. His other prior management positions were at AltiMed Pharmaceuticals and Zimmer Canada. Mr. Langille has a professional accounting designation and MBA from the University of Toronto. Mr. Langille currently has a holding of approximately 17% of the Company’s outstanding shares.

Janice M. Clarke, VP of Finance and Administration. After the acquisition of Tribute, Ms. Clarke assumed the newly created position of VP of Finance and Administration for both Stellar and Tribute. Ms. Clarke has over twenty years of office administration and financial management experience with proven abilities to implement and manage various financial systems and office procedures. Ms. Clarke joined Stellar Pharmaceuticals Inc. in August 2000 and currently manages its administrative and financial processes. Ms. Clarke currently holds less than 1% of the Company’s outstanding shares.

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

Compensation Committee

The Compensation Committee consists of Messrs. Kime and Tenney.  The Compensation Committee is responsible for evaluating, reviewing and supervising the procedures of the Company with regard to human resources; assessing the performance of the officers of the Company; reviewing annually the remuneration of the officers; and recommending to the Board of Directors general remuneration policies regarding salaries, bonuses and other forms of remuneration for the directors and executive officers of the Company.

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

The Company believes that all of its officers and directors have filed reports required by Section 16(a) of the Securities Exchange Act of 1934 during 2011.

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

The objectives of the compensation program are: (i) to attract and retain individuals critical to the success of the Corporation; (ii) to reward performance of individuals by recognizing their contribution to the Company; (iii) to align the interests of the executive officers and the broader management group with shareholders' interest and the execution of the Company’s strategic plan; and (iv) to compensate individuals based on their performance and, to the extent applicable, on similar compensation for companies at a comparable stage of development.

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

Total Compensation

Total compensation for executive officers (the “Named Executive Officers”) listed in the Summary Compensation Table below is based on the following components: (i) fixed compensation, which includes base salary and benefits; (ii) performance based compensation, which includes annual and long-term incentives; and (iii) other compensation.

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

The Company’s stock option plan (the “Stock Option Plan”) was adopted to provide the Company with a share ownership incentive program to attract, retain and motivate qualified directors, officers, full-time employees and consultants of the Company (collectively, "Service Providers"). The Stock Option Plan rewards those Service Providers for their contributions toward the long-term goals of the Company. The Stock Option Plan is designed to have common shares acquired as long-term investments.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Option-based awards(1) ($)	Non-equity incentive plan compensation		Pension value ($)	All other compensation ($)	Total compensation ($)
				Annual incentive plans	Long-term incentive plans
Robert Harris President and Chief Executive Officer	2011(2)	22,533	Nil	Nil	Nil	Nil	Nil	22,533
Peter Riehl Past President and Chief Executive Officer	2011	13,464	Nil	Nil	Nil	Nil	401,0003	413,486
	2010	201,400	24,775	Nil	Nil	Nil	Nil	226,175
	2009	191,800	9,269	Nil	Nil	Nil	Nil	201,069
Scott Langille Chief Financial Officer	2011(2)	17,867	Nil	Nil	Nil	Nil	Nil	17,867
Janice M. Clarke VP of Finance and Administration	2011	179,714	17,650	Nil	Nil	Nil	Nil	197,364
	2010	120,400	15,002	Nil	Nil	Nil	Nil	135,402
	2009	114,800	3,972	Nil	Nil	Nil	Nil	118,772

1
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

2	Compensation amounts are from December 1, 2011, the date of acquisition of Tribute and appointment as officers.

3	Retirement payout issued in January 2011

Incentive Plan Awards

Outstanding Option-Based Awards at the end of the Most Recently Completed Fiscal Year

The below table sets forth information regarding the options held by the Named Executive Officers as at December 31, 2011.

Name	Option-based Awards
	Number of securities underlying unexercised options (#)	Option exercise price (Cdn$)	Option expiration date	Value of unexercised in-the-money options (Cdn$)
Robert Harris President and Chief Executive Officer	1,034,276	0.57	December 1, 2016	496,668
Scott Langille Chief Financial Officer	846,226	0.57	December 1, 2016	406,188
Janice M. Clarke VP of Finance and Administration	25,000 30,000 20,000 45,000 15,000 10,000*	0.57 0.41 0.68 0.95 1.00 0.84	December 1, 2016 June 22, 2016 April 14, 2016 June 30, 2015 December 9, 2014 December 9, 2014	9,600 10,500 Nil Nil Nil Nil

* This was originally a grant covering 20,000 common shares, however only certain performance criteria were met in 2011. As a result only 10,000 common shares remains.

Incentive Plan Awards – Value Vested or Earned during the Most Recently Completed Fiscal Year

The incentive plan awards for each of the Named Executive Officers during 2011 are shown in the table below and are comprised of vested stock options.

Name	Option-based awards – Value vested during 2011 (Cdn$) (1)	Non-equity incentive plan compensation – Value earned during 2011 (Cdn$)
Robert Harris President and Chief Executive Officer	Nil	Nil
Scott Langille Chief Financial Officer	Nil	Nil
Janice M. Clarke VP of Finance and Administration	17,650	Nil

Notes:

(1)
Calculated as the aggregate dollar value of options vested during the year that would have been realized if the options under the option-based award had been exercised on the vesting date. All options which vested in the year were out-of-money at the time the options vested.

Termination and Change of Control Benefits

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company. The agreements for the officers and executives provide that in the event that the officers and executives employment is terminated during the initial term by the Company for any reason other than just cause or death, by the Company because of disability, by the officer or executive for good reason, or in the event of termination of the officer’s or executive’s employment by the Company or by the officer or executive for any reason or a change in control, the officers and executives shall be entitled to the balance of the remuneration owing for the remainder of the initial term equal to $1,676,667 or if change of control occurs subsequent to the initial term, while the officers are employed on an indefinite basis, a lump sum payment equal to $1,520,000 (based on current base salary).

During the year ended December 31, 2010, the Company elected to provide a retirement payout to one of its officers in the amount $401,000, which was expensed in 2010.

Director Compensation

The following table sets out the total compensation earned by each non-executive director who served in that capacity for any part of the most recently completed financial year:

Name	Fees earned ($)	Option-based awards ($)	All other compensation ($)	Total ($)
Steven Goldman(1)	15,000	24,600	Nil	39,600
John Gregory	11,000	24,600	Nil	35,600
John Kime(1)(2)(4)	21,000	24,600	Nil	45,600
Arnold Tenney(2)	12,000	28,700	191,150(3)	231,850
F. Martin Thrasher(1)	15,000	24,600	Nil	39,600

Notes:

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	The Company entered into a financial advisory and consulting agreement with LMT, in consideration for services provided under this agreement, LMT earned a fee of $191,150 (Cdn.) in 2011.
(4)	Audit Committee Chairman

Option-based awards

The following table sets out details, as at December 31, 2011, of options held by each non-executive director who served in that capacity for any part of the most recently completed financial year:

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price (Cdn$)	Option Expiration Date	Value of Unexercised In-the-Money Options (Cdn$)
Steven Goldman	30,000	0.41	June 22, 2016	10,200
	90,000	0.95	June 30, 2015	Nil
	7,500	1.00	December 9, 2014	Nil
John Gregory	30,000	0.41	June 22, 2016	10,200
	90,000	0.95	June 30, 2015	Nil
	30,000	1.00	December 9, 2014	Nil
John Kime	30,000	0.41	June 22, 2016	10,200
	90,000	0.95	June 30, 2015	Nil
	30,000	1.00	December 9, 2014	Nil
Arnold Tenney	30,000	0.41	June 22, 2016	10,200
	105,000	0.95	June 30, 2015	Nil
	35,000	1.00	December 9, 2014	Nil
F. Martin Thrasher	30,000	0.41	June 22, 2016	10,200
	90,000	0.95	June 30, 2015	Nil
	30,000	1.00	December 9, 2014	Nil

Name	Option-based awards – Value vested during 2011 (Cdn$)	Non-equity incentive plan compensation – Value earned during 2011 (Cdn$)
Steven Goldman	24,600	Nil
John Gregory	24,600	Nil
John Kime	24,600	Nil
Arnold Tenney	24,600	Nil
F. Martin Thrasher	24,600	Nil

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,975,452	$0.66	785,552
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	2,975,452	$0.66	785,552

Indebtedness of Directors and Senior Officers

Since the beginning of the last completed financial year and up to the date of this report, no director, executive officer or employee or former executive officer, director or employee of the Company or any of its subsidiaries was indebted to the Company.

Directors’ and Officers’ Liability Insurance

The Company provides insurance for the benefit of the directors and officers of the Company against liability incurred by them in these capacities. The current annual policy limit is $5,000,000. Protection is provided to directors and officers for certain wrongful acts or omissions done or committed during the course of their duties as such. Under the policy, the Company is reimbursed for payments which it is required or permitted to make to its directors and officers to indemnify them. The current annual premium is $32,500. No claims have been made under the policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors’ qualifying shares) beneficially owned by (A) each director of the Company and the Chief Executive Officer and (B) all directors and executive officers of the Company as a group.

Name, Municipality of Residence and Position and/or Office with the Company	Principal Occupation	Period Served as a Director/ Executive Officer	Common Shares Beneficially Owned, Directly or Indirectly, or Over Which Control or Direction is Exercised*	Percent of Shares Beneficially Owned
Robert Harris Milton, Ontario President and Chief Executive Officer	President and Chief Executive Officer of the Company	Since December 1, 2011	8,250,000(3)	20.8%
John Kime(1)(2) London, Ontario Director	President, iBD Advisors Inc.	Since November 28, 2000	125,000	0.3%
Steven Goldman (2) Toronto, Ontario Director	Partner, Goldman Hine LLP	Since April 8, 2011	925,146	2.3%
Arnold Tenney(1) Toronto, Ontario Chairman	Past Chief Executive Officer and President of the Company	Since April 29, 2004	884,200(4)	2.2%
Scott Langille Elora, Ontario Chief Financial Officer	Chief Financial Officer	Since December 1, 2011	6,750,000(5)	17.0%
Janice Clarke Mt Brydges, Ontario VP of Finance and Administration	VP of Finance and Administration	Since March 5, 2004	90,422(6)	0.2%
John Gregory Tennessee, U.S.A. Director	Managing partner of SJ Strategic Investments LLC	Since February 26, 2007	5,188,794(7)	13.1%
Francis Martin Thrasher(2) London Ontario Director	President of FMT Consulting	Since April 22, 2010	Nil	0.0%

Notes:

*          Does not include options or other convertible securities.
(1)        Member of the Compensation Committee
(2)        Member of the Audit Committee
(3)        Includes 4,125,000 common shares owned by Mr. Harris’s spouse
(4)        Includes (i) 672,700 common shares owned by LMT; (ii) 126,500 common shares  owned by Arnmart Investments Limited, a company in which Mr. Tenney holds an equity interest; and (iii) 85,000 common shares owned by Mr. Tenney’s spouse.
(5)        The 6,750,000 common shares are owned by Elora Financial Inc, a company beneficially owned by Mr. Langille.
(6)        Includes 10,000 common shares owned by Ms. Clarke’s spouse.
(7)        The 5,188,794 common shares are owned by Strategic Investments LLC, a company beneficially owned by Mr. Gregory.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former interim officer of the Company and his spouse) for services provided in the normal course of business. Advisory and consulting fees under this agreement were $6,600 per month. This agreement was cancelled on January 17, 2011.

On January 17, 2011, the Company retained LMT, as a consultant to act as Interim President and Interim Chief Executive Officer of the Company. Under the terms of this agreement, LMT ceased being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. A monthly fee of $16,700 was paid to LMT in consideration for these services. During the year ended December 31, 2011, the Company recorded and paid $175,350 (2010 - $nil) as selling, general and administrative expense under this agreement on the consolidated statement of operations and comprehensive (loss) income.

A new consulting agreement with LMT was entered into on December 1, 2011.  Consulting fees under this new agreement are $12,500 per month. The new agreement expires on December 31, 2012. During the year ended December 31, 2011, the Company recorded and paid an aggregate of $15,800 (2010 - $78,000) as selling, general and administrative expense on the consolidated statement of operations and comprehensive (loss) income.

During the year ended December 31, 2011, the Company recorded $87,586, for various legal services (2010 – $nil) to a law firm in which one of the directors of the Company is a partner, of which $8,022 have been recorded as selling, general and administrative expense and $79,564 was recorded as acquisition and restructuring costs on the consolidated statement of operations and comprehensive (loss) income.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders have appointed McGovern, Hurley, Cunningham LLP as the Company’s independent auditors for the fiscal years ended December 31, 2011 and 2010. The following table shows the fees recorded by the Company for the audit and other services provided by McGovern, Hurley, Cunningham LLP for 2011 and 2010:

	2011	2010
Audit Fees	$119,000	$102,100
Audit-Related Fees	-	-
Total	$119,000	$102,100

As defined by the securities regulations (i) “audit fees” are fees for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in our Form 10-Q filings, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the Company’s principal accountant, other than the services reported under “audit fees”, “audit-related fees”, and “tax fees”.

Audit Fees.

Audit fees consist of fees recorded for professional services rendered for the audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees recorded by the Company for the 2011 and 2010 audit were approximately $119,000 and $102,100, respectively.

Audit-Related Fees.

Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees”. There were no audit-related fees in 2011 (2010 - Nil).

All Other Fees.

Fees related to the review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. There were no fees that fell in this category during either 2011 or 2010.

Tax Fees.

We do not engage the Company’ principal accountant to assist with the preparation or review of the Company’s annual tax filings. We do, however, engage an outside tax consultant to provide this service. The Company recorded expense of $2,000 in 2011 (2010 - $6,100).

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

Consistent with the applicable laws, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to the Company or any of the Company’s subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee’s pre-approval policy provides as follows:

•
First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage McGovern, Hurley, Cunningham LLP for the next 12 months. Those services typically include quarterly reviews, specified tax matters, and certifications to the lenders as required by financing documents.

•	Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

ITEM 15.  EXHIBITS

Financial Statements and Supplementary Data:

The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

Exhibit No.	Description of Exhibit	Sequential Page Number

2.1	Articles of Incorporation of the Company	*
2.2	First Articles of Amendment	*
2.3	Second Articles of Amendment	*
2.4	By-Laws of the Company	*
3.1	Specimen Form of Common Share Certificate	**
3.2	Form of Warrants
10.1	United States Patent No. 6,083,933	*
10.2	Canadian Patent No. 2,269,260	*
10.3	Consulting agreement dated February 21, 2001 between the Company and LMT Financial Inc.	*
10.4	Amended Agreement dated January 1, 2004 between the Company and LMT Financial Inc.	***
10.5	Amending Consulting Agreement dated December 10, 2004 between the Company & LMT Financial Inc.	***
10.6	Option Plan	***
10.7	Amendment to Option Plan – 2001	***
10.8	Amendment to Option Plan – 2004	***
10.9	Amendment to Option Plan – 2005	***
10.10	Uracyst Licence and Supply Agreements dated December 13, 2006 the Company and Watson Pharma, Inc.	*****
10.11	Employment Agreement Peter Riehl	+
10.12	Employment Agreement Janice Clarke	+
10.13	Retirement Agreement Peter Riehl	+
10.14	Consulting Agreement between the Company and LMT Financial Inc.	+
10.15	Chinese Patent No. 1758920 B	+
10.16	Australian Patent No. 10/367,970 B2	+
10.17	United States Patent No. 7,772,210 B2	+
10.19	Amendment to Option Plan - 2011
10.20	Japanese Patent No. 4778888
10.21	Share Purchase Agrement with Tribute Pharma
31.1	Certification of Chief Executive Officer	****
31.2	Certification of Chief Financial Officer	****
32.1	Certification of Chief Executive Officer	****
32.2	Certification of Chief Financial Officer	****

———————
*	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB dated February 4, 2002.

**	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated April 26, 2003.

***	Filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10-SB dated January 13, 2006

****	Filed as an exhibit Company’s 2006 Annual Report Form 10-KSB dated March 30, 2007.

+	Filed on March 31, 2010 in Form 10-K

(b)           Reports on Form 8-K

Filed May 16 2011 – 1st Qtr 2011 Financial Results

Filed August 15, 2011 – 2nd Qtr 2011 Financial Results

Filed November 14, 2011 – 3rd Qtr 2011 Financial Results

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2012	STELLAR PHARMACEUTICALS INC.

	By:	/s/ Arnold Tenney
Arnold Tenney
Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2012	By:	/s/ Robert Harris
Robert Harris
Director, President & CEO
(Principal Executive Officer)

Date: April 2, 2012	By:	/s/ Steven Goldman
Steven Goldman
Director

Date: April 2, 2012	By:	/s/ John M. Gregory
John M. Gregory
Director

Date: April 2, 2012	By:	/s/ John J. Kime
John J. Kime
Director

Date: April 2, 2012	By:	/s/ F. Martin Thrasher
F. Martin Thrasher
Director

Date: April 2, 2012	By:	/s/ Scott Langille
Scott Langille
Chief Financial Officer

Date: April 2, 2012	By:	/s/ Janice Clarke
Janice Clarke
Principal Accounting Officer

STELLAR PHARMACEUTICALS INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2011 AND 2010

STELLAR PHARMACEUTICALS INC.

DECEMBER 31, 2011 AND 2010

(Expressed in Canadian dollars)

CONTENTS

PAGE
CONSOLIDATED FINANCIAL STATEMENTS
REPORT BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS	F-2
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 to F-27

2005 Sheppard Avenue East, Suite 300
Toronto, Ontario
M2J 5B4, Canada
   Phone          416-496-1234
Fax               416-496-0125
     Web         www.mhc-ca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Stellar Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Stellar Pharmaceuticals Inc. (the “Company”) as at December 31, 2011 and 2010 and the related statements of changes in shareholders’ equity, operations and comprehensive (loss) income, and cash flows for each of the years in the two-year period ended December 31, 2011. Stellar Pharmaceuticals Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stellar Pharmaceuticals Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
March 28, 2012

STELLAR PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

December 31

ASSETS	2011	2010
CURRENT
Cash and cash equivalents (Note 4)	$2,227,973	$4,352,285
Accounts receivable, net of allowance of $nil (2010 - $nil)	763,810	493,370
Inventories (Note 5)	870,630	611,676
Taxes recoverable	180,160	—
Loan receivable (Note 9)	15,814	15,814
Prepaid expenses and other receivables (Note 6)	124,101	99,433
Total current assets	4,182,488	5,572,578
PROPERTY, PLANT AND EQUIPMENT, net (Note 7)	1,207,462	1,568,729
GOODWILL (Note 2)	3,408,741	—
INTANGIBLE ASSETS, net (Note 8)	10,409,744	139,287
Total assets	$19,208,435	$7,280,594
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$2,684,542	$802,800
Product returns liability (Note 14(c))	—	112,500
Amount payable and contingent consideration due (Note 2)	1,624,289	—
Warrant liability	2,543	—
Total current liabilities	4,311,374	915,300

LONG TERM WARRANT LIABILITY (Note 10(c))	—	216,823
DEFERRED TAX LIABILITY (Note 11)	1,524,200	—
Total liabilities	5,835,574	1,132,123

Contingencies and commitments (Note 14)

SHAREHOLDERS’ EQUITY
CAPITAL STOCK
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value

ISSUED (Note 10)
Common shares 37,610,042 (2010 – 24,585,040)	16,469,621	9,055,982
Additional paid-in capital options	1,277,830	945,298
	17,747,451	10,001,280
DEFICIT	(4,374,590)	(3,852,809)
Total shareholders’ equity	13,372,861	6,148,471
Total liabilities and shareholders’ equity	$19,208,435	$7,280,594

See accompanying notes to consolidated financial statements.

STELLAR PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Number of Common Shares	Common Shares	Additional Paid-in Capital options	Deficit
	#	$	$	$
BALANCE,
January 1, 2010	23,480,040	8,183,638	813,689	(4,378,517)
Common shares issued in private placement (Note 10(a))	1,000,000	1,013,600	—	—
Common shares issued for options exercised	100,000	69,000	—	—
Valuation allocation on exercise of stock options	—	34,791	(34,791)	—
Options issued to employees	—	—	166,400	—
Shares issued for services	5,000	4,000	—	—
Share issue costs (Note 10(a))	—	(42,273)	—	—
Issue of warrants reflected as a liability (Note 10(c))	—	(206,774)	—	—
Net income for the year	—	—	—	525,708
BALANCE,
December 31, 2010	24,585,040	9,055,982	945,298	(3,852,809)
Common shares issued as default shares from 2010 private placement (Note 10(a))	25,002	14,467	—	—
Share issue costs of the default shares above (Note 10(a))	—	(24,243)	—	—
Common shares issued for acquisition of Tribute (Note 2 and 10(a))	13,000,000	7,423,415	—	—
Options issued to employees and directors	—	—	332,532	—
Net (loss) for the year	—	—	—	(521,781)
BALANCE,
December 31, 2011	37,610,042	16,469,621	1,277,830	(4,374,590)

See accompanying notes to consolidated financial statements.

STELLAR PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
(LOSS) INCOME

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

	2011	2010
REVENUES
Licensed domestic product net sales	$572,272	$—
Other domestic product sales	1,977,167	1,879,554
International product sales	1,306,215	835,381
Royalty and licensing revenues	14,227	2,022,383
TOTAL REVENUE FROM ALL SOURCES (Notes 16 and 18)	3,869,881	4,737,318
COST OF SALES
Licensor sales and distribution fees	484,480	—
Cost of products sold	932,755	947,069
Write down of inventories	26,117	120,328
Product returns allowance	—	75,160
GROSS PROFIT	2,426,529	3,594,761
EXPENSES
Selling, general and administrative (Notes 14(a), 15 and 19)	3,034,740	2,488,278
Amortization of assets (non-manufacturing property, plant and equipment)	77,951	49,720
	3,112,691	2,537,998
(LOSS) INCOME FROM OPERATIONS	(686,162)	1,056,763

NON-OPERATING INCOME (EXPENSES)
Retirement payout (Note 14(f))	—	(401,000)
Change in warrant liability (Note 10(c))	214,280	(10,048)
Change in fair value of contingent consideration (Note 2)	(57,996)	—
Loss on disposal of equipment (Note 7)	(259,636)	(15,308)
Research and development	(49,977)	(115,471)
Acquisition and restructuring costs (Notes 2 and 15)	(671,112)	—
Accretion expense	(6,888)	—
Interest income	18,910	10,772
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME FOR THE YEAR (before tax)	(1,498,581)	525,708
DEFERRED INCOME TAX (RECOVERY) (Note 11)	(976,800)	—
NET (LOSS) INCOME	$(521,781)	$525,708
(LOSS) EARNINGS PER SHARE (Note 12) - Basic	$(0.02)	$0.02
- Diluted	$(0.02)	$0.02
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic	25,706,000	23,767,369
- Diluted	25,706,000	23,767,369

See accompanying notes to consolidated financial statements.

STELLAR PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	2011	2010
Net (loss) income	$(521,781)	$525,708
Items not affecting cash:
Deferred income tax (recovery)	(976,800)	—
Amortization	143,505	104,042
Loss on disposal of equipment	259,636	15,308
Issuance of equity instruments for services rendered	14,467	4,000
Change in warrant liability	(214,280)	10,048
Change in fair value of contingent consideration	57,996	-
Stock-based compensation (Note 10(b))	332,532	166,400
Accretion expense	6,888	-
Change in non-cash operating assets and liabilities (Note 13)	(113,611)	483,754
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,011,448)	1,309,260

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,990)	(307,920)
Increase in other assets	(42,521)	(27,224)
Proceeds from sale of equipment (Note 7)	––	12,630
Acquisition, net of cash acquired	(1,036,110)	––
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(1,088,621)	(322,514)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Stock options exercised	––	69,000
Issuance costs (Note 10(a))	(24,243)	(42,273)
Private placement units issued for cash (Note 10(a))	––	1,013,600
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,243)	1,040,327

CHANGE IN CASH AND CASH EQUIVALENTS	(2,124,312)	2,027,073

CASH AND CASH EQUIVALENTS, beginning of year (Note 4)	4,352,285	2,325,212
CASH AND CASH EQUIVALENTS, end of year (Note 4)	$2,227,973	$4,352,285

See accompanying notes to consolidated financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian dollars)

DECEMBER 31, 2011 AND 2010

1.	DESCRIPTION OF BUSINESS

Stellar Pharmaceuticals Inc. ("Stellar" or the "Company") is an emerging specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada.  The Company targets several therapeutic areas in Canada but has a particular interest in products for the treatment of pain, urology, dermatology and endocrinology/cardiology.   Stellar also sells Uracyst® and Neo Visc® internationally through a number of strategic partnerships.  On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. (together herein referred to as "Tribute"), creating a North American specialty pharmaceutical company (See Note 2).

2.	ACQUISITION AND GOODWILL

On December 1, 2011, the Company acquired 100% of the outstanding shares of privately-held Tribute, a Canadian-based specialty pharmaceutical company. Tribute's shareholders were paid 13,000,000 common shares of Stellar, which were valued at $7,423,415 based on the then current stock price of $0.57, and $1,000,000 in cash consideration, with an additional $500,000 in cash consideration payable to Tribute shareholders on December 1, 2012.  Upon approval by Health Canada for the marketing and sale of Cambia (Note 21), Tribute shareholders will also be entitled to an additional 2,000,000 common shares of the Company.  The estimated fair value of this contingent non-cash consideration as of the acquisition date was $1,142,064, based on the Company’s stock price of $0.57 on December 1, 2011.  The Company estimated the fair value of the contingent consideration by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk adjusted rate of return.  The Company evaluates its estimates of fair value of contingent consideration liabilities at the end of each reporting period until the liability is settled.  Any changes in the fair value of contingent consideration liabilities are included in change in fair value of contingent consideration on the consolidated statements of operations and comprehensive (loss) income.  The liability for these amounts payable, are reported together as “amount payable and contingent consideration due” on the consolidated balance sheet.

The Company expensed $671,112, in acquisition and restructuring costs during the year on the consolidated statement of operations and comprehensive (loss) income.

In connection with the acquisition, the Company acquired assets with a fair value of $14,460,209.  Assets consisted primarily of receivables and other current assets of $791,648, a licensing asset of $255,820, licensing agreements of $10,004,000 and goodwill of $3,408,741.  Liabilities were also assumed of $4,477,387 consisting of bank indebtedness of $36,107, accounts payable and accrued liabilities of $1,940,280 and deferred tax liability of $2,501,000.  The license agreement asset relates to Cambia, an acute treatment for migraine attacks with or without aura in adults and an agreement with Actavis Group PTC ehf, which provides the rights and licensing to several products.  The estimated fair value of the license agreement asset was determined based on the use of the discounted cash flow model using an income approach for the acquired licenses.  Estimated revenues  were  probability  adjusted   to take into  account   the stage  of completion  and  the  risks surrounding successful development and commercialization.  The license agreement assets are classified as indefinite-lived intangible assets until the successful completion and commercialization or abandonment of the associated marketing and development efforts.  The licensing asset and licensing agreements relate to product license agreements having an estimated useful life of 7 to 15 years. During 2011, the Company recognized $57,996 of expense related to the change in the estimated fair value of the contingent consideration liability on the consolidated statements of operations and comprehensive (loss) income.  As of December 31, 2011, the total estimated fair value of the contingent consideration of $1,200,060, based on the Company’s stock price of $0.60 on December 31, 2011, was included in “amount payable and contingent consideration due” on the consolidated balance sheets.  The Company believes that the fair values assigned to the assets acquired, the liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	ACQUISITION AND GOODWILL (continued)

Subsequent to the acquisition, a shareholder of Tribute and an individual with a controlling interest in Tribute became the Chief Executive Officer and Chief Financial Officer of the Company, respectively.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with that of the prior year.  The consolidated financial statements include the accounts of Stellar and all of its subsidiaries.  All significant intercompany transactions and balances among the consolidated entities have been eliminated from the consolidated financial statements.

(a)	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original maturity of three months or less at the date of purchase.  Cash and cash equivalents are held with three major financial institutions in Canada.

(b)	ACCOUNTS RECEIVABLE

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

(c)	REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.  License fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestones, provided the milestone is meaningful, and provided that collectibility is reasonably assured and other revenue recognition criteria are met. Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement.  Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred revenues.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues from the sale of products, net of trade, discounts and allowances, is recognized when legal title to the goods has been passed to the customer and collectibility is reasonably assured.  Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met, including whether the delivered element has stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements.  Non-refundable up-front fees for the transfer of methods and technical know-how, not requiring the Company to perform additional research or development activities or other significant future performance obligations, are recognized upon delivery of the methods and technical know-how.

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement and has no material future obligation, other than inconsequential and perfunctory support, as would be expected under such agreements and the amount of the royalty fee is determinable and collection is reasonably assured.

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer.  The Company’s standard terms are typically 0.5% to 2% discount, 15 to 20 days net 30 from the date of invoice.

The Company has a product returns policy on some of its products, which allows the customer to return pharmaceutical products that have expired, for full credit, provided the expired products are returned within twelve months from the expiration date.

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

Inventories are valued at the lower of cost and net realizable value with cost being determined on a first-in, first-out basis.  Cost is determined to be purchase cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.  Throughout the manufacturing process, the related production costs are recorded within inventory.

(e)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.  The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of such assets to be held and used may not be recoverable.  The Company reviews its long-term assets, such as fixed assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is  recognized in the amount by which the  carrying amount of the asset exceeds its fair value.  The basis of amortization and estimated useful lives of these assets are provided for as follows:

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Classification	Amortization Method	Useful Life
Building	Straight-line	20 years
Computer and office equipment	Straight-line	5 years
Manufacturing equipment	Straight-line & activity based	5 to 10 years
Warehouse equipment	Straight-line	5 to 10 years
Packaging equipment	Activity based	5 to 10 years

Activity based amortization is based on the number of uses for each asset in that category.

(f)	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of acquisition cost over the fair value of the net assets of  the acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually.  Intangible assets include patents, a licensing asset and licensing agreements.

Patents represent capitalized legal costs incurred in connection with applications for patents.  In-process patents pending are not amortized.  All patents subject to amortization are amortized on a straight line basis over an estimated useful life of up to 17 years.  The Company regularly evaluates patents and applications for impairment or abandonment, at which point the Company charges the remaining net book value to expenses.  The licensing asset represents amounts paid for exclusive Canadian licensing rights to develop, register, promote, manufacture, use, market, distribute and sell pharmaceutical products.  The licensing agreements represent the fair value assigned to licensing agreements acquired.  The licensing asset and licensing agreement are amortized over the remaining life of the agreement, upon product approval.  See Note 8.

(g)	USE OF ESTIMATES

The preparation of these consolidated financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities as at December 31, 2011 and 2010, and the revenue and expenses recorded for the years then ended.  On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, inventories, accrued liabilities, income taxes, stock based compensation, revenue recognition, goodwill,  intangible assets, contingent consideration and the estimated useful lives of property, plant and equipment.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.

Actual results could differ from those estimates.  As adjustments become necessary, they are recorded in earnings in the period in which they become known. Such adjustments could be material.

(h)	DEFERRED INCOME TAXES

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax results in deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized.  In making such determination, all available positive and negative evidence is utilized, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event a determination is made that the Company would be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would be made, which would reduce the provision for income taxes.

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

(i)
STOCK-BASED CONSIDERATON

The Company uses the fair value based method of accounting for all its stock-based compensation in accordance with FASB Accounting Standards Codification ("ASC") ASC 718 “Compensation – Stock Compensation”.  The estimated fair value of the options that are ultimately expected to vest based on performance related conditions, as well as the options that are expected to vest based on future service, is recorded over the option’s requisite service period and charged to stock-based compensation.  In determining the amount of options that are expected to vest, the Company takes into account, voluntary termination behavior as well as trends of actual option forfeitures.

Stock options and warrants which are indexed to a factor which is not a market, performance or service condition, in addition to the Company’s share price, are classified as liabilities and re-measured at each reporting date based on the Black-Scholes option pricing model with a charge to operations, until the date of settlement.  Some warrants have been reflected as a liability as they are indexed to a factor which is not a market performance or service condition.

(j)
FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

Monetary assets and liabilities are translated into Canadian dollars, which is the functional currency of the Company, at the year-end exchange rate, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction.  The resultant gains or losses are included in income.  Non-monetary items are translated at historical rates.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)
RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The approved refundable portion of the tax credits are netted against the related expenses.  Non-refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes.  Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it.  At December 31, 2011, the Company had no outstanding tax credits (2010 - nil).  Tax credits, when applicable, are recorded as an offset to research and development.

(l)
COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

(m)
EARNINGS (LOSS) PER SHARE

FASB ASC Section 260, “Earnings (Loss) Per Share”, requires presentation of both basic and diluted earnings (loss) per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares that would then share in the earnings.

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding each year.  There were no diluted earnings factors for stock options and warrants for the year ended December 31, 2011 and 2010.  The diluted loss per share is not presented when the effect is anti-dilutive.

(n)
ACQUISITIONS

The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including license agreement assets, and liabilities assumed.  Additionally, the Company must determine whether an acquired entity is considered to be a business or a set of net assets, because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination.

On December 1, 2011, the Company acquired Tribute for an aggregate purchase price of $1,036,110, net of cash acquired, 13,000,000 common shares valued at $7,423,415 and estimated contingent cash and non-cash consideration of $1,559,405 as of the acquisition date.  The Company accounted for this acquisition as a business combination.  The tangible and intangible assets acquired and liabilities assumed in connection with this acquisition, were recognized based on their estimated fair values at the acquisition dates.  The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates.  The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)
CONTINGENT CONSIDERATION

Contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations.  The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones.  The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return.  The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return.  The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis.  Any changes in the fair value of contingent consideration liabilities are included in the Company’s consolidated statements of operations.  The total estimated fair value of contingent consideration liabilities was $1,624,289 and $Nil at December 31, 2011 and 2010, respectively, and was included in "amount payable and contingent consideration due" in the consolidated balance sheets.

(p)
RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2010, the FASB issued an accounting standards update that requires an entity to perform Step 2 of the goodwill impairment test for its reporting units with a zero or a negative carrying amount if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists.  This guidance became effective for fiscal years beginning after December 15, 2010 and was applied as a change in accounting principle with any impairment recorded as a cumulative-effect adjustment to beginning retained earnings.  The Company adopted the provisions of the guidance in the first quarter of 2011.  The adoption did not have a material impact on the Company’s consolidated financial statements.

(q)
RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance also requires an entity to present on the face of the consolidated financial statements, reclassification adjustments from othercomprehensive income to net income.  This guidance will be effective for fiscal years beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption permitted.  The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements.  This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption prohibited.  The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests.  The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary.  The Company will consider adopting this accounting standard upon its effective date for periods beginning on or after December 15, 2011.  The Company does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

4.	CASH AND CASH EQUIVALENTS

Consists of -	December 31,
	2011	2010
Cash	$1,227,834	$2,852,546
Cash equivalents	1,000,139	1,499,739
	$2,227,973	$4,352,285

5.	INVENTORIES

Consists of -	December 31,
	2011	2010
Raw materials	$233,758	$222,879
Finished goods	200,712	88,152
Packaging materials	73,834	79,905
Work in process	362,326	220,740
	$870,630	$611,676

During the year ended December 31, 2011, the Company assessed its inventory and determined that $26,117 of its on-hand inventory would not be used prior to its potential useful life.  Therefore, $22,834 of raw materials, $1,379 of finished goods and $1,904 of packaging materials were written off during the year (2010 – $120,328).

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PREPAID EXPENSES AND OTHER RECEIVABLES

Consists of -	December 31,
	2011	2010
Prepaid operating expenses	$95,411	$95,431
Manufacturing deposits	23,882	—
Interest receivable on investments	4,808	4,002
	$124,101	$99,433

7.	PROPERTY, PLANT AND EQUIPMENT

Consists of -	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	618,254	208,060	410,194
Office equipment	44,308	42,186	2,122
Manufacturing equipment	1,094,168	498,569	595,599
Warehouse equipment	17,085	13,578	3,507
Packaging equipment	111,270	32,764	78,506
Computer equipment	90,762	63,228	27,534
	$2,065,847	$858,385	$1,207,462

	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$—	$90,000
Building	618,254	177,148	441,106
Office equipment	44,308	41,203	3,105
Manufacturing equipment	1,469,980	565,562	904,418
Warehouse equipment	17,085	10,161	6,924
Packaging equipment	111,270	20,392	90,878
Computer equipment	151,355	119,057	32,298
	$2,502,252	$933,523	$1,568,729

During the year ended December 31, 2011, the Company disposed of $380,795 (2010 - $29,035) of manufacturing equipment and $65,600 (2010 - $nil) of computer equipment and recorded a reduction to accumulated amortization of $186,759 (2010 - $1,097) and $259,636 (2010 - $15,308) to loss on disposal of equipment on the consolidated statements of operations and comprehensive (loss) income.

During the year ended December 31, 2011, the Company recorded total amortization of $112,936 (2010 - $104,042), which was recorded as $33,957 (2010 - $30,842) to cost of goods sold, $32,912 (2010 - $23,480) to inventory and the remaining $46,067 (2010 - $49,720) was recorded to amortization expense on the consolidated statements of operations and comprehensive (loss) income.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INTANGIBLE ASSETS

Consists of -	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$192,539	15,086	177,453
Licensing asset	255,820	—	255,820
Licensing agreements	10,004,000	27,529	9,976,471
	$10,452,359	$42,615	$10,409,744

Consists of -	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$150,017	$10,730	$139,287

The Company has patents pending of $121,087 at December 31, 2011 (2010 - $84,963) and a licensing agreement of $7,664,000 not currently being amortized.

The licensing asset consists of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have not achieved regulatory approval for marketing.  As at December 31, 2011, the licensing asset had not yet received approval from Health Canada and accordingly, amortization had not yet begun.

Estimated future amortization expense at December 31, 2011 is as follows:

Amount
2012	$734,111
2013	868,303
2014	868,303
2015	868,242
2016	868,070
Thereafter	6,202,715
$10,409,744

9.
LOAN RECEIVABLE

During the year ended December 31, 2007, the Company received a subordinated convertible promissory note and a common share purchase warrant to purchase 15,000 shares from an unrelated corporation, in the amount of US$15,000 ($15,814) (2010 – US$15,000 ($15,814)).  The note bears interest at a rate per annum of 6% and was renewed to April 23, 2012.

10.	CAPITAL STOCK

(a)
Common Shares

During the year ended December 31, 2011, the Company issued 25,002 common shares and recorded $14,467, based on an average stock price of $0.58 on the date of issuance, due to the late registration of the common shares issued pursuant to the private placement offering completed during the year ended December 31, 2010 (see below).  The common shares were valued using the market price of the common shares at the date of issuance.  The Company also recorded $24,243 in fees related to finalizing the registration of the private placement offering common shares as share issuance costs.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CAPITAL STOCK (continued)

On December 1, 2011, the Company issued 13,000,000 common shares in conjunction with the acquisition of Tribute (See Note 2) with a fair value of $7,423,415.  During the year ended December 31, 2010, the Company completed a private placement offering in which 1,000,000 units were issued at a price of US$1 ($1.01) per unit for gross proceeds of US$1,000,000 ($1,013,600).  As part of the private placement, the Company granted 1,500,000 common share purchase warrants to the participants, exercisable any time prior to April 8, 2012 as follows: 500,000 at US$1.50 ($1.49); 500,000 at US$2.00 ($1.99); and 500,000 at US$2.50 ($2.49). Issue costs of $42,273 related to the private placement were recorded as a reduction of the common shares, with net proceeds of $971,327 recorded during the year.

(b)
Stock Options

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

During the year ended December 31, 2011, there were 2,270,952 options granted to directors/officers of the Company (2010 – 615,000).  The exercise price of these options has been set between $0.41 and $0.68 for a weighted average price of $0.56 (2010 - $0.95), with quarterly vesting terms over a three year period.  Since share based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.

During the year ended December 31, 2011, the performance criteria associated with 30,000 (2010 – 98,500) options were not met for the specified period and, therefore, the related performance based awards did not vest and have been cancelled.  For the year ended December 31, 2011, the Company recorded $332,532 (2010 – $166,400) as compensation expense for options issued to directors, officers and employees based on continuous service.  This was recorded as selling, general and administrative expense.  The total number of options outstanding as at December 31, 2011 was 2,975,452 (2010 – 876,500).  The total number of options exercisable as at December 31, 2011 was 569,500 (2010 – 324,000).

The weighted average grant date fair value of the options was $0.47 and $0.65 for options granted during the years ended December 31, 2011 and 2010, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of grants of stock options with the following weighted average assumptions:

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CAPITAL STOCK (continued)

	2011	2010
Risk-free interest rate	1.54%	2.28%
Expected life	5 years	5 years
Expected volatility	123%	87.1%
Expected dividend yield	0%	0%

The Company’s computation of expected volatility for the year ended December 31, 2011 and 2010 is based on the Company’s market close price over the period equal to the expected life of the options.  The Company’s computation of expected life is calculated using the simplified method.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends.  The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

On June 22, 2011, pursuant to resolutions by the Board of Directors and shareholders, the Company amended the Plan to change the maximum number of Common Shares from a fixed number of 4,629,452 to a floating amount equivalent to 10% of the issued and outstanding Common Shares.  The total remaining number of options available for granting under the plan at December 31, 2011 was 785,552 (2010 – 1,002,952).

The activities in options outstanding are as noted below:

	Options	Weighted Average Exercise Price
Balance, December 31, 2009	460,000	$0.84
Granted	615,000	0.95
Exercised	(100,000)	0.69
Expired	(97,500)	0.88
Forfeited	(1,000)	0.84
Balance, December 31, 2010	876,500	$0.95
Granted	2,270,952	0.56
Expired	(30,000)	0.68
Forfeited	(142,000)	0.96
Balance, December 31, 2011	2,975,452	$0.66

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when stock-based compensation costs were recorded.

As at December 31, 2011, the Company had 569,500 vested options.  As at December 31, 2011, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 2,405,952 with a weighted average contractual life of 4.73 years and exercise price of $0.61.

As at December 31, 2011, the aggregate intrinsic value of outstanding options was $90,344 and the aggregate intrinsic value of exercisable options was $17,103 based on the Company’s closing common share price of $0.60.

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CAPITAL STOCK (continued) The following table presents information relating to stock options outstanding and exercisable at December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40 to $0.59	2,115,952	4.9	$0.56	90,000	$0.41
$0.60 to $0.79	125,000	4.5	0.68	—	—
$0.80 to $0.89	77,000	2.9	0.84	77,000	0.84
$0.90 to $0.99	510,000	3.5	0.95	255,000	0.95
$1.00 to $1.09	147,500	2.9	1.00	147,500	1.00
	2,975,452	4.5	$0.66	569,500	$0.86

The following table presents information relating to stock options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.84	79,000	3.9	$0.84	39,000	$0.84
$0.95	615,000	4.5	0.95	102,500	0.95
$1.00	182,500	3.9	1.00	182,500	1.00
	876,500	4.3	$0.95	324,000	$0.95

(c)
Warrants

The Company’s equity-linked financial instruments reflected as warrant liability on the balance sheet represent financial liabilities classified as Level 2 as per ASU 2009-05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrant liability which is not traded in an active market, has been determined using the Black-Scholes option pricing model based on assumptions that are supported by observable market conditions.

As at December 31, 2011, the following compensation warrants were outstanding:

Expiry Date	Number of	Weighted Average Exercise			Fair
	warrants	Price			Value
April 8, 2012	500,000	$	US1.50	($1.52)	$2,034
April 8, 2012	500,000	$	US2.00	($2.03)	$509
April 8, 2012	500,000	$	US2.50	($2.54)	$—
	1,500,000	$	US2.00	($2.03)	$2,543

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.
CAPITAL STOCK (continued)

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.52), 500,000 at US$2.00 ($2.03) and 500,000 at US$2.50 ($2.54) each for a period of 18 months, ending on April 8, 2012.  The exercise price of the 1,500,000 warrants was denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant was $206,774 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 85%; risk free interest rate of 1.45%; and expected term of 1.5 years.

ASC 815 “Derivatives and Hedging” (formerly referred to as SFAS133) indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the consolidated statements of operations and comprehensive (loss) income.  The Company treated the compensation warrants as a liability upon their issuance.

As at December 31, 2011, the fair value of the warrant liability of $2,543 (December 31, 2010 - $216,823) was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0% (2010 – 0%); expected volatility of 93% (2010 – 172%); risk-free interest rate of 0.93% (2010 – 1.7%); and expected term of 0.25 years (2010 – 1.25 years).

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

For the year ended December 31, 2011, the Company recorded a gain of $214,280 (2010 – loss of $10,048) as change in warrant liability expense.

11.
INCOME TAXES

Rate reconciliation: A reconciliation of income tax (benefit) expense computed at the statutory income tax rate included in the statements of operations and comprehensive (loss) income follows:

Income tax expense (benefit) is comprised of:
	2011	2010
Income tax expense (benefit) at statutory rate at 28.25% (2010 - 31.0%)	$(423,300)	$163,000
Adjusted for:
Impact on legislated changes in tax rates	50,900	173,300
Change in valuation allowance	(676,700)	(426,700)
Share issue costs	(6,800)	(13,100)
Non-deductible expenses	60,300	66,100
Other	18,800	37,400
Deferred income tax (recovery)	$(976,800)	$—

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.
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

Components of deferred income tax assets and liabilities:

	2011	2010
Benefit of net operating losses carry-forward	$682,500	$429,700
Book values of property, plant and equipment and intangible assets in excess of tax bases	(56,000)	(122,900)
Benefit of SR&ED expenditures	449,600	472,100
Share issue costs	11,200	8,900
Non-refundable tax credits	341,300	338,500
License agreements and goodwill	(2,503,200)	-
Valuation allowance	(449,600)	(1,126,300)
	$(1,524,200)	$—

The valuation allowance was provided against the net deferred tax assets at December 31, 2011 and 2010, because the realization of the asset remains not determinable.  The valuation allowance decreased $676,700 in 2011 and decreased $426,700 in 2010.

The Company has non-capital losses carry-forward for income tax purposes in the amount of $2,676,400 which may be applied against future years’ taxable income.  The losses expire as follows:

2014	$263,000
2015	1,013,300
2027	231,900
2028	85,400
2029	53,700
2030	1,029,100
$2,676,400

Tax years 2005 through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.  The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The non-refundable portion of the SR&ED tax credits as at December 31, 2011 was $341,300 (2010 - $338,500).  The tax credits have a full valuation allowance on them as they do not meet the more-likely-than-not test.  The non-refundable tax credit details are as follows:

2004	$148,700
2005	130,300
2006	45,200
2007	4,900
2008	12,200
$341,300

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.
INCOME TAXES (continued)

The cumulative carry-forward pool of SR&ED expenditures as at December 31, 2011 applicable to future years, with no expiry date, is $1,798,300 (2010 - $1,798,300).

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

12.
(LOSS) EARNINGS PER SHARE

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the year are used to repurchase the Company's common shares at the average share price during the year.

The following table sets forth the computation of earnings per share:

For the years ended December 31	2011	2010
Numerator:
Net (loss) income per share available to common shareholders	$(521,781)	$$525,708
Denominator:
Weighted average number of common shares outstanding	25,706,000	23,767,369
Effect of dilutive common shares	—	—
Diluted weighted average number of common shares outstanding	25,706,000	23,767,369
Earnings per share:
Basic (loss) earnings per share	$(0.02)	$0.02
Diluted (loss) earnings per share	$(0.02)	$0.02

For the year ended December 31, 2011, stock options to purchase 2,975,452 common shares, at an average price of $0.66 and common share purchase warrants to purchase 1,500,000 common shares at an average exercise price of USD$2.00 ($2.03) were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive (2010 – 876,500 stock options and 1,500,000 warrants).

13.	STATEMENTS OF CASH FLOWS Changes in non-cash balances related to operations are as follows:

For the years ended December 31	2011	2010
Accounts receivable	$521,208	$(199,805)
Inventories	(258,954)	109,385
Prepaid expenses and other receivables	(24,668)	64,265
Taxes recoverable	(180,160)	—
Accounts payable and accrued liabilities *	(171,037)	509,909
	$(113,611)	$483,754

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.
STATEMENTS OF CASH FLOWS (continued

* Included in accounts payable at the year ended December 31, 2011, is an amount related to patents and licenses of $4,809 (2010 - $5,038).

During the year ended December 31, 2011, there were no interest or taxes paid (2010 – nil).

In connection with the acquisition of Tribute (Note 2), the Company issued 13,000,000 common shares valued at $7,423,415.

14.	CONTINGENCIES AND COMMITMENTS

(a)
Consultant Royalty Agreements

The Company has consultant royalty agreements in place for several of its international license agreements.   These agreements involve royalty payments to be issued to the consultants who assisted in locating the licensee who signed the license agreements with the Company.

The royalty payments issued to consultants include 10% of the upfront fees received from the licensee and 10% of any future milestone payments received.  No royalties on license fees were paid for the year ended December 31, 2011 (2010 - $14,619).  In addition, royalty payments on product sales are also based on 4% to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees on product sales for the year ended December 31, 2011 were $18,541 (2010 - $58,740).  These amounts have been recorded as royalty expense in selling, general and administrative on the consolidated statements of operations and comprehensive (loss) income.

(b)
License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute (see Note 2). Included in this transaction were the following license agreements:

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Products”).  On January 1, 2010, a first amendment was signed with Actavis to grant Tribute the right and obligation to more actively market and promote the Products in Canada.  On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased Tribute’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Products.  Tribute pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line.  Tribute has agreed to a marketing budget for the first three years of not less than $3,750,000.  On May 4, 2011, Tribute signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the USA.  The Company shall pay US$5,000,000 to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the USA.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	CONTINGENCIES AND COMMITMENTS (continued)

On November 9, 2010, Tribute signed a License Agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. Tribute paid a US$250,000 ($255,820) upfront payment to Nautilus upon the closing of this agreement.

Other milestone payments include: US$750,000 upon the earlier of the first commercial sale or six months after approval by Health Canada (see Note 21), US$250,000 on annual net sales of US$2,500,000, US$500,000 on annual net sales of US$5,000,000, US$750,000 on annual net sales of US$7,500,000, US$1,000,000 on annual net sales of US$10,000,000, US$1,500,000 on annual net sales of US$15,000,000 and US$2,000,000 on annual net sales of US$20,000,000. Royalties are payable at rates ranging from 22.5-25.0% of net sales.  The term of the agreement is 15 years. See Note 21.

In 2010, Stellar signed three new license agreements for the sale of Uracyst in Austria, Germany, Portugal and Spain.  As provided in its license agreements, the Company received $1,851,100 in non-recurring, non-refundable license fees and milestone payments, which were recognized as income in 2010.

On December 30, 2011, Stellar signed a License Agreement to commercialize MycoVa in Canada. As of December 31, 2011 this product has not been filed with Health Canada and to-date no upfront payments have been paid.  Within 10 days of execution of a manufacturing agreement, Stellar shall pay an up-front license fee of $200,000.  Upon Health Canada approval Stellar shall pay $400,000.  Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000.  Royalties are payable at rates ranging from 20% to 25% of net sales.

(c)
Product Returns Liability

During the year ended December 31, 2010, the Company was advised that a licensee exercised its contractual rights to return a quantity of NeoVisc product.  The provision for this return, which was completed in 2011, was $112,500.

As at December 31, 2011, all licensee contracts have been renewed in the ordinary course of business and exclude rights to return product.  As such, provisions are no longer required.

(d)
Manufacturing Agreement

During 2011, the Company’s NeoVisc® product was manufactured at Therapure Biopharma Inc. in Mississauga, Ontario, Canada and Uracyst® was manufactured by Jubilant Hollisterstier, Inc. (formerly Draxis Pharma, Inc.) in Kirkland, Quebec, Canada.  Bezalip® SR and Soriatane® are provided by Tribute’s licensor, Actavis.  Under the terms of these agreements the Company is obligated to make payments for batches to be manufactured within the one year termination notification period.

(e)
Leases

The Company presently leases office and warehouse equipment under operating leases.  For the year ended December 31, 2011, the total expense related to leases was $3,802 (2010 - $4,446).  At December 31, 2011, the remaining future minimum lease payments under operating leases are $7,343.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	CONTINGENCIES AND COMMITMENTS (continued)

The Company is obligated to make the following operating lease payments as of December 31, 2011 for the years indicated:

	Total	2012	2013	2014	2015
Operating lease obligations	$7,343	$3,616	$1,491	$1,491	$745

(f)	Executive Termination Agreements

1.
The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term by the Company for any reason other than just cause or death, by the Company because of disability, by the officer or executive for good reason, or in the event of termination of the officer’s or executive’s employment by the Company or by the officer or executive for any reason or a change in control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term equal to $1,676,667 or if a change of control occurs subsequent to the initial term, while the officer or executive is employed on an indefinite basis, a lump sum payment equal to $1,520,000 (based on current base salary).

2.	During the year ended December 31, 2010, the Company elected to provide a retirement payout to one of its officers in the amount $401,000, and was expensed in the year ended December 31, 2010.

15.
RELATED PARTY TRANSACTIONS

The Company entered into a fiscal advisory and consulting agreement with LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former interim officer of the Company and his spouse) for services provided in the normal course of business. Advisory and consulting fees under this agreement were $6,600 per month.  This agreement was cancelled on January 17, 2011.

On January 17, 2011, the Company retained LMT, as a consultant to act as Interim President and Interim Chief Executive Officer of the Company.  Under the terms of this agreement, LMT agreed to cease being paid under the fiscal advisory and consulting agreement until the appointment of a permanent CEO and President. A monthly fee of $16,700 was paid to LMT in consideration for these services.  During the year ended December 31, 2011, the Company recorded and paid $175,350 (2010 - $nil) as selling, general and administrative expense under this agreement on the consolidated statements of operations and comprehensive (loss) income.

A new consulting agreement with LMT was entered into on December 1, 2011.  Consulting fees under this new agreement are $12,500 per month.  The new agreement expires on December 31, 2012.  During the year ended December 31, 2011, the Company recorded and paid an aggregate of $15,800 (2010 - $78,000) as selling, general and administrative expense on the consolidated statements of operations and comprehensive (loss) income.

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.
RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2011, the Company recorded $87,586, for various legal services (2010 – $nil) to a law firm in which one of the directors of the Company is a partner, of which $8,022 have been recorded as selling, general and administrative expense and $79,564 was recorded as acquisition and restructuring costs on the consolidated statements of operations and comprehensive (loss) income.

See Note 2.

16.
SIGNIFICANT CUSTOMERS

During the year ended December 31, 2011, the Company had one significant customer that represented 31.4% (a major wholesaler) of total revenues (2010 – 63% (one major wholesaler – 22%; and two international customers - 41%).

17.	FINANCIAL RISKS

(a)
Credit Risk

The Company is engaged in the sale of pharmaceutical products, typically to a small number of major customers, although the composition of this group of customers has changed from year to year.  The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

(b)
Concentration Risk

The Company's cash and cash equivalents are maintained with three Canadian banking institutions.  Deposits held with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

As at December 31, 2011, the Company had four customers which made up 65.1% of the outstanding accounts receivable, in comparison to four customers which made up 63.3% at December 31, 2010.  For 2011, all outstanding accounts receivables were related to product sales, of which $383,853 or 50.3% were related to three wholesale accounts and $113,192 or 14.8% were related to one international customer.  For 2010, outstanding accounts receivables of $118,306 or 37.4% was related to product sales; $60,582 or 19.1% was related to license fees; and $51,676 or 16.3% was related to royalty fees for three international customers, while $85,889 or 27.2% was related to a large wholesale account.

(c)
Currency Risk

The Company is subject to currency risk through its revenues earned and expenses incurred in United States dollars and Euros.  Unfavorable changes in the exchange rate may affect the operating results of the Company.  The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk.  However, depending on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks.  There were no forward exchange contracts outstanding at December 31, 2011 and 2010.  As at December 31, 2011, the Company held foreign cash balances in the following currencies:

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           FINANCIAL RISKS (continued)

	2011		2010
	Foreign $	Cdn $	Foreign $	Cdn $
US dollars	47,340	48,189	2,417,025	2,403,973
EUROS	128,582	169,638	35,214	47,155

(d)
Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, loan receivable, accounts payable and accrued liabilities and amount payable and contingent consideration due, approximates fair value due to short-term maturity of these items.

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

18.
SEGMENTED INFORMATION

The Company is a specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada.  The Company targets several therapeutic areas in Canada but has a particular interest in products for the treatment of pain, dermatology and endocrinology/cardiology.  Stellar also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships.  Currently, all of the Company’s manufacturing assets are located in Canada.  All direct sales take place in Canada.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries around the world.

Revenue for the years ended December 31, 2011 and 2010 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	December 31,
Products Sales	2011	2010
Canadian market sales	$2,530,844	$1,871,265
International sales	1,306,215	835,381
Other revenue	18,595	8,289
Total Product Sales	$3,855,654	$2,714,935

STELLAR PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	SEGMENTED INFORMATION (continued)

	December 31,
Royalties and Licensing Revenue	2011	2010
Licensing fees	$-	$1,851,100
Royalties	14,227	171,283
Total Royalties and Licensing Revenue	$14,227	$2,022,383

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea Turkey and the United Arab Emirates.  The continuing operations reflected in the statements of operations and comprehensive (loss) income includes Stellar’s activity in these markets.

19.	FOREIGN CURRENCY GAIN (LOSS)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies.  As at December 31, 2011, the Company held cash of $217,828 (US$47,384 and €128,582) in denominations other than in Canadian dollars (2010 - $2,451,128; US$2,417,025 and €35,214); had  accounts receivables of $295,544 (US$45,424 and €189,000) denominated in foreign currencies (2010 - $373,440; US$49,567 and €243,934); and had accounts payable and accrued liabilities of $148,703 (US$4,825 and €$109,059) denominated in foreign currencies (2010 – $120,329; US$19,131 and €$76,058).  For the year ended December 31, 2011, the Company recorded $22,951 as a foreign currency loss (2010 - $76,187).  These amounts have been included in selling, general and administrative expenses.

20.	RECLASSIFICATION OF PRIOR YEAR COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the consolidated financial statement presentation adopted for 2011.

21.
SUBSEQUENT EVENT

On March 16, 2012, Stellar announced that its wholly owned subsidiary, Tribute, was granted an approval by Health Canada (“approval”) for Cambia® (diclofenac potassium for oral solution) for the acute treatment of migraine attacks with or without aura in adults.  Tribute obtained the exclusive Canadian license to Cambia® in November 2010 from Nautilus Neurosciences, Inc., a neurology-focused specialty pharmaceutical company located in Bedminster, New Jersey.  Tribute filed an application for approval for Cambia® with Health Canada in March 2011, prior to Tribute being acquired by Stellar in December 2011.  Subsequent to the approval by Health Canada on March 20, 2012, the Company issued 2,000,000 common shares to the Tribute shareholders.  A future milestone payment of US$750,000 is due, subject to certain conditions, upon the earlier of the first commercial sale of the product, or six months after approval.