Form 10-Q
period 2012-03-31
STELLAR PHARMACEUTICALS INC
filed 2012-05-15
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

The number of outstanding common shares, no par value, of the Registrant at: March 31, 2012: 39,610,042

TABLE OF CONTENTS

PART 1 – CONSOLIDATED FINANCIAL STATEMETNS

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at	As at
	March 31,	December 31,
ASSETS	2012	2011
Current:
Cash and cash equivalents (Note 2)	$1,015,954	$2,227,973
Accounts receivable, net of allowance of $nil (2011 - $nil)	957,391	763,810
Inventories (Note 3)	785,832	870,630
Taxes recoverable	167,017	180,160
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 4)	99,674	124,101
Total current assets	3,041,682	4,182,488
Property, Plant and Equipment, net (Note 5)	1,194,977	1,207,462
Goodwill	3,408,741	3,408,741
Intangible Assets (Note 6)	10,338,366	10,409,744
Total assets	$17,983,766	$19,208,435

LIABILITIES
Current:
Accounts payable and accrued liabilities	$2,182,781	$2,684,542
Amount payable and contingent consideration due	444,893	1,624,289
Warrant liability	-	2,543
Total current liabilities	2,627,674	4,311,374

Deferred tax liability	1,330,700	1,524,200
Total liabilities	3,958,374	5,835,574
Contingencies and commitments (Note 10)

SHAREHOLDER’S EQUITY
Capital stock
Authorized
Unlimited non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited common shares with no par value
Issued (Note 7)
Common shares 39,610,042 (2011 – 37,610,042)	17,589,957	16,469,621
Additional paid-in capital options	1,436,373	1,277,830
	19,026,330	17,747,451
Deficit	(5,000,938)	(4,374,590)
Total shareholders’ equity	14,025,392	13,372,861
Total liabilities and shareholders’ equity	$17,983,766	$19,208,435

See accompanying notes to the condensed consolidated interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended March 31
	2012	2011
Revenues
Licensed domestic product net sales	$1,905,862	$-
Other domestic product sales	474,267	373,766
International product sales	520,025	257,510
Royalty and licensing revenues	-	2,766
Total revenues (Note 14)	2,900,154	634,042
Cost of sales
Licensor sales and distribution fees	1,346,772	-
Cost of products sold	320,592	171,396
Gross profit	1,232,790	462,646

Expenses
Selling, general and administrative (Note 12)	2,018,957	704,055
Amortization of assets (non-manufacturing property, plant and equipment)	97,037	12,062
	2,115,994	716,117
(Loss) from operations	(883,204)	(253,471)

Non-operating income (expenses)
Change in warrant liability	2,543	(39,246)
Change in fair value of contingent consideration	79,724	-
Research and development	(1,752)	(13,678)
Accretion expense	(20,664)	-
Interest income	3,505	3,500
Net loss and comprehensive loss before tax	(819,848)	(302,895)

Deferred income tax (recovery)	(193,500)	-
Net loss and comprehensive loss for the period	$(626,348)	$(302,895)

Deficit, beginning of period	(4,374,590)	(3,852,809)

Deficit, end of period	(5,000,938)	(4,155,704)

Loss per share (Note 8) - Basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding
- Basic and diluted	37,829,822	24,585,040

See accompanying notes to the condensed consolidated interim financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended March 31,
	2012	2011
Cash flows used in operating activities:
Net loss	$(626,348)	$(302,895)
Items not affecting cash:
Deferred income tax (recovery)	(193,500)	-
Amortization	105,824	26,722
Change in warrant liability (Note 7(d))	(2,543)	39,246
Change in fair value of contingent consideration	(79,724)	-
Stock-based compensation (Note 7(c))	158,5433	63,735
Accretion expense	20,664	-
Issuance of equity instruments for services rendered	-	5,466
Change in non-cash operating assets and liabilities (Note 9)	(572,976)	(442,435)
Cash flows used in operating activities	(1,190,060)	(610,161)

Cash flows used in investing activities:
Additions to property, plant and equipment	(9,356)	-
Increase in other assets	(12,603)	(3,943)
Cash flows used in investing activities	(21,959)	(3,943)
Change in cash and cash equivalents	(1,212,019)	(614,104)

Cash and cash equivalents, beginning of period	2,227,973	4,352,2855
Cash and cash equivalents, end of period	$1,015,954	$3,738,1811

See accompanying notes to the condensed consolidated interim financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements for Stellar Pharmaceuticals Inc.’s (the "Company") most recently completed fiscal year ended December 31, 2011.  These condensed consolidated interim financial statements do not include all disclosures required in annual audited consolidated financial statements, but rather are prepared in accordance with recommendations for consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America.  These condensed consolidated interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited consolidated financial statements for the year ended December 31, 2011.

The unaudited condensed consolidated interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at March 31, 2012, and the results of its operations and cash flows for the three month periods ended March 31, 2012 and 2011.  Note disclosures have been presented for material updates to the information previously reported in the annual audited consolidated financial statements.

a)
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

b)
Recently Adopted Accounting Standards

On January 1, 2012, the Company adopted the accounting standards set out below.

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance also required an entity to present on the face of the consolidated financial statements, reclassification adjustments from other comprehensive income to net income.  This guidance was effective for fiscal years beginning after December 15, 2011, which is the Company’s 2012 fiscal year.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation (continued)

In May 2011, the FASB issued an accounting standards update that clarified and amended the existing fair value measurement and disclosure requirements.  This guidance was effective prospectively for interim and annual periods beginning after December 15, 2011, which is the Company’s 2012 fiscal year.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance that simplified goodwill impairment tests.  The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary.  This guidance was effective for periods beginning on or after December 15, 2011, which is the Company’s 2012 fiscal year.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

2.	Cash and Cash Equivalents

	March 31,	December 31,
	2012	2011
Cash	$1,015,954	$1,227,834
Cash equivalents	-	1,000,139
	$1,015,954	$2,227,973

3.	Inventories

	March 31,	December 31,
	2012	2011
Raw materials	$310,137	$233,758
Finished goods	107,224	200,712
Packaging materials	64,584	73,834
Work in process	303,887	362,326
	$785,832	$870,630

4.	Prepaid Expenses and Other Receivables

	March 31,	December 31,
	2012	2011
Prepaid operating expenses	$95,174	$95,411
Manufacturing deposits	-	23,882
Interest receivable on loan receivable	4,500	4,808
	$99,674	$124,101

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	Property, Plant and Equipment

	March 31, 2012
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	215,787	402,467
Office equipment	44,308	42,431	1,877
Manufacturing equipment	1,103,525	507,277	596,248
Warehouse equipment	17,085	14,434	2,651
Packaging equipment	111,270	34,676	76,594
Computer equipment	90,762	65,622	25,140
	$2,075,204	$880,227	$1,194,977

	December 31, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	$––	$90,000
Building	618,254	208,060	410,194
Office equipment	44,308	42,186	2,122
Manufacturing equipment	1,094,168	498,569	595,599
Warehouse equipment	17,085	13,578	3,507
Packaging equipment	111,270	32,764	78,506
Computer equipment	90,762	63,228	27,534
	$2,065,847	$858,385	$1,207,462

6.	Intangible Assets

	March 31, 2012
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$205,142	$16,480	$188,662
Licensing asset	255.820	––	255,820
Licensing agreements	10,004,000	110,116	9,893,884
	$10,464,962	$126,596	$10,338,366

	December 31, 2011
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$192,539	$15,086	$177,453
Licensing asset	255,820	—	255,820
Licensing agreements	10,004,000	27,529	9,976,471
	$10,452,359	$42,615	$10,409,744

The Company has patents pending of $112,190 at March 31, 2012 (December 31, 2011 - $121,087) and a licensing agreement of $7,664,000 (December 31, 2011 - $7,664,000) not currently being amortized.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	Capital Stock

(a)
Common Shares

During the three month period ended March 31, 2012, 2,000,000 common shares recorded as a contingent liability at December 31, 2011 were issued by the Company.  The difference between fair value of these shares at December 31, 2011 and the value on the date of issuance was a credit of $79,724 which was recorded as a reduction of expense to change in fair value of contingent consideration.

	Number of Shares	Amount
Balance, December 31, 2011	37,610,042	$16,469,621
Shares issued to Tribute shareholders	2,000,000	1,120,336
Balance, March 31, 2012	39.610,042	$17,589,957

(b)	Paid-in Capital Options The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2011	$1,277,830
Expense recognized for options issued to employees/directors	158,543
Balance, March 31, 2012	$1,436,373

(c)
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

During the three month period ended March 31, 2012, there were 195,000 options granted to an officer and employees of the Company (2011 – nil). The exercise price of these options is $0.57, with quarterly vesting terms at 25% on each of March 31, June 30, September 30 and December 31, 2013, upon achieving certain financial objectives. Since share-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  The fair value of these options was estimated as $0.48 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.57%; and expected term of 5 years.

For the period ended March 31, 2012, the Company recorded $158,543 (2011 – $63,735) as compensation expense for options previously issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative expense on the condensed consolidated interim statements of operations and comprehensive loss and deficit.  Due to the performance criteria not being met in 2011, 47,500 options issued to an officer and employees were not earned and therefore removed from the number of options issued.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	Capital Stock (continued)

The total number of options outstanding as at March 31, 2012 was 3,122,952 (December 31, 2011 – 2,975,452).

The maximum number of options that may be issued under the plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 3,961,004 shares as at March 31, 2012 (December 31, 2011 - 3,761,004).

The weighted average fair value of options expensed during the period ended March 31, 2012 was estimated at $0.65 (2011 - $0.94).

(d)	Warrants As at March 31, 2012, the following compensation warrants were outstanding:

	Number of	Weighted Average Exercise			Fair
Expiry Date	warrants	Price			Value
April 8, 2012	500,000	$	US1.50	($1.50)	$0.00
April 8, 2012	500,000	$	US2.00	($2.00)	$0.00
April 8, 2012	500,000	$	US2.50	($2.50)	$0.00
	1,500,000	$	US2.00	($2.00)	$0.00

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one Common Share as follows: 500,000 at US$1.50 ($1.50), 500,000 at US$2.00 ($2.00) and 500,000 at US$2.50 ($2.50) each for a period of 18 months, ending on April 8, 2012. The exercise price of the 1,500,000 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant was $206,774 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 85%; risk free interest rate of 1.45%; and expected term of 1.5 years.

ASC 815 “Derivatives and Hedging” (formerly referred to as SFAS133) indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed consolidated interim statements of operations and comprehensive loss and deficit. The Company treated the compensation warrants as a liability upon their issuance.

As at March 31, 2012, the fair value of the warrant liability of $nil (December 31, 2011 - $2,543) was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0% expected volatility of 56% risk-free interest rate of 0.89% and expected term of 8 days. On April 6, 2012, these warrants were extended until April 8, 2013.

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the common shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive.

The following table sets forth the computation of loss earnings per share:

	For the Three Months Ended March 31
	2012	2011
Numerator:
Net loss available to common shareholders	$(819,848)	$(302,895)
Denominator:
Weighted average number of common shares outstanding	37,829,822	24,585,040
Effect of dilutive common shares	-	-
Diluted weighted average number of common shares outstanding	37,829,822	24,585,040
Loss per share – Basic and diluted	$(0.02)	$(0.01)

9.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Three Months Ended March 31
	2012	2011
Accounts receivable	$(193,581)	$137,601
Inventories	84,798	(184,099)
Prepaid expenses and other receivables	24,426	(20,718)
Taxes recoverable	13,144	(34,808)
Accounts payable and accrued liabilities	(501,763)	(340,411)
	$(572,976)	$(442,435)

During the three month period ended March 31, 2012, there were no interest or taxes paid (2011 – $nil).

10.	Contingencies and Commitments

The Company has royalty, licensing and manufacturing agreements that have remained in effect for the Company during the quarter.  In addition, there were no material changes to lease agreement during the period.

(a)
License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute (see Note 2 of the Company’s December 31, 2011 10-K filing).  Included in this transaction were the following license agreements:

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	Contingencies and Commitments (continued)

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

On November 9, 2010, Tribute signed a License Agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada.  The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the closing of this agreement; and b)  Other milestone payments include: US$750,000 upon the earlier of the first commercial sale or six months after approval by Health Canada, US$250,000 on annual net sales of US$2,500,000, US$500,000 on annual net sales of US$5,000,000, US$750,000 on annual net sales of US$7,500,000, US$1,000,000 on annual net sales of US$10,000,000, US$1,500,000 on annual net sales of US$15,000,000 and US$2,000,000 on annual net sales of US$20,000,000. Royalties are payable at rates ranging from 22.5-25.0% of net sales.  The term of the agreement is 15 years.

Cambia received approval by Health Canada on March 20, 2012 and subsequently, the Company issued 2,000,000 common shares to the Tribute shareholders, as per the Share Purchase Agreement dated December 1, 2011.  As noted above, a future milestone payment of US$750,000 is due, subject to certain conditions, upon the earlier of the first commercial sale of the product, or six months after approval.

On December 30, 2011, Stellar signed a License Agreement to commercialize MycoVa in Canada. As of March 31, 2012 this product has not been filed with Health Canada and to-date no upfront payments have been paid.  Within 10 days of execution of a manufacturing agreement, Stellar shall pay an up-front license fee of $200,000.  Upon Health Canada approval Stellar shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000.  Royalties are payable at rates ranging from 20% to 25% of net sales.

(b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term by the Company for any reason other than just cause or death, by the Company because of disability, by the officer or executive for good reason, or in the event of termination of the officer’s or executive’s employment by the Company or by the officer or executive for any reason or a change in control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term equal to $1,794,167 as of March 31, 2012 (December 31, 2011 - $2,160,000) or if a change of control occurs subsequent to the initial term, while the officer or executive is employed on an indefinite basis, a lump sum payment equal to $1,520,000 (based on current base salary).

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.
Significant Customers

During the three month period ended March 31, 2012, the Company had two significant customers that represented 52.8% of product sales (two major wholesalers) (2011 – 39.1% (one major wholesaler – 27.7%; and one international customer – 11.4%). The Company believes that its relationships with these customers are satisfactory.

12.
Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former interim officer of the Company and his spouse) for consulting services.  For the three month period ended, March 31, 2012, the Company recorded and paid an aggregate of $37,500 to LMT (2011 - $41,750) which has been recorded as selling, general and administrative expense in the unaudited condensed consolidated interim statements of operations and comprehensive loss and deficit.

During the period ending March 31, 2012, the Company did not record any legal fee expenses for services (2011 – $9,900) provided by a law firm in which one of the directors of the Company is a partner.  Fees when incurred have been recorded as selling, general and administrative expense in the unaudited condensed consolidated interim statements of operations and comprehensive loss and deficit.

13.
Income Taxes

The Company has no taxable income under the Federal and Provincial tax laws for the three month periods ended March 31, 2012 and 2011. The Company has non-capital loss carry-forwards at March 31, 2012 totaling approximately $3,320,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2014 and 2031.  The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at March 31, 2012 was $341,300.

14.
Segmented Information

The Company is a specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada.  The Company targets several therapeutic areas in Canada, but has a particular interest in products for the treatment of pain, dermatology and endocrinology/cardiology.  Stellar also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships.  Currently, all of the Company’s manufacturing assets are located in Canada.  All direct sales take place in Canada.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries around the world.

Revenue for the periods ended March 31, 2012 and 2011 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

STELLAR PHARMACEUTICALS INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

14.	Segmented Information (continued)

	For the Three Months Ended, March 31
Product sales	2012	2011
Domestic sales	$2,363,366	$371,946
International sales	520,025	257,510
Other revenue	16,763	1,820
Total product sales	$2,900,154	$631,276

	For the Three Months Ended, March 31
Royalties and licensing revenue	2012	2011
Royalty revenues	$-	$2,766
Total royalty and licensing revenue	$-	$2,766

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea Turkey and the United Arab Emirates.  The continuing operations reflected in the unaudited condensed consolidated interim statements of operations and comprehensive loss and deficit includes Stellar’s activity in these markets.

15.
Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business.  During the three- month period ended March 31, 2012, the Company had a foreign currency loss of $48,021 (2011 – $45,576).  These amounts have been included in selling, general and administrative expenses in the condensed consolidated interim statement of operations and comprehensive loss and deficit.

16.	Reclassification of Prior Year Comparative Figures Certain comparative figures have been reclassified to conform to the consolidated financial statement presentation adopted for 2012.

17.	Subsequent Events

On April 5, 2012, the Company extended the expiration date of the Company’s outstanding Series 1 warrants, Series 2 warrants and Series 3 warrants, one year to April 8, 2013. The warrants, collectively exercisable into an aggregate of 1,500,000 common shares of the Company, were originally issued to the holders thereof on October 8, 2010 as part of the Company’s non-brokered private placement. No other terms of the warrants were amended or modified.

On May 11, 2012, Stellar closed a US$6 million Loan and Security Agreement with MidCap Financial LLC.  The term loan will mature May 11, 2015 and will be advanced in two tranches with the first tranche of US$3.5 million funded on closing. The second tranche of US$2.5 million is available until March 31, 2013 subject to a raise by Stellar of at least $6 million or in conjunction with an acquisition or an in-licensing transaction.   The facility has a 36 month term with the first 6 months being interest only at a rate of Libor plus 7%. MidCap has been granted a warrant to purchase common shares of Stellar equal to 8% of the amount borrowed under the term loan divided by the exercise price. The warrant associated with the first tranche will have an exercise price equivalent to the 20 day average closing price prior to the first advance. The warrant will be exercisable for 5 years from the date of issuance.

Bloom Burton & Co. from Toronto, Ontario, Canada acted as Stellar’s agent on the above mentioned transaction and is entitled to a fee and warrants in the amount of 4% of the amounts actually borrowed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on May 11, 2012 and should be read in conjunction with the December 31, 2011 consolidated financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

Forward-looking Statements

Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements (within the meaning of Section 27A of the Exchange Act (as defined below)) included in this report, which involve a number of risks or uncertainties.  Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses and gains, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance.  Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "may", "could" or "should" occur, or comparable terminology referring to future events or results.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, any of which could cause actual results to vary materially from current results or the Company's anticipated future results.  The Company assumes no responsibility to update the information contained herein.

Critical Accounting Policies

There have been no material changes to the Company’s Critical Accounting Policies and Assumptions filed in the Company’s 2011 Annual Report on the Form 10-K.

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted the accounting standards as set out below.  Adoption of these standards did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance also required an entity to present on the face of the consolidated financial statements, reclassification adjustments from other comprehensive income to net income.  This guidance was effective for fiscal years beginning after December 15, 2011, which is the Company’s 2012 fiscal year.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued an accounting standards update that clarified and amended the existing fair value measurement and disclosure requirements.  This guidance was effective prospectively for interim and annual periods beginning after December 15, 2011, which is the Company’s 2012 fiscal year.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance that simplified goodwill impairment tests.  The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary.  This guidance was effective for periods beginning on or after December 15, 2011, which is the Company’s 2012 fiscal year.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Overview

Stellar is an emerging Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. The Company targets several therapeutic areas in Canada, but has a particular interest in products for the treatment of pain, urology, dermatology and endocrinology/cardiology. Stellar also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships. On December 1, 2011, the Company acquired Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. (together herein referred to as “Tribute”), creating a North American specialty pharmaceutical company. As a result, Stellar has gained access to a portfolio of existing products, as well as certain rights to the future development and distribution of therapeutic products within the Canadian marketplace.

Stellar’s current portfolio of assets includes the following nine products: NeoVisc®, NeoVisc® Single Dose, Uracyst®, BladderChek®, Bezalip® SR, Soriatane®, Cambia®, Daraprim®, and MycoVa™.  Each of these products has received regulatory approval in Canada, with the exception of MycoVa.  On May 11, 2012, Stellar’s licensor for MycoVa®, Apricus Biosciences announced that Health Canada has granted them a pre-NDS (New Drug Submission) meeting to take place in Ottawa on July 18, 2012.

Stellar markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of select products in 27 countries, and continues to expand this “footprint”. The Company’s focus on business development is twofold: utilizing in-licensing and out-licensing for immediate impact on its revenue stream, as well as product development for future growth and stability.

The Company is now actively engaged on numerous fronts to grow its business through business development activities. There remain a number of key geographical territories globally where NeoVisc and Uracyst are not currently being marketed.  In particular, both of these products remain available for the United States. Stellar intends to focus its efforts to find partners to market its brands in international territories where the Company does not have a direct commercial presence.

Stellar met with the FDA in the United States in March 2012 to discuss the US approval of Bezalip SR. Bezalip SR is approved in over 40 countries world-wide but not in the United States. Stellar recognizes that the US rights to develop Bezalip SR is an important asset to the Company in the largest market in the world, and will do everything it can to maximize the opportunity.

Stellar’s management team has prior experience in senior management positions with other pharmaceutical companies. This team has extensive business development experience and has completed numerous prior product acquisitions, licensing and product re-formulation transactions. The senior management at Stellar managed companies with sales in excess of USD$300 million in the U.S. and over CDN$150 million in Canada. The Stellar management team also has experience in product launches in Canada.

Results of Operations for the Three Month Period Ended, March 31, 2012

For the three month period ended March 31, 2012, total revenues from all sources increased by 357% to $2,900,000, compared to $634,000 in the same period during 2011.  The increase is mainly due to licensed domestic product net sales of $1,906,000, compared to $nil in the prior year as a result of the acquisition of Tribute.  In addition, there was an increase of 101.9% in international product sales to $520,000 for the three months ending March 31, 2012 compared to $257,500 for the same period during 2011, as well as an increase in domestic product sales for the three month period ending March 31, 2012 of 26.9%.

The Company’s net loss for the first quarter of 2012 was $626,300 compared to a loss of $302,900 during the same period in 2011, mainly due to the increased cost base of Tribute, which is investing significantly in sales and marketing to grow its existing products, preparing to launch a new product plus increased business development activity.

Gross Profit and Cost of Products Sold

Gross profit for the first quarter of 2012 was $1,232,800, up 166.5%, compared to a gross profit of $462,646 in the same period in 2011.  The improved gross profit in 2012 was due to the licensed domestic product net sales, less associated cost of these sales, representing a gross profit of $559,000.  Excluding this, gross profit would have been $673,800, still an increase of $211,000 compared to the same period of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2012 was $2,019,000, compared to $704,100 for the same period in 2011 for an increase of $1,314,900 or 186.8%.  The increase in these costs is due primarily to the acquisition of Tribute with the first quarter selling, general and administrative expenses of $875,100 being comprised of sales and marketing expenses, Cambia regulatory and pre-launch expenses, regulatory expenses for Bezalip SR in the US and Stellar integration expenses.  Additionally, there was $158,500 in stock-based compensation expense recorded in the first quarter of 2012, compared to $63,700 for the same period of the prior year.

Interest and Other Income
Interest and other income during the three month period ended March 31, 2012 was $3,500 (2011 - $3,500). These amounts include interest received on short-term investments for both 2012 and 2011.  In 2012, interest earned on the Company’s short-term investments was an average of 1.08% compared to an average of 1.10% in 2011.

Summary of Quarterly Results

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
March 31, 2012	$2,900,000	$(626,300)	$(0.02)
December 31, 2011	1,474,000	(389,600)	(0.01)
September 30, 2011	689,200	112,300	0.00
June 30, 2011	1,072,700	58,400	0.00
March 31, 2011	634,000	(302,900)	(0.01)
December 31, 2010	666,700	(968,400)	(0.03)
September 30, 2010	2,236,900	1,380,800	0.06
June 30, 2010	1,255,800	360,800	0.02

Liquidity and Capital Resources

The Company’s cash and cash equivalents position amounted to $1,016,000 at March 31, 2012 compared with $2,228,000 at December 31, 2011.

At March 31, 2012, the Company did not have any outstanding indebtedness.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT") (a company beneficially owned by Mr. Arnold Tenney, a director and former interim officer of the Company, and his spouse) for consulting services.  For the three month period ended, March 31, 2012, the Company recorded and paid an aggregate of $37,500 to LMT (2011 - $41,700) which has been recorded as selling, general and administrative expense in the condensed consolidated interim statements of operations and comprehensive loss and deficit.

During the period ending March 31, 2012 the Company paid $nil for legal services (2011 – $9,900) to a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense on the condensed consolidated interim statements of operations and comprehensive loss and deficit.

Significant Customers

During the three month period ended March 31, 2012, the Company had two significant customers that represented 52.8% of product sales two major wholesalers) (2011 – 39.1% (one major wholesaler – 27.7%; and one international customer – 11.4%). The Company believes that its relationships with these customers are satisfactory.

Capital Stock

The Company has authorized an unlimited number of common shares, without par value.  There are no other classes of shares issued.  During the three month period ended March 31, 2012, 2,000,000 common shares (2011 – nil) were issued by the Company.  As of the date of this report, the Company has 39,610,042 common shares issued and outstanding.

As of the date of this report, the Company had 3,122,952 common share options outstanding with an average exercise price of $0.65 per option.

Subsequent Events

On April 5, 2012, the Company extended the expiration date of the Company’s outstanding Series 1 warrants, Series 2 warrants and Series 3 warrants, one year to April 8, 2013. The warrants, collectively exercisable into an aggregate of 1,500,000 common shares of the Company, were originally issued to the holders thereof on October 8, 2010 as part of the Company’s non-brokered private placement. No other terms of the warrants were amended or modified.

On May 11, 2012, Stellar closed a US$6 million Loan and Security Agreement with MidCap Financial LLC. The term loan will mature May 11, 2015 and will be advanced in two tranches with the first tranche of US$3.5 million funded on closing. The second tranche of US$2.5 million is available until March 31, 2013 subject to a raise by Stellar of at least $6 million or in conjunction with an acquisition or an in-licensing transaction. The facility has a 36 month term with the first 6 months being interest only at a rate of Libor plus 7%. MidCap has been granted a warrant to purchase common shares of Stellar equal to 8% of the amount borrowed under the term loan divided by the exercise price. The warrant associated with the first tranche will have an exercise price equivalent to the 20 day average closing price prior to the first advance. The warrant will be exercisable for 5 years from the date of issuance.

Bloom Burton & Co. from Toronto, Ontario, Canada acted as Stellar’s agent on the above mentioned transaction and is entitled to a fee and warrants in the amount of 4% of the amounts actually borrowed.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Stellar is a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act) (as defined below) and is not required to provide the information required under this Item.

ITEM 4	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Additional Information

We make available free of charge through our website, www.stellarpharma.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

STELLAR PHARMACEUTICALS INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Stellar is a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act) and is not required to provide information required under this Item.

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