Form 10-Q
period 2012-06-30
STELLAR PHARMACEUTICALS INC
filed 2012-08-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————————
FORM 10-Q
—————————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

—————————————
STELLAR PHARMACEUTICALS INC.
(Exact name of small business issuer as specified in its charter)
—————————————

ONTARIO, CANADA	0-31198	N/A
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding common shares, no par value, of the Registrant at: June 30, 2012: 39,610,042

PART 1 – CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at June 30, 2012	As at December 31, 2011
ASSETS
Current
Cash and cash equivalents (Note 3)	$3,389,670	$2,227,973
Accounts receivable, net of allowance of $nil (2011 - $nil)	916,181	763,810
Inventories (Note 4)	990,398	870,630
Taxes recoverable	193,595	180,160
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 5)	125,113	124,101
Total current assets	5,630,771	4,182,488
Property, plant and equipment, net (Note 6)	1,172,388	1,207,462
Intangible assets, net (Note 7)	10,463,961	10,409,744
Goodwill (Note 8)	3,597,077	3,408,741
Debt issuance costs, net (Note 9)	417,155	-

Total assets	$21,281,352	$19,208,435

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,665,969	$2,684,542
Amount payable and contingent consideration due	465,558	1,624,289
Current portion of long term debt (Note 9)	891,713	-
Warrant liability (Note 10d)	312,486	2,543
Total current liabilities	4,335,726	4,311,374
Long term debt (Note 9)	2,480,176	-
Deferred tax liability	1,009,600	1,524,200

Total liabilities	7,825,502	5,835,574

Contingencies and commitments (Note 13)

SHAREHOLDERS’ EQUITY
Capital Stock
Common shares (Note 10a)	17,589,957	16,469,621
Additional paid-in capital options (Note 10b)	1,598,253	1,277,830
Deficit	(5,732,360)	(4,374,590)
Total shareholders’ equity	13,455,850	13,372,861
Total liabilities and shareholders’ equity	$21,281,352	$19,208,435

See accompanying notes to the condensed interim consolidated financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS,
COMPREHENSIVE (LOSS) INCOME AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2012	2011	2012	2011
Revenues
Licensed domestic product net sales	$1,930,789	$-	$3,836,651	$-
Other domestic product sales	656,895	580,622	1,131,162	954,388
International product sales	303,378	485,920	823,403	743,431
Royalty and licensing revenues	-	6,163	-	8,929
Total revenues (Note 17)	2,891,062	1,072,705	5,791,216	1,706,748

Operating costs and expenses
Licensor sales and distribution fees	1,352,845	-	2,699,618	-
Cost of products sold	274,810	261,783	595,400	432,928
Total cost of sales	1,627,655	261,783	3,295,018	432,928

Selling, general and administrative (Notes 15 and 18)	2,090,965	698,946	4,108,538	1,403,002
Amortization	127,426	11,807	224,463	24,120
Total cost and expenses	3,846,046	972,536	7,628,019	1,860,050
(Loss) Income from operations	(954,984)	100,169	(1,836,803)	(153,302)

Non-operating income (expenses)
Change in warrant liability (Note 10d)	134,671	(25,024)	137,213	(64,271)
Cost of extending the warrant expiration (Note 10d)	(135,157)	-	(135,157)	-
Change in fair value of contingent consideration (Note 10a)	-	-	79,724	-
Research and development	(6,574)	(20,093)	(8,326)	(33,771)
Accretion expense	(33,703)	-	(54,367)	-
Interest income	2,527	3,353	6,032	6,854
Interest (expense)	(59,302)	-	(60,686)	-
(Loss) income and comprehensive (loss) income before tax	(1,052,522)	58,405	(1,872,370)	(244,490)
Deferred income tax (recovery)	(321,100)	-	(514,600)	-
Net (loss) income and comprehensive (loss) income for the period	$(731,422)	$58,405	$(1,357,770)	$(244,490)

Deficit, beginning of period	(5,000,938)	(4,155,704)	(4,374,590)	(3,852,809)

Deficit, end of period	$(5,732,360)	$(4,097,299)	$(5,732,360)	$(4,097,299)

Basic and Diluted (Loss) Earnings per share
(Note 11)	$(0.02)	$0.00	$(0.04)	$(0.01)

See accompanying notes to the condensed interim consolidated financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Six Month Period Ended June 30
	2012	2011
Cash flows from (used in) operating activities
Net (loss) income	$(1,357,770)	$(244,490)
Items not affecting cash:
Deferred income tax recovery	(514,600)	-
Amortization	254,145	55,054
Changes in warrant liability (Note 10d)	(137,214)	64,271
Cost of extending the warrant expiration	135,157	-
Changes in fair value of contingent consideration	(79,724)	-
Stock-based compensation (Note 10c)	320,423	90,998
Unrealized foreign exchange	66,851
Accretion expense	54,367	-
Issuance of equity instruments for services rendered	-	5,466
Change in non-cash operating assets and liabilities (Note 12)	(278,495)	(823,545)
Cash flows (used in) operating activities	(1,536,860)	(852,246)

Cash flows from (used in) investing activities
Additions to property, plant and equipment	(15,489)	(5,008)
Increase in intangible assets	(17,020)	(19,480)
Acquisition (Note 2)	(425,000)	-
Cash flows (used in) investing activities	(457,509)	(24,488)

Cash flows from (used in) financing activities
Financing costs deferred	(343,934)	-
Long term debt issued	3,500,000	-
Share issuance costs	-	(21,684)
Cash flows from (used in) financing activities	3,156,066	(21,684)

Changes in cash and cash equivalents	1,161,697	(898,418)

Cash and cash equivalents, beginning of period	2,227,973	4,352,285

Cash and cash equivalents, end of period	$3,389,670	$3,453,867

See accompanying notes to the condensed interim consolidated  financial statements.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

1.	Basis of Presentation

These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements for Stellar Pharmaceuticals Inc.’s ("Stellar" or the "Company") most recently completed fiscal year ended December 31, 2011.  These condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited consolidated financial statements for the year ended December 31, 2011.

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2012, and the results of its operations for the three and six month periods ended June 30, 2012 and 2011 and its cash flows for the six month periods ended June 30, 2012 and 2011.  Note disclosures have been presented for material updates to the information previously reported in the annual audited consolidated financial statements.

a)	Estimates

The preparation of these condensed interim consolidated financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition and intangible assets.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.

Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

b)	Recently Adopted Accounting Standards

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.  The Company considers the applicability and impact of all recent ASUs.  ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

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

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

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

c)	New Accounting Standards Not Yet Adopted

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be the Company's fiscal year 2013, with early adoption permitted.  The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

2.	Acquisition

On June 19, 2012, the Company closed an Asset Purchase Agreement with Theramed Corporation (“Theramed”), acquiring the exclusive rights to Collatamp G® for Canada.  The initial term of the agreement to the exclusive Canadian rights ends March 31, 2018. The purchase of the exclusive rights was accounted for as a business combination.  In connection with the purchase of the assets, the Company paid $425,000.  The Company acquired assets with a fair value of $500,026, consisting of inventories of $101,690, intangible assets of $210,000 and goodwill of $188,336.  Liabilities of $75,026 were assumed in connection with the purchase.

3.	Cash and cash equivalents

	June 30, 2012	December 31, 2011
Cash	$2,910,638	$1,227,834
Cash equivalents	479,032	1,000,139
	$3,389,670	$2,227,973

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

4.	Inventories

	June 30, 2012	December 31, 2011
Raw materials	$243,881	$233,758
Finished goods	225,863	200,712
Packaging materials	69,866	73,834
Work in process	450,788	362,326
	$990,398	$870,630

5.	Prepaid Expenses and Other Receivables

	June 30, 2012	December 31, 2011
Prepaid operating expenses	$95,328	$95,411
Manufacturing deposits	25,060	23,882
Interest receivable on loan receivables	4,725	4,808
	$125,113	$124,101

6.	Property, Plant and Equipment

	June 30, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	223,517	394,737
Office equipment	44,308	42,622	1,686
Manufacturing equipment	1,103,525	522,851	580,674
Warehouse equipment	17,085	15,287	1,798
Packaging equipment	111,270	37,481	73,789
Computer equipment	96,895	67,191	29,704
	$2,081,337	$908,949	$1,172,388

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	208,060	410,194
Office equipment	44,308	42,186	2,122
Manufacturing equipment	1,094,168	498,569	595,599
Warehouse equipment	17,085	13,578	3,507
Packaging equipment	111,270	32,764	78,506
Computer equipment	90,762	63,228	27,534
	$2,065,847	$858,385	$1,207,462

7.	Intangible Assets

	June 30, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$209,559	$22,715	$186,844
Licensing asset	255,820	-	255,820
Licensing agreements	10,214,000	192,703	10,021,297
	$10,679,379	$215,418	$10,463,961

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$192,539	$15,086	$177,453
Licensing asset	255,820	-	255,820
Licensing agreements	10,004,000	27,529	9,976,471
	$10,452,359	$42,615	$10,409,744

The Company has patents pending of $79,863 at June 30, 2012 (December 31, 2011 - $121,087) and licensing agreements of $7,874,000 (December 31, 2011 - $7,664,000) not currently being amortized.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

8.	Goodwill

Amount
Balance at December 31, 2011	$3,408,741
Collatamp G® acquisition (Note 2)	188,336
Balance at June 30, 2012	$3,597,077

9.	Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the “Loan Agreement”) with MidCap Funding III, LLC (the “Lender”) for a 36 month term loan that is due May 11, 2015.  The term loan allows for a total advancement of US$6,000,000 ($6,114,600).  An amount of US$3,500,000 ($3,488,000) was drawn on execution of this Loan Agreement and the remainder will be advanced if the Company raises an amount of not less than US$6,000,000 ($6,114,600) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  Advancement of the remainder of the loan is available until March 31, 2013, and subject to Lender review.  The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement includes a financial covenant to raise not less than US$3,000,000 by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership.  As of the filing date of this quarterly report, the Company was in compliance with all Loan Agreement covenants.

Payments are due monthly, with the first six (6) payments being interest-only, with principal and interest payments due thereafter.  Interest is calculated at the higher of 4% or the thirty (30) day LIBOR plus 7%.

In connection with the Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares of the Company common stock at an exercise price of US$0.56 ($0.57).  The grant date fair value of the warrants was $312,000.  Of this amount $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying interim consolidated financial statements.  The remaining $104,000 (250,000 warrants) were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability. The discount to the carrying value of the loan is being amortized as a non-cash interest expense over the term of the loan using the effective interest rate method.  The grant date fair value of the warrants was determined using the Black-Scholes model with the following assumptions: estimated volatility of 124.6%, risk-free interest rate of 1.48%, and expected life of five years, and no dividend yield.

During the six month period ended June 30, 2012, the Company accreted $13,038 (2011 - $nil) in non-cash accretion expense in connection to the long term loan, which is included in accretion expense on the condensed interim consolidated statements of operations and comprehensive income and loss.

In connection with the Loan Agreement, the Company also incurred $448,452 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and are included in long-term assets on the condensed interim consolidated balance sheets.  These assets are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest rate method.  During the six month period ended June 30, 2012, the Company accreted $31,297 (2011 – $nil) in non-cash interest expense, which is included in accretion expense on the condensed interim consolidated statements of operations and comprehensive loss and deficit.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

During the fiscal year ending December 31, 2012 the Company will make principal payments of US$218,750 ($222,928) and interest payments of US$217,164 ($221,312) under the Loan Agreement.  The Company is scheduled to make the following principle and interest payments over the next three years:

	2013		2014		2015
Principle Payments	US$ 1,312,500	($1,337,569)	US$ 1,312,500	($1,337,569)	US$ 656,250	($668,784)

Interest Payments	US$ 298,776	($304,483)	US$ 152,396	($155,307)	US$ 20,587	($20.980)

10.	Capital Stock

a)	Common Shares

As at December 31, 2011, the Company had recorded 2,000,000 common shares as a contingent liability.   These shares were issued during the first quarter ended March 31, 2012.  The difference between the fair value of these shares at December 31, 2011 and the value on the date of issuance was a credit of $79,724 which was recorded as a reduction of expense to change in fair value of contingent consideration.

	Number of Shares	Amount
Balance, December 31, 2011	37,610,042	$16,469,621
Shares issued to Tribute Shareholders	2,000,000	1,120,336
Balance, March 31, 2012 and June 30, 2012	39,610,042	$17,589,957

b)	Paid-in Capital Options

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2011	$1,277,830
Expense recognized for options issued to employees/directors	158,543
Balance, March 31, 2012	1,436,373
Expense recognized for options issued to employees/directors	161,880
Balance, June 30, 2012	$1,598,253

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

c)	Stock Based Compensation

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

During the three and six month periods ended June 30, 2012, there were 50,000 and 245,000 options granted to an officer and employees of the Company, respectively (2011 – 305,000 and 305,000, respectively).  The weighted average exercise price of these options is $0.55, with 195,000 of these options having quarterly vesting terms at 25% on each of March 31, June 30, September 30 and December 31, 2013, upon achieving certain financial objectives.  The remaining 50,000 options are exercisable at a rate of 25% per year beginning in the first full quarter after the date of grant.  Since share-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  The weighted average grant date fair value of these options was estimated as $0.47 using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 124%; risk-free interest rate of 1.56%; and expected term of 5 years.

For the three and six month periods ended June 30, 2012, the Company recorded $161,856 and $320,399 respectively (2011 – $27,262 and $90,998 respectively) as compensation expense for options previously issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative expense in the condensed consolidated interim statements of operations and comprehensive loss and accumulated deficit.  Due to the performance criteria not being met in 2011, 47,500 options issued to an officer and employees were not earned and therefore removed from the number of options issued in the first quarter ended March 31, 2012.

The total number of options outstanding as at June 30, 2012 was 3,172,952 (December 31, 2011 – 2,975,452).

The maximum number of common shares subject to options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common Shares, or 3,961,004 shares as at June 30, 2012 (December 31, 2011 – 3,761,004).

The weighted average fair value of options expensed during the three and six month periods ended June 30, 2012 was estimated at $0.50 and $0.51, respectively (2011 - $0.93 and $ 0.93 respectively).

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

d)	Warrants

As at June 30, 2012, the following compensation warrants were outstanding:

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Fair Value @ June 30, 2012
April 8, 2013	500,000	US$ 1.47($1.47)	$16,207
April 8, 2013	500,000	US$ 1.96($1.96)	$9,172
April 8, 2013	500,000	US$ 2.46 ($2.46)	$5,605
May 11, 2017	750,000	US$ 0.56 ($0.56)	$281,502
	2,250,000	US$ 1.50 ($1.50)	$312,486

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.50), 500,000 at US$2.00 ($2.00) and 500,000 at US$2.50 ($2.50) each for a period of 18 months, which ended on April 8, 2012.  On April 5, 2012, the Company granted a one year extension on these warrants and recorded $135,157 to cost of extending the warrant expiration on the condensed interim consolidated statements of operations and comprehensive income and loss. The fair value of these warrants on date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 107%; risk free interest rate of 1.43%; and expected term of 1 year.

On May 11, 2012 the Company granted 750,000 warrants in connection with the long-term debt obligation (Note 9), at an exercise price US$0.56 ($0.57), subsequently the pro rata exercise price of the 1,500,000 warrants was adjusted due to the exercise rate of the 750,000 new warrants being lower than the original exercise price of October 2010 warrants.  The effect of this pro rata change is as follows: 500,000 at US$1.47($1.47), 500,000 at US$1.96($1.96) and 500,000 at US$2.46($2.46).  The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant on the 750,000 warrants was $312,000 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

ASC 815 “Derivatives and Hedging” indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity.  As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim consolidated statement of operations and comprehensive loss.  The Company treated the warrants as a liability upon their issuance.

At June 30, 2012, the fair value of the warrant liability of $312,486 (December 31, 2011 - $2,543) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% expected volatility of 110%; risk-free interest rate of 1.06%; and expected term of 2.1 years.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

11.	Earnings (Loss) Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period.  The diluted (loss) earnings per share is not computed when the effect of such calculation is anti-dilutive.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Potentially dilutive securities, which were not included in diluted weighted average shares for the three and six months ended June 30, 2012 and 2011 consist of outstanding stock options (3,172,952 and 1,029,500 at June 30, 2012 and June 30, 2011, respectively) and outstanding warrant grants (2,250,000 at June 30, 2012 and 1,500,000 at June 30, 2011).

The following table sets forth the computation of (loss) earnings per share:

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2012	2011	2012	2011
Numerator:
Net (loss) earnings available to common shareholders	$(731,422)	$58,405	$(1,357,770)	$(244,490)
Denominator:
Weighted average number of common shares	39,610,042	24,602,074	38,719,932	24,593,604
Effect of dilutive common shares	-	-	-	-
Diluted weighted average number of common shares outstanding	39,610,042	24,602,074	38,719,932	24,593,604
Income (loss) per share – basic and diluted	$(0.02)	$0.00	(0.04)	$(0.01)

12.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Six Month Period Ended June 30
	2012	2011
Accounts receivable	$(152,371)	$(73,746)
Inventories	(18,078)	(113,784)
Prepaid expenses and other receivables	(1,012)	(55,202)
Taxes recoverable	(13,435)	(18,456)
Accounts payable and accrued liabilities	(93,599)	(562,357)
	$(278,495)	$(823,545)

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

13.	Contingencies and Commitments

The Company has royalty, licensing and manufacturing agreements that have remained in effect for the Company during the quarter.  In addition, there were no material changes to lease or executive termination agreements during the period.

(a)            License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute (see Note 2 of the Company’s December 31, 2011 10-K filing). Included in this transaction were the following license agreements:

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Products”).  On January 1, 2010, a first amendment was signed with Actavis to grant Tribute the right and obligation to more actively market and promote the Products in Canada.  On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased Tribute’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Products.  Tribute pays Actavis sales and distribution fees up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line.  Tribute has agreed to a marketing budget for the first three years of not less than $3,750,000.  On May 4, 2011, Tribute signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the USA.  The Company shall pay US$5,000,000 to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the USA.

On November 9, 2010, Tribute signed a License Agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada.  On August 11, 2011, Tribute and Nautilus executed the first amendment to the License Agreement.  The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the closing of this agreement; and b) the following milestone payments:  US$750,000 upon the earlier of the first commercial sale or six months after all regulatory approvals, US$250,000 on annual net sales of US$2,500,000, US$500,000 on annual net sales of US$5,000,000, US$750,000 on annual net sales of US$7,500,000, US$1,000,000 on annual net sales of US$10,000,000, US$1,500,000 on annual net sales of US$15,000,000 and US$2,000,000 on annual net sales of US$20,000,000.  Royalties are payable at rates ranging from 22.5-25.0% of net sales.  The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

Cambia received approval by Health Canada on March 16, 2012 and as a result, the Company issued 2,000,000 common shares to the Tribute shareholders, as per the Share Purchase Agreement dated December 1, 2011.  As noted above, a future milestone payment of US$750,000 is due, subject to certain conditions, upon the earlier of the first commercial sale of the product or six months after all regulatory approvals.

On December 30, 2011, Stellar signed a License Agreement to commercialize MycoVa in Canada with NexMed U.S.A. As of June 30, 2012 this product has not been filed with Health Canada and to-date no upfront payments have been paid.  Within 10 days of execution of a manufacturing agreement, Stellar shall pay an up-front license fee of $200,000.  Upon Health Canada approval, Stellar shall pay an additional milestone of $400,000.  Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000.  Royalties are payable at rates ranging from 20% to 25% of net sales.

(b)            Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term by the Company for any reason other than just cause or death, by the Company because of disability, by the officer or executive for good reason, or in the event of termination of the officer’s or executive’s employment by the Company or by the officer or executive for any reason or a change in control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term equal to $1,634,167 as of June 30, 2012 (December 31, 2011 - $2,160,000) or if a change of control occurs subsequent to the initial term, while the officer or executive is employed on an indefinite basis, a lump sum payment equal to $1,520,000 (based on current base salary).

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

14.	Significant Customers

During the three month period ended June 30, 2012, the Company had two significant wholesale customers that represented 55.3% of product sales, compared to 29% in the same period of 2011 (one major wholesaler).

During the six month period ended June 30, 2012, the Company had two significant wholesale customers that represented 54.1% of product sales compared to one significant wholesale customer that represented 29% of product sales in the prior year.

The Company believes that its relationships with these customers are satisfactory.

15.	Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT", a company beneficially owned by a director and former interim officer of the Company, and his spouse) for consulting services.  For the three and six month periods ended, June 30, 2012, the

Company recorded and paid an aggregate of $37,500 and $75,000, respectively (2011 - $50,100 and $95,150, respectively) as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

During the three and six month periods ending June 30, 2012, the Company paid $nil for various legal services (2011 – $11,100 and $21,000, respectively) to a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense in the condensed interim consolidated statements of operations and comprehensive loss.

16.	Income Taxes

The Company has no taxable income under the Federal and Provincial tax laws for the three and six month periods ended June 30, 2012 and 2011. The Company has non-capital loss carry-forwards at June 30, 2012 totaling approximately $3,997,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2014 and 2031.  The cumulative carry-forward pool of scientific research and experimental development (SR&ED) expenditures that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at June 30, 2012 was $341,300.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

17.	Segmented Information

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

Revenue for the three and six months ended June 30, 2012 and 2011 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2012	2011	2012	2011
Product sales:
Domestic sales	$2,579,562	$578,466	$4,942,927	$950,412
International sales	303,378	485,920	823,403	743,431
Other revenue	8,122	2,156	24,886	3,976
Total	$2,891,062	$1,066,542	$5,791,216	$1,697,819

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2012	2011	2012	2011
Royalties and licensing revenue:
Royalty revenues	$-	$6,163	$-	$8,929
Licensing revenue	-	-	-	-
Total	$-	$6,163	$-	$8,929

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea Turkey and the United Arab Emirates.  The continuing operations reflected in the condensed interim consolidated statements of operations and comprehensive loss includes Stellar’s activity in these markets.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

18.	Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business.  During the three and six month periods ended June 30, 2012, the Company had a foreign currency loss of $30,900 and $78,900, respectively (2011 – $9,615 and $55,191, respectively).  These amounts have been included in selling, general and administrative expenses in the consolidated interim statements of operations, comprehensive loss and deficit.

19.	Financial Instruments

(a)            Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, payables, accruals and contingent consideration are a reasonable estimate of their fair values because of the short maturity of these instruments.

Warrant liability is a longer term financial liability where fluctuations in market rates will affect the fair value of this financial instruments.  The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:

Level 1:   quoted prices in active markets for identical assets or liabilities
Level 2:   other techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly
Level 3:   techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.

Cash equivalents and warrant liability are classified as level 2 financial instruments within the fair value hierarchy.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

(b)            Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due.  The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations.  The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions.  As at June 30, 2012, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

(c)            Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $931,995 (December 31, 2011: $779,624).  This amount is the total of the following financial assets: trade receivables and loan receivable.  The Company’s cash and cash equivalents are held through various high grade financial institutions.

The Company is exposed to credit risk from its customers and continually monitors its customers’ credit.  It establishes the provision for doubtful accounts based upon the credit risk applicable to each customer.  In line with other pharmaceutical companies, the Company sells its products through a small number of wholesalers and retail pharmacy chains in addition to hospitals, pharmacies, physicians and other groups.  Note 14 discloses the significant customer details and the Company believes that the concentrations on the Company’s customers are considered normal for the Company and its industry.

(d)            Foreign exchange risk

The Company principally operates within Canada, however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and other European currencies.  The Company’s long term debt is repayable in U.S. dollars, which may expose the Company to foreign exchange risk due to changes in value of the Canadian dollar.  As at June 30, 2012, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $175,000 and would increase/decrease both interest expense and net loss by approximately $3,000 for the six months ended June 30, 2012.  The Company believes a near-term change in foreign exchange rates would not have a material adverse effect on the financial position or results of operations.  Accordingly, the Company does not enter into financial hedging or other contracts.

(e)            Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt.  The Company does not believe that the results of operations or cash flows would be materially affected to any significant degree by a sudden change in market interest rates relative to interest rates on the cash equivalents.  At June 30, 2012, the Company had an outstanding long term debt balance of US$3,5000,000 ($3,566,850), which bears interest monthly at the higher of 4% or the thirty day LIBOR rate plus 7%, which may expose the Company to market risk due to changes in interest rates.  For the six month period ended June 30, 2012, a 1% increase in interest rates would increase interest expense and net loss by approximately $6,000. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 4% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

20.	Reclassifications

Certain amounts in the prior period have been reclassified to be consistent with the current period presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on August 13, 2012 and should be read in conjunction with the December 31, 2011 consolidated financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

Forward-looking Statements

Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements (within the meaning of Section 27A of the Exchange Act, as defined below) included in this report, which involve a number of risks or uncertainties.  Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance.  Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "may", "could" or "should" occur, or comparable terminology referring to future events or results.

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

Recently adopted Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.  The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

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

New Accounting Standards Not Yet Adopted

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be the Company's fiscal year 2013, with early adoption permitted.  The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

Overview

Stellar Pharmaceuticals Inc. is an emerging Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada.  The Company targets several therapeutic areas in Canada, but has a particular interest in products for the treatment of pain, urology, dermatology and endocrinology/cardiology. Stellar also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships.  On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. (together herein referred to as "Tribute"), creating a North American specialty pharmaceutical company.  As a result, Stellar has gained access to a portfolio of existing products, as well as certain rights to the future development and distribution of therapeutic products within the Canadian and US marketplace, as well as an experienced management team that has held senior management positions at large pharmaceutical companies in those markets.

On June 20, 2012, Stellar announced it had acquired the Canadian rights to Collatamp G® from Theramed Corporation. Collatamp G ® is approved in over 50 countries for the local haemostasis of capillary parenchymatous in areas with a high risk of infection and has been shown to reduce post-operative infections across a range of surgical disciplines.

Stellar’s current portfolio of assets includes nine products: NeoVisc®, NeoVisc® Single Dose, Uracyst®, BladderChek®, Bezalip® SR, Soriatane®, Cambia®, Daraprim®, Collatamp G® and MycoVa™.  Each of these products has received regulatory approval in Canada, with the exception of MycoVa.

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

Stellar met with the FDA in the United States in March 2012 to discuss the US approval of Bezalip SR. Bezalip SR is approved in over 40 countries world-wide but not in the United States.  Stellar recognizes that the US rights to develop Bezalip SR is an important asset to the Company in the largest market in the world, and will continue to seek to maximize the opportunity.

Results of Operations for the Three and Six Month Period Ended, June 30, 2012

For the three month period ended June 30, 2012, total revenues from all sources increased by 170% to $2,891,100, compared to $1,072,700 in the same period during 2011.  The increase is mainly due to licensed domestic product net sales of $1,930,800, compared to Nil in the prior year as a result of the acquisition of Tribute.  International product sales decreased by 38% to $303,400 for the three months ending June 30, 2012 compared to $485,900 for the same period during 2011.  There was an increase in other domestic product sales for the three month period ending June 30, 2012 of 13% compared to the same period in 2011.

For the six month period ended, June 30, 2012, total revenues from all sources increased by 239% or $4,084,500 to $5,791,200 compared to $1,706,700 for the same period in 2011.

The Company’s net loss for the three month period ended June 30, 2012, was $731,400 compared to net income of $58,400 during the same period in 2011, mainly due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, to prepare for the launch of Cambia® expected in the fourth quarter of 2012, and an increase in business development activities.

For the six month period ending June 30, 2012, the net loss was $1,357,800 compared to a prior year net loss of $244,500.

Gross Profit and Cost of Products Sold

Gross profit for the second quarter of 2012 was $1,263,400, up 56%, compared to a gross profit of $810,900 in the same period in 2011.  The improved gross profit in 2012 was due mainly to the licensed domestic product net sales, less associated cost of these sales, representing a gross profit of $577,900.

For the six month period ended June 30, 2012, gross profit was $2,496,200, up 96% compared to a gross profit of $1,273,800 for the same period in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2012 was $2,091,000, compared to $699,000 for the same period in 2011 for an increase of $1,392,000 or 199%.  The increase is due primarily to the expansion of the Company’s sales force and marketing expenses, Cambia pre-launch and regulatory expenses for Bezalip SR in the US. Additionally, there was an increase of $134,600 in stock-based compensation expense in the second quarter.

For the six month period ended June 30, 2012, selling, general and administrative expenses was $4,108,500 compared to $1,403,000 in the same period of the prior year.

Interest Expense

Interest expense during the three and six month periods ended June 30, 2012 was $59,300 and $60,700, respectively (2011 – $nil). The interest expense is due to the new long term debt facility.

Summary of Quarterly Results

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
June 30, 2012	$2,891,100	$(731,400)	$(0.02)
March 31, 2012	2,900,000	(626,300)	(0.02)
December 31, 2011	1,474,000	(389,600)	(0.01)
September 30, 2011	689,200	112,300	0.00
June 30, 2011	1,072,700	58,400	0.00
March 31, 2011	634,000	(302,900)	(0.01)
December 31, 2010	666,700	(968,400)	(0.03)
September 30, 2010	$2,236,900	$1,380,800	$0.06

Liquidity and Capital Resources

The Company currently manages its capital structure and makes adjustments to it, based on cash resources expected to be available to the Company, in order to support its future business plans.

The Company’s cash and cash equivalents position amounted to $3,389,700 at June 30, 2012 compared with $2,228,000 at December 31, 2011.  The increase was generally due to the new long term debt facility offset by losses from operations and other cash uses.

Cash used by operations during the period was $1,536,900  for the six month period ended June 30, 2012 (2011 - $852,200, respectively) mainly as a result a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, to prepare for the launch of Cambia® expected in the fourth quarter of 2012, and an increase in business development activities.

Cash received provided by financing activities related to a new long term debt facility for $3,500,000, less financing costs of $343,900.

Cash used in investing activities for the period was $457,500 for the six month period ended June 30, 2012, which relates primarily to the payment to acquire the rights to Collatamp G® with the balance attributable to fixed asset purchases.

Overall, non-cash operating assets & liabilities decreased by $278,500 for the period (2011- $823,500 decrease).

On May 11, 2012, the Company entered into a loan and security agreement (the “Loan Agreement”) with MidCap Funding III, LLC (the “Lender”) for a 36 month term loan that is due May 11, 2015.  The term loan allows for a total advancement of US$6,000,000.  An amount of US$3,500,000 ($3,488,000) was drawn on execution of this Loan Agreement and the remainder will be advanced if the Company raises an amount of not less than US$6,000,000 from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  Advancement of the remainder of the loan is available until March 31, 2013, and subject to Lender review.  The Loan Agreement is secured by  all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement includes a financial covenant to raise not less than US$3,000,000 by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership.

Payments are due monthly, with the first six (6) payments being interest-only, with principal and interest payments due thereafter.  Interest is calculated at the higher of 4% or the thirty (30) day LIBOR  plus 7%.

In connection with the Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares of the Company common stock at an exercise price of US$0.56 ($0.57).  The fair value of the warrants was $312,000.  Of this amount $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying interim consolidated financial statements.  The remaining $104,000 (250,000 warrants) were granted for compensation of the transaction and has been classified as debt issuance costs.

The Company believes that the debt facility will provide the necessary funds to ensure continued investment in selling and marketing expenses to grow its existing products, the pending launch of Cambia®, plus increased business development activity.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT", a company beneficially owned by a director and former interim officer of the Company, and his spouse) for consulting services.  For the three and six month periods ended, June 30, 2012, the Company recorded and paid an aggregate of $37,500 and $75,000, respectively (2011 - $50,100 and $95,150, respectively) as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

During the three and six month periods ending June 30, 2012, the Company paid $nil for various legal services (2011 – $11,100 and $21,000, respectively) to a law firm in which one of the directors of the Company is a partner. This payment has been recorded as selling, general and administrative expense.

Significant Customers

During the three month period ended June 30, 2012, the Company had two significant wholesale customers that represented 55.3% of product sales, compared to 29% in the same period of 2011 (one major wholesaler).

During the six month period ended June 30, 2012, the Company had two significant wholesale customers that represented 54.1% of product sales compared to one significant wholesale customer that represented 20% of product sales in the prior year.

The Company believes that its relationships with these customers are satisfactory.

Capital Stock

The Company has authorized an unlimited number of common shares, without par value.  There are no other classes of shares issued.  During the three and six month periods ended June 30, 2012, 2,000,000 common shares were issued by the Company (2011 – 25,002 and 25,002, respectively).

As of the date of this report, the Company had 39,610,042 common shares issued and outstanding.

As of the date of this report, the Company had 3,152,792 common share options outstanding with an average exercise price of $0.66 per option.

ITEM 3.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

STELLAR PHARMACEUTICALS INC.

By:	/s/ Rob Harris
Rob Harris
Chief Executive Officer
Date: August 14, 2012