Form 10-Q
period 2012-09-30
STELLAR PHARMACEUTICALS INC
filed 2012-11-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

STELLAR PHARMACEUTICALS INC.
 (Exact name of small business issuer as specified in its charter)

ONTARIO, CANADA	0-31198	N/A
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

151 Steeles Avenue East, Milton, Ontario, Canada L9T 1Y1
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

The number of outstanding common shares, no par value, of the Registrant at: September 30, 2012: 39,610,042

STELLAR PHARMACEUTICALS INC.
TABLE OF CONTENTS

PART I – CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PART 1 – CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.	UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at September 30, 2012	As at December 31, 2011
ASSETS
Current
Cash and cash equivalents (Note 3)	$2,608,651	$2,227,973
Accounts receivable, net of allowance of $nil (2011 - $nil)	1,208,042	763,810
Inventories (Note 4)	861,138	870,630
Taxes recoverable	187,363	180,160
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 5)	348,955	124,101
Total current assets	5,229,963	4,182,488
Property, plant and equipment, net (Note 6)	1,174,888	1,207,462
Intangible assets, net (Note 7)	10,394,006	10,409,744
Goodwill (Note 8)	3,597,077	3,408,741
Debt issuance costs, net (Note 9)	358,516	-
Total assets	$20,754,450	$19,208,435

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,075,183	$2,684,542
Amount payable and contingent consideration due	486,222	1,624,289
Current portion of long term debt (Note 9)	1,183,514	-
Warrant liability (Note 10d)	246,303	2,543
Total current liabilities	4,991,222	4,311,374
Long term debt (Note 9)	2,092,309	-
Deferred tax liability	793,800	1,524,200
Total liabilities	7,877,331	5,835,574

Contingencies and commitments (Note 13)

SHAREHOLDERS’ EQUITY
Capital Stock
Common shares (Note 10a)	17,589,957	16,469,621
Additional paid-in capital options (Note 10b)	1,738,162	1,277,830
Deficit	(6,451,000)	(4,374,590)
Total shareholders’ equity	12,877,119	13,372,861
Total liabilities and shareholders’ equity	$20,754,450	$19,208,435

See accompanying notes to the condensed interim consolidated financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS,
COMPREHENSIVE (LOSS) INCOME AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2012	2011	2012	2011
Revenues
Licensed domestic product net sales	$2,267,509	$-	$6,104,160	$-
Other domestic product sales	576,174	466,496	1,707,336	1,420,885
International product sales	369,816	217,368	1,193,219	960,799
Royalty and licensing revenues	-	5,298	-	14,226
Total revenues (Note 17)	3,213,499	689,162	9,004,715	2,395,910

Operating costs and expenses
Licensor sales and distribution fees	1,526,690	-	4,226,247	-
Cost of products sold	327,582	201,870	922,983	634,799
Total cost of sales	1,854,272	201,870	5,149,230	634,799

Selling, general and administrative (Notes 15 and 18)	2,131,379	621,641	6,240,007	2,024,640
Amortization	155,807	12,314	380,270	36,438
Total cost and expenses	4,141,458	835,825	11,769,507	2,695,877
(Loss) from operations	(927,959)	(146,663)	(2,764,792)	(299,967)

Non-operating income (expenses)
Change in warrant liability (Note 10d)	66,183	266,029	203,396	201,759
Cost of extending the warrant expiration (Note 10d)	-	-	(135,157)	-
Change in fair value of contingent consideration (Note 10a)	-	-	79,724	-
Research and development	(6,590)	(12,196)	(14,916)	(45,966)
Accretion expense	(45,826)	-	(100,193)	-
Interest expense	(103,551)	-	(158,175)	-
Interest income	12,150	5,091	12,150	11,945
(Loss) income and comprehensive (loss) income before tax	(1,005,593)	112,261	(2,877,963)	(132,229)
Current income tax recovery	71,153	-	71,153	-
Deferred income tax recovery	215,800	-	730,400	-
Net (loss) income and comprehensive (loss) income for the period	$(718,640)	$112,261	$(2,076,410)	$(132,229)
Deficit, beginning of period	(5,732,360)	(4,097,299)	(4,374,590)	(3,852,809)
Deficit, end of period	$(6,451,000)	$(3,985,038)	$(6,451,000)	$(3,985,038)

Basic and Diluted (Loss) Earnings per share (Note 11)	$(0.02)	$0.00	$(0.05)	$(0.01)

See accompanying notes to the condensed interim consolidated financial statements.

STELLAR PHARMACEUTICALS INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Nine Month Period Ended September 30
	2012	2011
Cash flows from (used in) operating activities
Net (loss)	$(2,076,410)	$(132,229)
Items not affecting cash:
Deferred income tax recovery	(730,400)	-
Amortization	412,490	78,889
Change in warrant liability (Note 10d)	(203,396)	(201,759)
Cost of extending the warrant expiration	135,157	-
Change in fair value of contingent consideration	(79,724)	-
Stock-based compensation (Note 10c)	460,332	138,327
Unrealized foreign exchange	(54,378)	-
Accretion expense	100,193	-
Issuance of equity instruments for services rendered	-	14,467
Change in non-cash operating assets and liabilities (Note 12)	(249,493)	(686,148)
Cash flows (used in) operating activities	(2,285,629)	(788,453)
Cash flows (used in) investing activities
Additions to property, plant and equipment	(32,489)	(5,008)
Increase in intangible assets	(32,270)	(23,191)
Cash cost of acquisition (Note 2)	(425,000)	-
Cash flows (used in) investing activities	(489,759)	(28,199)
Cash flows from (used in) financing activities
Financing costs deferred	(343,934)	-
Long term debt issued	3,500,000	-
Share issuance costs	-	(24,243)
Cash flows from (used in) financing activities	3,156,066	(24,243)
Changes in cash and cash equivalents	380,678	(840,895)
Cash and cash equivalents, beginning of period	2,227,973	4,352,285
Cash and cash equivalents, end of period	$2,608,651	$3,511,390

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

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries, Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. All significant inter-company transactions and balances have been eliminated upon consolidation (see note 21 (a)).

These unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2012, and the results of its operations for the three and nine month periods ended September 30, 2012 and 2011 and its cash flows for the nine month periods ended September 30, 2012 and 2011. Note disclosures have been presented for material updates to the information previously reported in the annual audited consolidated financial statements.

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

2.
Acquisition

On June 19, 2012, the Company closed an agreement with Theramed Corporation (“Theramed”), acquiring the exclusive rights to Collatamp G® for Canada. The initial term of the agreement to the exclusive Canadian rights ends March 31, 2018. The purchase of the exclusive rights was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $425,000. The Company acquired assets with a fair value of $500,026, consisting of inventories of $101,690, intangible assets of $210,000 and goodwill of $188,336. Liabilities of $75,026 were assumed in connection with the purchase.

3.	Cash and cash equivalents

	September 30, 2012	December 31, 2011
Cash	$2,608,651	$1,227,834
Cash equivalents	-	1,000,139
	$2,608,651	$2,227,973

4.	Inventories

	September 30, 2012	December 31, 2011
Raw materials	$311,708	$233,758
Finished goods	204,108	200,712
Packaging materials	73,367	73,834
Work in process	271,955	362,326
	$861,138	$870,630

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

5.	Prepaid Expenses and Other Receivables

	September 30, 2012	December 31, 2011
Prepaid operating expenses	$301,458	$95,411
Manufacturing deposits	42,547	23,882
Interest receivable on loan receivables	4,950	4,808
	$348,955	$124,101

6.	Property, Plant and Equipment

	September 30, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	231,245	387,009
Office equipment	61,315	43,096	18,219
Manufacturing equipment	1,103,523	523,874	579,649
Warehouse equipment	17,085	15,745	1,340
Packaging equipment	111,270	40,015	71,255
Computer equipment	96,895	69,479	27,416
	$2,098,342	$923,454	$1,174,888

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	208,060	410,194
Office equipment	44,308	42,186	2,122
Manufacturing equipment	1,094,168	498,569	595,599
Warehouse equipment	17,085	13,578	3,507
Packaging equipment	111,270	32,764	78,506
Computer equipment	90,762	63,228	27,534
	$2,065,847	$858,385	$1,207,462

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

7.	Intangible Assets

	September 30, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$224,809	$25,333	$199,476
Licensing asset	255,820	-	255,820
Licensing agreements	10,214,000	275,290	9,938,710
	$10,694,629	$300,623	$10,394,006

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$192,539	$15,086	$177,453
Licensing asset	255,820	-	255,820
Licensing agreements	10,004,000	27,529	9,976,471
	$10,452,359	$42,615	$10,409,744

The Company has patents pending of $71,971 at September 30, 2012 (December 31, 2011 - $121,087) and licensing agreements of $7,874,000 (December 31, 2011 - $7,664,000) not currently being amortized.

8.	Goodwill

Amount
Balance at December 31, 2011	$3,408,741
Collatamp G® acquisition (Note 2)	188,336
Balance at September 30, 2012	$3,597,077

STELLAR PHARMACEUTICALS INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

9.
Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the “Loan Agreement”) with MidCap Funding III, LLC (the “Lender”) for a 36 month term loan that is due May 11, 2015. The term loan allows for a total advancement of US$6,000,000 ($5,902,200). An amount of US$3,500,000 ($3,500,000) was drawn on execution of the Loan Agreement and the remainder will be advanced if the Company raises an amount of not less than US$6,000,000 ($5,902,200) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products. Advancement of the remainder of the loan is available until March 31, 2013, and subject to Lender review. The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement includes a financial covenant to raise not less than US$3,000,000 by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership. As of the filing date of this quarterly report, the Company was in compliance with all Loan Agreement covenants.

Payments are due monthly, with the first six (6) payments being interest-only, with principal and interest payments due thereafter. Interest is calculated at the higher of 4% or the thirty (30) day LIBOR plus 7%.

In connection with the Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.55). The grant date fair value of the warrants was $312,000. Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying condensed interim consolidated financial statements. The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability. The discount to the carrying value of the loan is being amortized as a non-cash interest expense over the term of the loan using the effective interest rate method. The grant date fair value of the warrants was determined using the Black-Scholes model with the following assumptions: estimated volatility of 124.6%, a risk-free interest rate of 1.48%, an expected life of five years, and no dividend yield.

During the nine month period ended September 30, 2012, the Company accreted $38,201 (2011 - $nil) in non-cash accretion expense in connection to the long term loan, which is included in accretion expense on the condensed interim consolidated statements of operations, comprehensive (loss) income and deficit.

The Company also incurred $344,452 in financing fees and legal costs related to closing the Loan Agreement. These fees and costs are classified as debt issuance costs, and are included in long-term assets on the condensed interim consolidated balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest rate method. During the nine month period ended September 30, 2012, the Company amortized $89,936 (2011 – $nil) in non-cash interest expense, which is included in amortization expense on the condensed interim consolidated statements of operations, comprehensive (loss) income and deficit.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

During the fiscal year ending December 31, 2012, the Company will make principal payments of US$218,750 ($215,185) and interest payments of US$217,164 ($213,624) under the Loan Agreement. The Company is scheduled to make the following principal and interest payments over the next three years ended December 31:

	2013	2014	2015
Principal payments	US$1,312,500 ($1,291,106)	US$1,312,500 ($1,291,106)	US$656,250 ($645,553)
Interest payments	US$298,776 ($293,906)	US$152,396 ($149,912)	UD$20,587 ($20,251)

10.	Capital Stock

a)
Common Shares

As at December 31, 2011, the Company had recorded 2,000,000 common shares as a contingent liability. These shares were issued during the first quarter ended March 31, 2012. The difference between the fair value of these shares at December 31, 2011 and the fair value on the date of issuance was a credit of $79,724 which was recorded as a reduction of expense to change in fair value of contingent consideration on the condensed interim consolidated statements of operations, comprehensive (loss) income and deficit.

	Number of Shares	Amount
Balance, December 31, 2011	37,610,042	$16,469,621
Shares issued to Tribute Shareholders (Note 13(a))	2,000,000	1,120,336
Balance, September 30, 2012	39,610,042	$17,589,957

b)	Additional Paid-in Capital Options The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2011	$1,277,830
Expense recognized for options issued to employees/directors	158,543
Balance, March 31, 2012	1,436,373
Expense recognized for options issued to employees/directors	161,880
Balance, June 30, 2012	1,598,253
Expense recognized for options issued to employees/directors	139,909
Balance, September 30, 2012	$1,738,162

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

During the three and nine month periods ended September 30, 2012, there were 30,000 and 275,000 options granted to an officer and employees of the Company, respectively (2011 – nil and 305,000, respectively).  The weighted average exercise price of these options is USD$0.54 ($0.53), with 195,000 of these options having quarterly vesting terms at 25% on each of March 31, June 30, September 30 and December 31, 2013, upon achieving certain financial objectives.  There are 50,000 options exercisable at a rate of 25% per quarter beginning in the first full quarter after the date of grant.  The remaining 30,000 options are exercisable at a rate of 25% per quarter beginning one year from the date of the first full quarter after the date of grant.  Since share-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to certain unvested awards for the purpose of calculating compensation expense.  The weighted average grant date fair value of these options was an estimated $0.46 using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 126%; risk-free interest rate of 1.50%; and expected term of 5 years.

For the three and nine month periods ended September 30, 2012, the Company recorded $139,909 and $460,332 respectively (2011 – $47,330 and $138,327, respectively) as compensation expense for options previously issued to directors, officers and employees based on continuous service. This expense was recorded as selling, general and administrative expense in the condensed consolidated interim statements of operations, comprehensive (loss) income and deficit. Due to the performance criteria not being met in 2011, 47,500 options issued to an officer and employees were not earned and therefore removed from the number of options issued in the first quarter ended March 31, 2012.

The total number of options outstanding as at September 30, 2012 was 3,202,952 (December 31, 2011 – 2,975,452).

The maximum number of common shares subject to options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 3,961,004 shares as at September 30, 2012 (December 31, 2011 – 3,761,004).

The weighted average fair value of options expensed during the three and nine month periods ended September 30, 2012 was estimated at $0.50 and $0.50, respectively (2011 - $0.93 and $0.85 respectively).

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

d)	Warrants As at September 30, 2012, the following compensation warrants were outstanding:

Expiration Date	Number of Warrants	Weighted Average Exercise Price			Fair Value @ September 30, 2012
April 8, 2013	500,000	$	US1.47	($1.44)	$3,443
April 8, 2013	500,000	$	US1.96	($1.93)	$984
April 8, 2013	500,000	$	US2.46	($2.42)	$492
May 11, 2017	750,000	$	US0.56	($0.55)	$241,384
	2,250,000	$	US1.50	($1.48)	$246,303

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.48), 500,000 at US$2.00 ($1.97) and 500,000 at US$2.50 ($2.46) each for a period of 18 months, which ended on April 8, 2012. On April 5, 2012, the Company granted a one year extension on these warrants and recorded $135,157 to cost of extending the warrant expiration on the condensed interim consolidated statements of operations, comprehensive (loss) income and deficit. The fair value of these warrants on date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 107%; risk free interest rate of 1.43%; and expected term of 1 year.

On May 11, 2012 the Company granted 750,000 warrants in connection with the long-term debt obligation (Note 9), at an exercise price US$0.56 ($0.55). Subsequently, the pro rata exercise price of the 1,500,000 warrants was adjusted due to the exercise rate of the 750,000 new warrants being lower than the original exercise price of the October 2010 warrants. The effect of this pro rata change was as follows: 500,000 at US$1.47 ($1.44), 500,000 at US$1.96 ($1.93) and 500,000 at US$2.46 ($2.42). The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar. The fair value of the warrant liability at the date of grant of the 750,000 warrants was $312,000 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

ASC 815 “Derivatives and Hedging” indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim consolidated statement of operations, comprehensive (loss) income and deficit. The Company treated the warrants as a liability upon their issuance.

At September 30, 2012, the fair value of the warrant liability of $246,303 (December 31, 2011 - $2,543) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 1.16%; and expected term of 1.9 years.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

11.
Earnings (Loss) Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period are used to repurchase the Company's shares at the average share price during the period. The diluted (loss) earnings per share is not computed when the effect of such calculation is anti-dilutive. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities, which were not included in diluted weighted average shares for the three and nine months ended September 30, 2012 and 2011 consist of outstanding stock options (3,202,952 and 1,029,500 at September 30, 2012 and September 30, 2011, respectively) and outstanding warrant grants (2,250,000 at September 30, 2012 and 1,500,000 at September 30, 2011).

The following table sets forth the computation of (loss) earnings per share:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2012	2011	2012	2011
Numerator:
Net (loss) earnings available to common shareholders	$(718,640)	$112,261	$(2,076,410)	$(132,229)
Denominator:
Weighted average number of common shares	39,610,042	24,610,042	39,018,801	24,599,144
Effect of dilutive common shares	-	-	-	-
Diluted weighted average number of common shares outstanding	39,610,042	24,610,042	39,018,801	24,599,144
(Loss) income per share – basic and diluted	$(0.02)	$0.00	$(0.05)	$(0.01)

12.	Statement of Cash Flows Changes in non-cash balances related to operations are as follows:

	For the Nine Month Period Ended September 30
	2012	2011
Accounts receivable	$(444,232)	$128,578
Inventories	111,182	(289,232)
Prepaid expenses and other receivables	(224,855)	(21,615)
Taxes recoverable	(7,203)	(38,760)
Accounts payable and accrued liabilities	315,615	(465,119)
	$(249,493)	$(686,148)

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

(a)
License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. ("Tribute") (see Note 2 of the Company’s December 31, 2011 10-K filing). Included in this transaction were the following license agreements:

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

On November 9, 2010, Tribute signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, Tribute and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement. The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the execution of this agreement; and b) the following milestone payments; i) US$750,000 to be paid upon the earlier of the first commercial sale of the product or six months after all regulatory approvals. As per the second amendment of the License Agreement, a payment of US$250,000 is due on or before October 15, 2012 and a second payment of US$500,000 is due either on or before February 1, 2013, if all approvals are obtained on or before December 31, 2012 or within 30 days following the date the last of such approvals is obtained; if not before December 31, 2012. Additional payments are due as follows: ii) US$250,000 the first year in which annual net sales exceed US$2,500,000, iii) US$500,000 the first year in which the annual net sales exceed US$5,000,000, iv) US$750,000 the first year in which the annual net sales exceed US$7,500,000, v) US$1,000,000 the first year in which the annual net sales exceed US$10,000,000, vi) US$1,500,000 the first year the annual net sales exceed US$15,000,000, and vii) US$2,000,000 the first year in which the annual net sales exceed US$20,000,000. Royalty rates are tiered and payable at rates ranging from 22.5-25.0% of net sales. The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

Cambia® received approval by Health Canada on March 16, 2012 and as a result, the Company issued 2,000,000 common shares to the Tribute shareholders, as per the Share Purchase Agreement dated December 1, 2011 (see Note 10(a)). In addition, as noted above, a milestone payment of US$250,000 was paid to Nautilus on October 15, 2012 and further US$500,000 is due on February 1, 2013, subject to approval.

On December 30, 2011, Stellar signed a License Agreement to commercialize MycoVa in Canada with NexMed U.S.A. As of September 30, 2012, this product has not been filed with Health Canada and as at September 30, 2012, no upfront payments have been paid. Within 10 days of execution of a manufacturing agreement, Stellar is obligated to pay an up-front license fee of $200,000. Upon Health Canada approval, Stellar is obligated to pay an additional milestone of $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000. Royalties are payable at rates ranging from 20% to 25% of net sales.

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

(b)
Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term by the Company for any reason other than just cause or death, by the Company because of disability, by the officer or executive for good reason, or in the event of termination of the officers or executives employment by the Company or by the officer or executive for any reason or a change in control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $1,474,167 as of September 30, 2012 (December 31, 2011 - $2,160,000) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $1,520,000 (based on current base salaries).

14.
Significant Customers

During the three month period ended September 30, 2012, the Company had two significant wholesale customers that represented 54.4% of product sales, compared to 48.3% in the same period of 2011 (one major wholesaler – 37.8% and one international customer – 10.5%).

During the nine month period ended September 30, 2012, the Company had two significant wholesale customers that represented 54.3% of product sales compared to one significant wholesale customer that represented 31.3% of product sales for the same period in the prior year.

The Company believes that its relationships with these customers are satisfactory.

15.
Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT", a company beneficially owned by a director and former interim officer of the Company, and his spouse) for consulting services. For the three and nine month periods ended, September 30, 2012, the Company recorded and paid to LMT an aggregate of $37,500 and $112,500, respectively (2011 - $50,100 and $145,250, respectively) reflected as selling, general and administrative expense in the consolidated statements of operations, comprehensive (loss) income and deficit.

During the three and nine month periods ending September 30, 2012, the Company paid $nil for various legal services (2011 – $41,574 and $62,586, respectively) to a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense in the condensed interim consolidated statements of operations, comprehensive (loss) income and deficit.

16.
Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three and nine month periods ended September 30, 2012 and 2011. The Company has non-capital loss carry-forwards at September 30, 2012 totaling approximately $4,909,000, which may be offset against future taxable income. If not utilized, the loss carry-forwards will expire between 2014 and 2031. The cumulative carry-forward pool of scientific research and experimental development (SR&ED) expenditures that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at September 30, 2012 was $341,300.

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

Revenue for the three and nine months ended September 30, 2012 and 2011 includes products sold in Canada and international sales of products. Revenue earned is as follows:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2012	2011	2012	2011
Product sales:
Domestic sales	$2,830,118	$464,610	$7,773,046	$1,415,024
International sales	369,816	217,368	1,193,219	960,799
Other revenue	13,565	1,886	38,450	5,861
Total	$3,213,499	$683,864	$9,004,715	$2,381,684

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2012	2011	2012	2011
Royalties and licensing revenue:
Royalty revenues	$-	$5,298	$-	$14,226
Licensing revenue	-	-	-	-
Total	$-	$5,298	$-	$14,226

The Company currently sells its own products and is in-licensing other products in Canada. In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey and the United Arab Emirates. The continuing operations reflected in the condensed interim consolidated statements of operations, comprehensive (loss) income and deficit, includes Stellar’s activity in these markets.

18.	Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business.  During the three and nine month periods ended September 30, 2012, the Company had a foreign currency gain of $184,319 and $105,281, respectively (2011 – $58,765 and $3,574, respectively).  These amounts have been included in selling, general and administrative expenses in the condensed interim consolidated statements of operations, comprehensive (loss) income and deficit.

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

Warrant liability is a longer term financial liability where fluctuations in market rates will affect the fair value of this financial instrument. The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:

Level 1: quoted prices in active markets for identical assets or liabilities
Level 2: other techniques for which all inputs which have a significant effect on the recorded fair value are observable,either directly or indirectly
Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.

Cash equivalents and warrant liability are classified as Level 2 financial instruments within the fair value hierarchy.

(b)
Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due. The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations. The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions. As at September 30, 2012, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

(c)
Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $1,223,856 (December 31, 2011: $779,624). This amount is the total of the following financial assets: trade receivables and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

STELLAR PHARMACEUTICALS INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

(d)
Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and certain European currencies. The Company’s long term debt is repayable in U.S. dollars, which may expose the Company to foreign exchange risk due to changes in value of the Canadian dollar. As at September 30, 2012, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $175,000 and would increase/decrease both interest expense and net loss by approximately $3,000 for the nine months ended September 30, 2012. The Company believes a near-term change in foreign exchange rates would not have a material adverse effect on the financial position or results of operations. Accordingly, the Company does not enter into financial hedging or other derivative contracts.

(e)	Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. The Company does not believe that the results of operations or cash flows would be materially affected to any significant degree by a sudden change in market interest rates relative to interest rates on the cash equivalents. At September 30, 2012, the Company had an outstanding long term debt balance of US$3,500,000 ($3,442,950), which bears interest monthly at the higher of 4% or the thirty day LIBOR rate plus 7%, which may expose the Company to market risk due to changes in interest rates. For the nine month period ended September 30, 2012, a 1% increase in interest rates would increase interest expense and net loss by approximately $6,000. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 4% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

20.	Reclassifications

Certain amounts in the prior period have been reclassified to be consistent with the current period presentation.

21.	Subsequent Events

(a)	On October 1, 2012, Stellar amalgamated with its two wholly owned subsidiaries, Tribute Pharmaceuticals Canada Ltd and Tribute Pharma Canada Inc., and became the successor company.

(b)	A payment of US$250,000 ($244,600) was issued to Nautilus on October 15, 2012 for a milestone due upon the first commercial sale the product (see Note 13(a)).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This document was prepared on November 1, 2012 and should be read in conjunction with the December 31, 2011 consolidated financial statements of Stellar Pharmaceuticals Inc. ("Stellar" or the "Company").  All amounts are stated in Canadian dollars and have been rounded to the nearest one hundredth dollar.

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

Recently adopted Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.  The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

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

Overview

Stellar Pharmaceuticals Inc. ("Stellar" or the "Company") is an emerging Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada.  The Company targets several therapeutic areas in Canada, but has a particular interest in products for the treatment of pain, urology, dermatology and endocrinology/cardiology. Stellar also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships.  On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. (together herein referred to as "Tribute"), creating a North American specialty pharmaceutical company.  As a result, Stellar has gained access to a portfolio of existing products, as well as certain rights to the future development and distribution of therapeutic products within the Canadian and US marketplace, as well as an experienced management team that has held senior management positions at large pharmaceutical companies in those markets.

On June 20, 2012, Stellar announced it had acquired the Canadian rights to Collatamp G® from Theramed Corporation. Collatamp G® is approved in over 50 countries for the local haemostasis of capillary parenchymatous in areas with a high risk of infection and has been shown to reduce post-operative infections across a range of surgical disciplines.

On July 18, 2012, Stellar together with Apricus Bio participated in a pre- New Drug Submission ("NDS")  meeting with Health Canada, the agency responsible for approving drugs in Canada. Based on the agency's review of the submitted data package for MycoVa™, Health Canada concurred that the re-analysis of existing Phase 3 development program data by disease severity is acceptable to support an NDS filing and review in Canada. In multiple Phase 3 clinical studies, MycoVa™ successfully demonstrated its ability to kill nail fungus and improve the appearance of the nail, but it did not meet its primary endpoint: complete cure. Given these results, Health Canada has agreed to review in the NDS the use of these successful secondary endpoints re-analyzed by disease severity to demonstrate the efficacy of MycoVa™.  Stellar expects that the NDS for MycoVa™ will be submitted to Health Canada in the second half of 2013 once the accelerated stability is completed at its new manufacturer.

On August 23, 2012, Stellar announced that it had entered into an exclusive promotional agreement with Pfizer Canada Inc. (“Pfizer”), to promote Gelfoam® in Canada. Gelfoam® is a medical device approved in Canada and the United States for use in surgical procedures as a haemostatic agent, when control of capillary, venous, and arteriolar bleeding by pressure, ligature, and other conventional procedures is either ineffective or impractical.  Under the terms of the promotional agreement, Stellar is granted the exclusive Canadian promotional rights to Gelfoam® by Pfizer. Throughout the term of the agreement, Stellar will act on behalf of Pfizer in the promotion, sales and marketing of Gelfoam® to surgeons and other health care practitioners in Canada. Pfizer will continue to be responsible for all distribution, regulatory affairs and medical related activities.

Stellar’s current portfolio of assets includes eleven products: NeoVisc®, NeoVisc® Single Dose, Uracyst®, BladderChek®, Bezalip® SR, Soriatane®, Cambia®, Daraprim®, Collatamp G®, Gelfoam®, and MycoVa™.  Each of these products has received regulatory approval in Canada, with the exception of MycoVa.

Stellar markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of select products in 27 countries, and continues to expand this footprint including the recent agreement with Medicure of Egypt for the exclusive distribution rights to Stellar’s proprietary product, NeoVisc.  The Company’s focus on business development is twofold: utilizing in-licensing and out-licensing for immediate impact on its revenue stream, as well as product development for future growth and stability.

The Company is now actively engaged on numerous fronts to grow its business through business development activities.  There remain a number of key geographical territories globally where NeoVisc and Uracyst are not currently being marketed.  In particular, both of these products remain available for licensing in the United States.  Stellar intends to focus its efforts to find partners to market its brands in international territories where the Company does not have a direct commercial presence.

Stellar met with the FDA in the United States in March 2012 to discuss the US approval of Bezalip SR. Bezalip SR is approved in over 40 countries world-wide but not in the United States.  Stellar recognizes that the US rights to develop Bezalip SR is an important asset to the Company in the largest market in the world, and will continue to seek to maximize the opportunity.

On October 1, 2012, Cambia was launched in Canada and is now widely available to migraine patients in Canada.  Cambia is the only non-steroidal anti-inflammatory drug (“NSAID”) available in Canada or the United States that is approved for the treatment of acute migraine with or without aura in adults over 18 years of age.  The migraine market is estimated at $150 million dollars in Canada and Cambia is the first novel product approved for migraine treatment since the first triptan was approved in 1995.

Stellar also received its second patent in Canada issued July 10, 2012, as Canadian Patent No. 2,515,512 entitled "Cystitis Treatment with High Dose Chondroitin Sulfate,"  The new patent for Stellar’s proprietary product  Uracyst is valid through 2024.

Results of Operations for the Three and Nine Month Periods Ended, September 30, 2012

For the three month period ended September 30, 2012, total revenues from all sources increased by 366% to $3,213,500, compared to $689,200 in the same period during 2011.  This increase is mainly due to licensed domestic product net sales of $2,267,500, compared to $nil in the prior year as a result of the acquisition of Tribute.  International product sales increased by 70% to $369,800 for the three months ending September 30, 2012 compared to $217,400 for the same period during 2011.  There was also an increase in other domestic product sales for the three month period ending September 30, 2012 of 24% to $576,200 compared to $466,500 the same period in 2011 due in part to sales of newly acquired Collatamp G.

For the nine month period ended, September 30, 2012, total revenues from all sources increased by 276% or $6,608,800, to $9,004,700 compared to $2,395,900 for the same period in 2011.

The Company’s net loss for the three month period ended September 30, 2012, was $718,600 compared to net income of $112,300 during the same period in 2011.  This loss was mainly due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing and sales expenses related to the launch of Cambia® on October 1, 2012, as well as an increase in business development activities.

For the nine month period ending September 30, 2012, the net loss was $2,076,400 compared to a prior year net loss of $132,200.

Gross Profit and Cost of Products Sold

Gross profit for the third quarter of 2012 was $1,359,200, up 179%, compared to a gross profit of $487,300 in the same period in 2011.  The improved gross profit in 2012 was due mainly to the licensed domestic product net sales, less associated cost of these sales, representing a gross profit of $740,800.

For the nine month period ended September 30, 2012, gross profit was $3,855,500, up 119% compared to a gross profit of $1,761,100 for the same period in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2012 were $2,131,400, compared to $621,600 for the same period in 2011 for an increase of $1,509,800 or 243%.  The increase is due primarily to the expansion of the Company’s sales force and Cambia® pre-launch expenses. Additionally, there was an increase of $92,600 in stock-based compensation expense in the third quarter.

For the nine month period ended September 30, 2012, selling, general and administrative expenses was $6,240,000 compared to $2,024,600 in the same period of the prior year.

Interest Expense

Interest expense during the three and nine month periods ended September 30, 2012 was $103,600 and $158,200, respectively (2011 – $nil). The interest expense is due to the new long term debt facility.

Summary of Quarterly Results

Quarter Ended	Revenues	Net Income (loss)	Earnings (loss) per share
September 30, 2012	$3,213,500	$(718,600)	$(0.02)
June 30, 2012	2,891,100	(731,400)	(0.02)
March 31, 2012	2,900,000	(626,300)	(0.02)
December 31, 2011	1,474,000	(389,600)	(0.01)
September 30, 2011	689,200	112,300	0.00
June 30, 2011	1,072,700	58,400	0.00
March 31, 2011	634,000	(302,900)	(0.01)
December 31, 2010	$666,700	$(968,400)	$(0.03)

Liquidity and Capital Resources

The Company currently manages its capital structure and makes adjustments to it, based on cash resources expected to be available to the Company, in order to support its future business plans.

The Company’s cash and cash equivalents position amounted to $2,608,700 at September 30, 2012 compared with $2,228,000 at December 31, 2011.  The increase was due to the new long term debt facility offset by losses from operations and the acquisition of the exclusive rights to Collatamp G® for Canada.

Cash used by operations for the nine month period ended September 30, 2012 was $2,285,600 (2011 - $788,500) mainly as a result a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, to prepare for the launch of Cambia® which occurred on October 1, 2012, as well as an increase in business development activities.  Also included are changes in non-cash operating assets and liabilities, which decreased to $249,500 for the period (2011- $686,100).

Cash provided by financing activities related to a new long term debt facility for $3,500,000, less financing costs of $343,900.

Cash used in investing activities for the nine month period ended September 30, 2012 was $489,800, which relates to the acquisition of the license rights to Collatamp G® with the balance attributable to intangible assets and fixed asset purchases.

On May 11, 2012, the Company entered into a loan and security agreement (the “Loan Agreement”) with MidCap Funding III, LLC (the “Lender”) for a 36 month term loan that is due May 11, 2015.  The term loan allows for a total advancement of US$6,000,000.  An amount of US$3,500,000 ($3,488,000) was drawn on execution of the Loan Agreement and the remainder will be advanced if the Company raises an amount of not less than US$6,000,000 from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  Advancement of the remainder of the loan is available until March 31, 2013, and subject to Lender review.  The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement includes a financial covenant to raise not less than US$3,000,000 by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership.

Payments are due monthly, with the first six (6) payments being interest-only, with principal and interest payments due thereafter.  Interest is calculated at the higher of 4% or the thirty (30) day LIBOR plus 7%.

In connection with the Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares of the Company common stock at an exercise price of US$0.56 ($0.55).  The fair value of the warrants was $312,000.  Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying interim consolidated financial statements.  The remaining $104,000 (250,000 warrants) were granted for compensation of the transaction and has been classified as debt issuance costs.

The Company believes that the debt facility will provide the necessary funds to ensure continued investment in selling and marketing expenses to grow its existing products, the pending launch of Cambia®, plus increased business development activities.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT", a company beneficially owned by a director and former interim officer of the Company, and his spouse) for consulting services.  For the three and nine month periods ended, September 30, 2012, the Company recorded and paid an aggregate of $37,500 and $112,500, respectively (2011 - $50,100 and $145,200, respectively) as selling, general and administrative expense in the consolidated statements of operations, comprehensive (loss) income and deficit.

During the three and nine month periods ending September 30, 2012, the Company paid $nil for various legal services (2011 – $41,600 and $62,600, respectively) to a law firm in which one of the directors of the Company is a partner, which have been recorded as selling, general and administrative expense in the condensed interim consolidated statements of operations, comprehensive (loss) income and deficit.

Significant Customers

During the three month period ended September 30, 2012, the Company had two significant wholesale customers that represented 54.4% of product sales, compared to 48.3% in the same period of 2011 (one major wholesaler – 37.8% and one international customer – 10.5%).

During the nine month period ended September 30, 2012, the Company had two significant wholesale customers that represented 54.3% of product sales compared to one significant wholesale customer that represented 31.3% of product sales for the same period in the prior year.

The Company believes that its relationships with these customers are satisfactory.

Capital Stock

The Company has authorized an unlimited number of common shares, without par value.  There are no other classes of shares issued.  During the three and nine month periods ended September 30, 2012, the Company issued nil and 2,000,000 common shares, respectively (2011 – nil and 25,002, respectively).

As of the date of this report, the Company had 39,610,042 common shares issued and outstanding.

As of the date of this report, the Company had 3,202,952 common share options outstanding with an average exercise price of $0.65 per option.

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

Additional Information Stellar make available free of charge through its website, www.stellarpharma.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (“SEC”).

The public may read any of the items the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov.

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