Form 10-K
period 2012-12-31
Tribute Pharmaceuticals Canada Inc.
filed 2013-03-22
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number: 0-31198

TRIBUTE PHARMACEUTICALS CANADA INC.
 (Exact name of registrant as specified in its charter)

Ontario, Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

151 Steeles Avenue East, Milton, Ontario, Canada, L9T 1Y1
 (Address of principal executive offices) (Zip Code)

(519) 434-1540
(Registrant's telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,133,335, computed by reference to the closing price of the common stock on June 30, 2012. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 11, 2013 the registrant had 50,972,542 shares of Common Stock outstanding.

TRIBUTE PHARMACEUTICALS CANADA INC.

FORM 10-K

General

In this annual report, “we”, “us”, “our”, “Tribute” and the “Company” refer to Tribute Pharmaceuticals Canada Inc., an Ontario, Canada corporation. All dollar amounts in this annual report are stated in Canadian Dollars unless stated otherwise. Certain terms used in this annual report are defined below in the section entitled “Glossary”. NeoVisc®, Uracyst® and Uropol® are trademarks owned by Tribute and are the subject of trademark registrations in certain jurisdictions. References to other products in this annual report are owned by third parties and certain of such other products have been trademarked and are the subject of trademark registrations in certain jurisdictions.

Forward-Looking Statements

This Report on Form 10-K for Tribute Pharmaceuticals Canada Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

Exchange Rate for Canadian Dollar

The accounts for Tribute are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 11, 2013, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.9739 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2012 and 2011.

	Years ended December 31,
	2012	2011
At End of Year	1.0051	0.9833
Average	0.9995	1.0110
High	1.0285	1.0583
Low	0.9599	0.9430

 PART I

ITEM 1.    BUSINESS.

OVERVIEW

Tribute Pharmaceuticals Canada Inc. is an emerging Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. The Company targets several therapeutic areas in Canada but has a particular interest in products for the treatment of neurology, pain, urology, dermatology and endocrinology/cardiology. Tribute also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships.

Tribute’s current portfolio of assets includes nine product lines, eight of which are on the market in Canada, including: NeoVisc®, NeoVisc® Single Dose, Uracyst®, BladderChek®, Bezalip® SR, Soriatane®, Cambia®, Daraprim®, Collatamp G®, and MycoVa™.  Each of these products has received regulatory approval in Canada, with the exception of MycoVa™.  Furthermore, the Company is responsible for the Canadian selling, marketing and promotion of Gelfoam®, under an exclusive promotional arrangement with Pfizer Canada Inc.

Tribute markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of select products in over 20 countries, and continues to expand this footprint. The Company’s focus on business development is twofold: utilizing in-licensing and out-licensing for immediate impact on its revenue stream, as well as product development for future growth and stability.

Tribute’s management team has a strong track record in senior management positions at companies such as Wyeth, Syntex/Roche, Astra-Zeneca, Amgen, Bayer, Novartis and Biovail. The team has extensive operational and business development experience and familiarity with the Canadian market and Canadian market dynamics.

The Company was incorporated under the Business Corporations Act (Ontario) on November 14, 1994 under the name “Stellar Pharmaceuticals Inc.” and on January 1, 2013 the Company changed its name from Stellar Pharmaceuticals Inc. to Tribute Pharmaceuticals Canada Inc.  Previously, Stellar Pharmaceuticals Inc. acquired 100% of the outstanding shares of then privately held Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. (collectively,  “Tribute Pharmaceuticals”) on December 1, 2011. The Company maintains two facilities including its head office located at 151 Steeles Ave. East, Milton, Ontario, Canada L9T 1Y1 and the Company’s operations facility at 544 Egerton Street, London, Ontario, Canada N5W 3Z8. The Company’s telephone number is (519) 434-1540, its facsimile number is (519) 434-4382 and its e-mail address is info@tributepharma.com.

2012 Highlights

Upon the completion of the acquisition of Tribute Pharmaceuticals in December 2011, the Company successfully entered into an agreement in January 2012 with Apricus Biosciences, Inc. (“Apricus Bio”) for the exclusive right to sell Apricus Bio's MycoVa™ a product for the treatment of onychomycosis (nail fungus) in Canada, following receipt of Canadian regulatory approval for such product.   MycoVa is a topical formulation of terbinafine, the same active ingredient as Novartis’ Lamisil® oral onychomycosis product.

Onychomycosis is a chronic persistent fungal infection of the nail bed resulting in thickening and discoloration of the nail, which sometimes can be accompanied by serious pain and disability. According to the Merck Manual of Diagnosis & Therapy, the worldwide incidence rate of onychomycosis is approximately 10%. As described by Iorizzo and Piraccini (2007), the incidence has been increasing due to diabetes, immunosuppression and an aging population. While occurring in approximately 2.6% of children younger than 18 years, it occurs in as much as 90% of the elderly population (eMedicine.medscape.com). Based on data received in 2012 from IMS Health ("IMS"), the prescription market for onychomycosis is valued at approximately $30 million dollars. The Company anticipates that MycoVa™ will be filed with regulatory authorities in Canada in the second half of 2013.

In March 2012, Tribute received its Notice of Compliance (or marketing authorization) from Health Canada for Cambia® (diclofenac potassium for oral suspension) for the treatment of acute migraine with or without aura in adults over 18 years of age.  Cambia was officially launched in Canada on October 1, 2012.  Cambia is also commercially available in the United States and marketed by Tribute’s licensor, Nautilus Neurosciences.  Cambia was first introduced in the United States in June of 2010.

Cambia is the first product other than a drug from the triptan class of drugs approved for the acute treatment of migraine in Canada in over fifteen years and is the only prescription non-steroidal anti-inflammatory drug available and approved for the acute treatment of migraine in Canada.

The prescription market for migraine medications in Canada is valued at more than $150 million dollars annually based on IMS data.

In June 2012 Tribute acquired the exclusive Canadian rights to Collatamp G® from Theramed Corporation.  Theramed Corporation licensed the exclusive rights to Collatamp G from EUSA Pharma (Europe) Ltd. ("EUSA"), an international division of Jazz Pharmaceuticals in 2008.  According to our licensor, Collatamp G is approved or used in over 50 countries for the local haemostasis of capillary, parenchymatous and seeping haemorrhages in areas with a high risk of infection and has been shown to reduce post-operative infections across a range of surgical disciplines, including a reduction of 53% in a large randomized controlled study in cardiac surgery. Based on internal data, we believe Collatamp G is currently used in over 100 hospitals and surgical centers across Canada.

Collatamp G, approved by Health Canada on August 1, 2007 and launched in Canada in 2008, is a lyophilized collagen implant impregnated with the aminoglycoside antibiotic gentamicin.

In August 2012, Tribute announced that it has signed an agreement granting Tribute the exclusive Canadian promotional rights for Gelfoam® from Pfizer Canada Inc. ("Pfizer") (NYSE:PFE).

Gelfoam is a medical device approved in Canada and the United States for use in surgical procedures as a haemostatic agent, when control of capillary, venous, and arteriolar bleeding by pressure, ligature, and other conventional procedures is either ineffective or impractical. Gelfoam is an absorbable haemostatic device used in hospitals and surgical centres across Canada. The addition of Gelfoam is another step forward as we expand our hospital, specialty care business, which is a target area of growth for Tribute.

The terms of the agreement extend the promotional, sales and marketing responsibilities of Gelfoam® to surgeons and other health care practitioners in Canada by Tribute while Pfizer continues to be responsible for all distribution, regulatory affairs and medical related activities. Tribute is paid a sales commission on all sales of Gelfoam® with a multiplier or higher commission paid on increased sales calculated on a tiered structure. Pfizer is responsible for all inventory, insurance, customer service and regulatory costs and Tribute is responsible for all costs of promotion in Canada.

Tribute also entered into an agreement with Midcap Financial LLC ("Midcap") in May 2012 for a US$6.0 million term loan. Under certain conditions, the loan is available in two tranches and the Company closed the first tranche of US$3.5 million in May 2012. The second tranche of the loan is available to Tribute i) if Tribute raises an amount not less than US$6 million from a combination of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership or ii) in conjunction with the Company acquiring or in-licensing a product or products subject to Midcap’s review. Tranche 2 is available through March 31, 2013. The Company used the funds from the first tranche to expand its sales force and its promotional activities to enhance the growth of its existing Canadian product line, prepare for the launch of Cambia, and advance pending business development initiatives. The Midcap loan is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company's ability to incur additional indebtedness. On February 27, 2013, the Company entered into amended agreements with Midcap as a result of the Company's amalgamation with Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. on October 1, 2012.

Tribute also strengthened its senior management team in 2012 with the addition of Murray Roach as Vice President of Sales. Mr. Roach has nearly 20 years of pharmaceutical sales and marketing experience in Canada, including most recently where he served as Vice President, Sales and Marketing for Taro Pharmaceuticals in Canada. Prior to Taro Pharmaceuticals, Mr. Roach spent 15 years at Wyeth Canada in several senior sales and marketing positions.

Tribute also announced the appointment of Dr. Bernard Chiasson, Ph.D. to the newly created position of Chief Scientific Officer in December 2012. Dr. Chiasson is a trained neuroscientist and pharmacologist and will lead the scientific and regulatory affairs worldwide for Tribute's proprietary products as well as its growing portfolio of in-licensed products.

Dr. Chiasson recently served as Vice President, U.S. Strategic Regulatory and Global Medical Services at OptumInsight (Life Sciences Group), a division of UnitedHealth Group. Prior to his position at OptumInsight, he was Director, Regional Medical Liaisons and Medical Services, North American Scientific Affairs for Amgen Canada, a division of Amgen. Dr. Chiasson was also employed by Bayer Healthcare Canada, a division of Bayer AG, a global pharmaceutical company, as Director, Scientific Development Biologic Products for Canada, as part of the Canada, Japan and Developing Markets Group. In addition, he also served as Executive Director, Medical and Regulatory Affairs at the then publicly-held Draxis Health and began his industry career as a field-based Medical Liaison Specialist at Novartis Pharmaceuticals Canada, a division of Novartis AG, a NYSE listed healthcare company.

In 2012 we successfully expanded our product portfolio as well as our Canadian sales force, both of which enabled us to increase our revenues over 2011 levels. The Company also obtained approval for Cambia ® from Health Canada and successfully launched this important product to Canadian physicians in October 2012. We also added key management including a Vice President of Sales and a Chief Scientific Officer. These are the building blocks that provide infrastructure for our continued growth in 2013. We are actively looking to add more products to our domestic sales portfolio in Canada, which will be supported by our expanded sales force. We are also looking for further growth through distribution agreements for our internally developed products and products for which we have marketing rights in countries where we do not yet have distribution agreements.

Products

Approved & Marketed Products

Cambia®

Cambia (diclofenac potassium for oral suspension) was licensed from Nautilus Neurosciences, Inc. (“Nautilus”) in November 2010. Cambia was approved by the FDA in June 2009 and is currently marketed by Nautilus in the U.S. Cambia was approved by Health Canada in March 2012 and was commercially launched in Canada in October 2012.  The market for prescription migraine products in Canada is valued at approximately $150 million dollars based on IMS data.

Cambia is classified as a non-steroidal anti-inflammatory (NSAID) drug indicated for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. Cambia is available as an oral solution in individual packets each designed to deliver a 50mg dose when mixed in water. Cambia is the only NSAID currently approved in Canada for the acute treatment of migraine with or without aura in adults 18 years or older. Furthermore, Cambia is the only approved prescription NSAID available that was studied and proven to be an effective treatment for migraine according to guidelines published by the International Headache Society that reached statistically significant results for all four co-primary endpoints including pain free response at two hours, nausea free, photophobia free (sensitivity to light) and phonophobia free (sensitivity to sound).  In addition, Cambia provides fast migraine pain relief within 30 minutes of dosing due in part to the significant benefits of the proprietary Dynamic Buffering TechnologyTM (“DBT”).  DBT provides for enhanced drug absorption and bioavailability.  In fasting volunteers, measurable plasma levels were observed within five minutes of dosing with Cambia. Peak plasma levels were achieved at approximately 15 minutes, with a range of approximately 10 to 40 minutes.  The use of some NSAIDs has been associated with an increased incidence of cardiovascular adverse events such as myocardial infarction, stroke or thrombotic events. The risk may increase with duration of use and patients should only take this medication as prescribed by a physician.

Migraine Treatment Options:  There are a number of different treatment options for migraine in Canada.  Acute migraine treatment options can be broken down to three main categories: (i) triptans or 5-HT1 receptor agonists (e.g. sumatriptan, rizatriptan); (ii) ergot alkaloids (e.g. ergotamine, dihydroergotamine); and (iii) NSAIDs (Cambia). Triptans may cause dizziness, nausea, weakness and chest discomfort and should not be used by patients with heart disease, uncontrolled high blood pressure, blood vessel disease or who have a history of stroke.  Ergots may cause chest pain, tingling or burning sensations, nausea, vomiting, and cramps. Furthermore, ergots may reduce blood flow to the extremities (hands and feet) and may lead to tissue damage. Ergots should also not be used by anyone with heart disease, uncontrolled high blood pressure or blood vessel disease.  NSAIDs such as Cambia, may increase the incidence of cardiovascular adverse events such as myocardial infarction, stroke or thrombotic events, gastrointestinal adverse events such as peptic/duodenal ulceration, perforation and gastrointestinal bleeding and are contraindicated in the third trimester of pregnancy.

Migraine in Canada: The annual prescription migraine market in Canada is valued at approximately $150 million dollars.  It is estimated that three million women and one million men suffer from migraine headaches in Canada.  The prevalence of migraine is greater than that of diabetes, asthma or osteoarthritis.  60 percent of those with   migraine have one or more attacks per month while 25 percent of those with migraine have at least one attack per week.  One Canadian study found that those with migraine lose 6.5 days of work each year resulting from their migraine.  According to 1992 estimates, 7,000,000 working days are lost annually in Canada due to migraine and that direct and indirect cost in the workplace due to migraine is estimated at $500 million annually.  It was also found that 48 percent of all women suffering from migraine have never consulted a physician for their headaches.

Bezalip® SR

Bezalip SR (bezafibrate) is a well-established pan-peroxisome proliferator-activated receptor (pan-PPAR) activator. Bezalip SR, used to treat hyperlipidemia, has over 25 years of therapeutic use globally with a good safety profile. Bezalip SR is under license with Actavis Group PTC ehf and is sold exclusively in Canada by Tribute. Tribute also has the development and licensing rights to Bezalip SR in the United States.

Bezalip SR is chemically known as bezafibrate, an anti-lipidemic agent that lowers cholesterol and triglycerides in the blood. Bezalip SR, available in a sustained-release 400mg tablet taken once-per-day, is a fibric acid derivative, or fibrate, and works differently from the other classes of existing therapies such as statin therapies. Bezalip SR is also very effective in lowering triglyceride levels and has shown to increase the levels of high density lipoproteins (“HDL”) or good cholesterol and lower low density lipoproteins (“LDL”) (the “bad” cholesterol) in most patients. Bezalip SR is contraindicated in patients with hepatic and renal impairment, pre-existing gallbladder disease, hypersensitivity to bezafibrate, or pregnancy or lactation.

Bezalip SR was developed and originally introduced in Canada in 1994 by Boehringer Mannheim. Boehringer Mannheim was acquired by Hoffman LaRoche in 1998 and Roche divested Bezalip SR on a global basis to Actavis in January 2008. Tribute licensed the Canadian rights to Bezalip SR from Actavis in 2008 and the U.S. rights in 2011.  Tribute met with the FDA in 2012 to discuss the potential regulatory filing of Bezalip SR in the USA and will continue to work with its licensor and the agency in 2013 to seek an approval in this market.  Bezalip SR is currently approved or used in more than 40 countries worldwide.  The US fibrate market according to IMS, is estimated at nearly $4 billion dollars annually.  Upon approval, should such an approval be obtained, Tribute would enjoy a five year market exclusivity period from the FDA extended to all new chemical entities.  Tribute plans to file an IND with the FDA in 2013.

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

Hyperlipidemia, in general, can be divided into two subcategories:

●	Hypercholesterolemia, in which there is a high level of cholesterol; and
●	Hypertriglyceridemia, in which there is a high level of triglycerides, the most common form of fat.

Competitive Analysis: Cholesterol-lowering drugs include: statins, niacin, bile-acid resins, fibric acid derivatives (fibrates), and cholesterol absorption inhibitors. All classes of cholesterol-lowering medicines are most effective when combined with increased exercise and a low-fat, high-fiber diet. The statin class includes some of the largest-selling prescription products in the world (Lipitor®, Zocor®, Crestor®, etc.). Statins dominate single-agent prescribing for the treatment of lipid disorders. The niacin (nicotinic acid – vitamin B3) class includes brands such as Niaspan®, which work primarily on increasing HDL cholesterol. The fibrates class of cholesterol lowering treatments, and is composed of three competing molecules: gemfibrozil (Lopid®), bezafibrate (Bezalip SR), and fenofibrate (Lipidil® in Canada or Tricor® in the U.S.).  Clinical studies have demonstrated that bezafibrate, the active ingredient in Bezalip SR was shown to be very effective in lowering high levels of triglycerides, raising HDL cholesterol and lowering LDL cholesterol.

Soriatane®

Soriatane (acitretin) is chemically known as acitretin, and is indicated for the treatment of severe psoriasis (including erythrodermic and pustular types) and other disorders of keratinization. Soriatane is a retinoid, an aromatic analog of vitamin A. The market for moderate to severe psoriasis in Canada is estimated by management to be greater than $200 million dollars for 2012.

Soriatane was approved in Canada in 1994 and is the first and only oral retinoid indicated for psoriasis. Soriatane is often used when milder forms of psoriasis treatments like topical steroids, emollients and topical tar-based therapies have failed.

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

Psoriasis Treatment Options: There are a number of different treatment options for psoriasis. Typically, topical agents are used for mild disease, phototherapy for moderate disease, and oral systemic agents and biologicals for more severe disease.

The three main traditional systemic treatments are methotrexate, cyclosporine and retinoids. Unlike Soriatane, methotrexate and cyclosporine are immunosuppressant drugs. Methotrexate may cause a decrease in the number of blood cells made by bone marrow, may cause liver damage, lung damage, damage to the lining of the mouth, stomach or intestines, and may increase the risk of developing lymphoma (cancer that begins in the cells of the immune system), among other serious side effects. Methotrexate may also cause serious or life-threatening skin reactions. Cyclosporines may cause side effects that could be very serious, such as high blood pressure and kidney and liver problems. It may also reduce the body's ability to fight infections.

Competitive Analysis: Soriatane occupies a place on the continuum of care that a physician might look to when a patient’s disease increases in severity and a patient has not responded well to topical agents. Soriatane will typically be used in combination with other drugs such as topical steroids, emollients or tar-based therapies. Biologic therapies such as Enbrel®, Humira® and Remicade are effective in treating severe forms of the disease, but are very expensive and sometimes not reimbursed by government or other private drug plans.

Collatamp G®

Tribute acquired the exclusive Canadian licensing rights for Collatamp G (restorable gentamicin-collagen haemostat) from Theramed Corporation in June 2012.  EUSA Pharma ("EUSA") owns the worldwide rights (except US) to Collatamp G for implant indication and licensed the product to Theramed in 2008. Collatamp G, approved by Health Canada on August 1, 2007 and launched in Canada in 2008, is a fully reasorbable gentamicin-collagen haemostat, used as a surgical implant for haemostasis and local delivery of high doses of gentamicin. The market in which Collatamp G competes in Canada is estimated at $20 million dollars based on best estimates from management.

Collatamp G is indicated for the local haemostasis of capillary, parenchymatous and seeping haemorrhages in areas with a high risk of infection and has been shown to reduce post-operative infections across a range of surgical disciplines, including a reduction of 53% in a large randomized controlled study in cardiac surgery. Based on management’s belief, Collatamp G is currently used in over 100 hospitals and surgical centers across Canada and is approved or used in over 50 countries throughout the world.

Collatamp G contains gentamicin sulphate at a locally effective dose and has been shown to be efficacious in the treatment and prevention of post-operative acquired infection across many surgical interventions including cardiac surgery, gastro-intestinal surgery, vascular surgery and orthopaedic surgery.

Collatamp G is a unique product within the surgical field as it is the only product in Canada which combines a hemostatic device with a locally acting antibiotic.

Gelfoam®

Gelfoam Sterile Sponge is a medical device intended for application to bleeding surfaces as a hemostatic. It is a water-insoluble, off-white, nonelastic, porous, pliable product prepared from purified pork Skin Gelatin USP Granules and Water for Injection, USP. Gelfoam is indicated in surgical procedures as a hemostatic device, when control of capillary, venous, and arteriolar bleeding by pressure, ligature, and other conventional procedures is either ineffective or impractical. On August 23, 2012 the Company announced that it had signed an agreement granting Tribute the exclusive Canadian promotional rights for Gelfoam from Pfizer Canada Inc. ("Pfizer") (NYSE:PFE). Gelfoam is a registered trademark of Pharmacia & Upjohn Company LLC, used under license by Pfizer Canada Inc. It is estimated that the market that Gelfoam competes in is valued at approximately $30 million dollars in Canada according to information obtained from the Canadian Health Institute for Health Information.

Gelfoam is an absorbable hemostatic device used in hospitals and surgical centers across Canada. Under the terms of the promotional agreement, Tribute is granted the exclusive Canadian promotional rights to Gelfoam by Pfizer. Throughout the term of the agreement, Tribute will act on behalf of Pfizer in the promotion, sales and marketing of Gelfoam to surgeons and other health care practitioners in Canada. Pfizer will continue to be responsible for all distribution, regulatory affairs and medical related activities.

Hemostatic treatment options: Within the larger classification of topical hemostatic agents, Gelfoam is subcategorized as an “absorbable agent” and further classified as “gelatin foam”. The “absorbable agent” sub-categorisation also includes oxidized cellulose and microfibrillar collagen based products. Other topical hemostatic agent subcategories consist of “physical agents” (bone wax and ostene), “biologic agents” (thrombin, fibrin sealants and platelet gel), “synthetic agents” (cyanoacrylates, polyethylene glycol hydrogel and glutaraldehyde cross-linked albumin) and “hemostatic dressings” (fibrin and chitosan). Each of the subcategories has a specific use within the field of surgical hemostasis and these product categories do not necessarily compete against each other.

Competitive Analysis: Gelfoam competes directly against other topical hemostatic agents such as Surgifoam® and Spongostan® (Ethicon) and Avitene® (Davol). Hospital usage of these topical hemostatic agents is often determined through a tendering process, generally organized by Canadian Group Purchasing Organizations and Shared Service Organizations. Topical hemostatic agents are also used in the dental market and are sold indirectly through specialty dental distributors throughout Canada.

NeoVisc® and NeoVisc® Single Dose

NeoVisc, is a proprietary product, developed by the Company and is available as  a triple-dosed, 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution and a single dose 6 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution  used for the temporary replacement of synovial fluid in osteoarthritic joints. NeoVisc is classified in Canada by the Therapeutic Products Directorate (“TPD”) as a “medical device” under the Medical Devices Regulations of the Food and Drugs Act (Canada). NeoVisc is administered by intra-articular injection, by injecting the product directly into the affected joint and may be administered either as a single 6 mL injection or three 2 mL injections given over a two week period.  Management believes the market for NeoVisc in Canada is estimated at $30 million dollars.

This type of treatment, referred to as viscosupplementation, is a well-established treatment for osteoarthritis of the knee, having gained Canadian approval in 1992 and United States approval in 1997. Viscosupplementation has also been used since the mid-1980s in many European markets. Replacing or supplementing the joint fluid provides symptomatic relief from the pain of osteoarthritis of the knee for up to 12 months. Treatment may be repeated as needed depending on clinical response.. In late 2003, the first single dose product was launched in Canada and by 2009 there were four single dose therapies available in the Canadian market, including NeoVisc single dose. Single dose products like NeoVisc, offer convenience of a single injection but the clinical effect typically is shorter in duration than the triple dose administration.

Osteoarthritis and Treatment Options: Osteoarthritis (“OA”) is the most common form of chronic arthritis worldwide and is a key cause of pain and disability in older adults. According to the Arthritis Society of Canada, OA affects about 10% of the adult population. OA of the knee, about twice as common as OA of the hip is becoming an increasingly important condition with the aging population. OA risk factors include injury, prior joint inflammation, abnormalities of joint shape, and obesity. OA is a degenerative and sometimes painful disease associated with long term wear on weight-bearing joints. The market for OA is expected to grow significantly in future years as the average age of the population increases.

Current OA strategies and treatment goals include:

1.	Patient education
2.	Physical therapy
3.	Over the Counter (“OTC”) analgesics
4.	Non-steroidal anti-inflammatory drugs (“NSAID”), such as diclofenac, naproxen and COX2 inhibitors such as Celebrex
5.	Intra-articular viscosupplements, such as NeoVisc
6.	Intra-articular steroids – Corticosteroids are also used to treat inflammation associated with OA
7.	Opioids
8.	Joint Replacement – surgical replacement with artificial joints

Products such as NeoVisc provide a non-pharmacological option in obtaining symptomatic improvements by supplementing the synovial fluid in the affected joint. NeoVisc can also be used in conjunction with other treatment strategies like, physical therapy, OTC medications and NSAIDs and as a result may reduce the amount of medication required and potentially delay joint replacement.

Competitive Analysis: There are a number of competitive viscosupplements to NeoVisc in Canada for both NeoVisc and NeoVisc Single Dose, including Genzyme’s products Synvisc® and Synvisc® One. The competitive landscape in the United States and other international markets is now very similar to the Canadian market. NeoVisc is an effective, technically engineered, highly purified, high molecular weight linear format, free of any avian peptides and available in a single or triple dose presentation. Furthermore, NeoVisc is the only marketed viscosupplement manufactured and packaged in Canada and marketed by a Canadian company.

Uracyst® (Uropol®)

Uracyst, developed by the Company, a sterile 2.0% sodium chondroitin sulfate solution available in a 20 mL vial. Uracyst is used in the treatment of certain forms of interstitial cystitis (“IC”) and non-common cystitis. This product is instilled by catheter directly into a patient’s bladder. According to the Global Data: Interstitial Cystitis Therapeutics – Pipeline Assessment and Market Forecasts to 2019; the global interstitial market size is estimated to be valued at approximately US$151 million dollars.

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

Interstitial cystitis causes some or all of the following symptoms:

●	Frequency: Day and/or night frequency of urination (up to 60 times a day in severe cases). In early or very mild cases, frequency is sometimes the only symptom;
●	Urgency: Pain, pressure or spasms may also accompany the sensation of having to urinate immediately;
●	Pain: Can be abdominal, urethral or vaginal. Pain is also frequently associated with sexual intercourse; and
●
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

Competitive Analysis: The treatment of IC is a relatively small niche market. Because of low efficacy rates and relatively expensive treatment costs for competitive products, management believes the treatment of IC remains an unsatisfied market with no dominant competitive product. Ortho McNeil Pharmaceutical, Inc. a competitor in the IC market, has marketed Elmiron® (pentosan polysulfate sodium) in Canada since 1993. Elmiron® is used as an oral GAG replenishment therapy. Side effects reported from the use of Elmiron® include hair loss, diarrhea and extreme to mild gastrointestinal discomfort.

Daraprim®

Daraprim (pyrimethamine) is a medication used for protozoal infections. It is commonly used as an antimalarial drug (for both treatment and prevention of malaria), and is also used (combined with sulfadiazine) in the treatment of Toxoplasma gondii infections in immunocompromised patients, such as HIV-positive individuals. Daraprim was licensed from CorePharma LLC in November 2010 and is sold exclusively in Canada by Tribute.

Unapproved and Non-Marketed Products

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

NexMed is expected to file MycoVa with the regulatory authorities in Canada with Tribute’s cooperation sometime in the second half of 2013.

Development Strategy

Tribute is an emerging specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. In addition to growing the business in Canada, the Company is also building revenues through out-licensing its current products to international markets.

Tribute’s future product development efforts will be focused initially on developing strategic partners to assist Tribute in gaining regulatory approval in the United States and other key international markets for NeoVisc and Uracyst.

Tribute met with the FDA in 2012 to discuss the ongoing development initiatives for Bezalip SR in the U.S. market. Based on IMS data, the fibrate market alone is estimated at approximately US$4.0 billion annually in the U.S. and the Company will explore all possibilities to obtain a market authorization for Bezalip SR in the U.S.

Sales and Marketing

Tribute’s sales and marketing strategy is focused on the organic growth of existing marketed products through several key activities. First, our sales force ensures that it targets known prescribers of our medications or medications that compete with our products. We create demand by providing customers with reliable and trustworthy information from credible sources and by coordinating and facilitating continuing health education events in targeted areas. Second, we support our products by providing physicians and other healthcare practitioners with quality patient care materials. And third, we ensure that our products are easy to purchase through all major wholesalers and distributors in Canada and we manage our supply chain efficiently to ensure that we can always meet demand.

We consider our sales force to be very experienced and well trained. All of our representatives have experience from other pharmaceutical companies including many of the largest companies in the industry. Additionally, Tribute offers its representatives a competitive incentive plan based on the achievement of results.

During the year ended December 31, 2012, the Company had two significant pharmaceutical wholesale customers account for 54.7% of the Company’s sales.  This is normal and customary in the Canadian pharmaceutical business.  These are well known and highly respected customers that have a solid track record of paying all outstanding amounts owing on time.

Manufacturing

Tribute currently outsources the manufacturing of its proprietary products to special sterile facilities operated by third party contractors. These facilities are in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice ("cGMP") regulations. The Company believes these facilities have sufficient excess capacity at present to meet the Company’s short and long term objectives. A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

Our licensed products are manufactured by authorized, third-party, contract manufacturing organizations in various places throughout the world. Our manufacturers are all cGMP compliant and approved fabricators of pharmaceutical products according to Health Canada.

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

Tribute is responsible for secondary packaging of its proprietary products at its London, Ontario facility. The Company’s licensed products are packaged by its third party contract manufactures.

The Company’s products are distributed in Canada by a third-party pharmaceutical logistics provider, which provides warehousing, distribution, customer service and accounts receivable directly to the Company.

The Company, as a common practice for all of its products maintains several months of inventory (including raw materials and finished good) at any given time to mitigate against any risks of potential manufacturing disruptions. The Company did not experience any product disruptions of any significance in 2012.

The Industry

The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology. Tribute believes that competition in its markets is based on, among other things, product safety, product efficacy, convenience of dosing, reliability, availability and price. The market is dominated by a small number of highly-concentrated global competitors, many of which boast substantially greater resources than the Company. Given the size and scope of the competition, there can be no assurance that the Company will maintain or grow its current market position in its therapeutic areas, or that developments by others will not render the Company’s products or technologies non-competitive or obsolete. Also, many current and potential competitors of the Company may have greater name and brand recognition, or may enjoy more extensive customer relationships that could be leveraged to gain market share to the Company’s detriment. In addition, competitors may be able to complete the regulatory approval process more rapidly than the Company, and therefore may achieve market entry ahead of the Company’s products.

As such, and in order to maintain and improve its position in the industry, the Company is dedicated to enhancing its current products, developing or acquiring new products and product extensions and implementing a comprehensive domestic and international sales and distribution marketing strategy. If the Company is not able to compete effectively against current and future competitors, such failure may result in fewer customer orders, reduced gross margins and profitability and loss of market share, any of which would materially adversely affect the Company.

Competition

Tribute faces product competition from companies marketing competing pharmaceutical products and medical devices in Canada and potentially on new products that could be launched in the future. The introduction of generic products of Tribute’s products as well as lower priced, similar competing products could have a profound impact on the Company’s existing business.

Competitive Strengths

Management believes that Tribute maintains a high level of competitive advantage within its chosen therapeutic areas over other Canadian companies or multi-national subsidiaries seeking to license or acquire products in Canada. These include:

●	A well trained and skilled sales force and employees;
●	Expertise in marketing new and existing products;
●	Its ability to obtain regulatory approvals for new and existing products in Canada and abroad;
●	Expertise in business development including sourcing, evaluation, negotiation and ability to complete business transactions to acquire or license new products for Canada;
●	The ability to offer cost-effective pricing while maintaining acceptable gross profit margins with many of its products;
●	The implementation and development of lifecycle management strategies;
●	Clear and defendable patents for certain of its products; and
●	The ability to obtain reasonable reimbursement and good pricing in Canada

REGULATORY, QUALITY ASSURANCES, SAFETY AND MEDICAL INFORMATION

Tribute currently utilizes a combination of internal and outsourced resources to address all of its quality assurance, regulatory affairs, pharmacovigilance and medical information needs. Tribute’s London, Ontario facility is ISO 1345 approved and the Company remains compliant with all regulatory guidelines and reporting obligations.

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

Canadian Reimbursement Overview

After regulatory approval is received for a prescription drug, it can be sold to the public in accordance with prescription pharmaceutical regulations. Revenues are generated from prescription drug sales in Canada through one of three sources:

●	Cash: Patients will pay “out of pocket” at their sole expense. This portion of patients account for an estimated 10% of all prescription dollars spent in Canada.
●
Private Insurance: Approximately 45% of prescription dollars spent in Canada is reimbursed via third-party private insurers, under plans generally provided by patients’ employers. Patients may be reimbursed a percentage of the cost of covered drugs minus deductibles or co-pays. The availability for reimbursement of drugs varies according to the type of reimbursement plan designed by the insurance company. There are a number of private insurers operating in Canada that provide employee plans to private and public sector employers.

●
Government Drug Plans: Government drug plans cover the cost of nearly 45% of prescription dollars spent in Canada and generally serve patients over the age of 65 or patients for whom the cost of medications represents a significant financial burden such as families receiving social assistance. Each provincial government pays the cost of drugs that are listed on their own provincial formulary.

After regulatory approval of a drug is granted, approval for reimbursement is typically sought from provincial governments and private insurance companies. Until provincial and private reimbursement is approved, the product is sold only via cash purchases. Decisions to list drugs for reimbursement on private and government formularies vary widely depending on the drug, indications, competitive products and price.

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

The CDR consists of:

●	A systematic review of the available clinical evidence and a review of the pharmacoeconomic data for the drug; and
●	A listing recommendation made by the Canadian Expert Drug Advisory Committee.

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

Patent and Proprietary Protection

Where deemed appropriate, Tribute files patent applications for technologies which it owns or in respect of which it has acquired a license and, if necessary, then further developed to make such technologies marketable. Licensed products often include rights to the intellectual property (“IP”) of the licensor. Such applications may cover composition of matter, the production of active ingredients and their novel applications.

The Company retains independent patent counsel where appropriate. Management of the Company believes that the use of outside patent specialists ensures prompt filing of patent applications, as well as the ability to access specialists in various areas of patents and patent law to ensure complete patent filings.

The patent position relating to medical devices and drug development is uncertain and involves many complex legal, scientific and factual questions. While the Company intends to protect its valuable proprietary information and believes that certain of its information is novel and patentable, there can be no assurance that: (i) any patent application owned by, or licensed to, the Company will issue to patent in all or any countries; (ii) proceedings will not be commenced seeking to challenge the Company’s patent rights or that such challenges will not be successful; (iii) proceedings taken against a third party for infringement of patent rights will be successful; (iv) processes or products of the Company will not infringe upon the patents of third parties; or (v) the scope of patents issued to, or licensed by, the Company will successfully prevent third parties from developing similar and competitive products. The cost of litigation to uphold the validity and prevent infringement of the patents owned by, or licensed to, the Company may be significant.

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

The existence, scope and duration of patent protection vary among the Company’s products and among the different countries where the Company’s products may be sold. They may also change over the course of time as patents are granted or expire, or become extended, modified or revoked.

The Company currently has patents issued for Uracyst that include a low dose patent in both the United States (Patent No. 6,083,933 –- issued 07/04/2000) and Canada (Patent No. 2,269,260 – issued 04/16/1999). In addition, the Company has approved patents for its high dose product in Australia (Patent No. AU 2004212650 – issued 07/23/2009), Canada (Patent No. 2515512 – issued 07/10/2012), China (Patent No. ZL200480006467.1 – issued 05/26/2010), the United States (Patent No. US 7772210 – issued 08/10/2010, Patent No. US 8084441 – issued 12/27/2011 and Patent No. 834276 – issued 12/18/2012), and Japan (Patent JP 4778888 – issued 07/08/2011). Jurisdictions with patents pending related to the high dose Uracyst include: the United States, Europe, India, and Israel. Uracyst is classified as a medical device in all countries in which it currently has approval.

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

The PMPRB does not approve prices for drug products in advance of their introduction to the market. The PMPRB provides guidelines from which companies like Tribute set their prices at the time they launch their products. All patented pharmaceutical products introduced in Canada are subject to the post-approval, post launch scrutiny of the PMPRB. Since the PMPRB does not pre-approve prices for a patented drug product in Canada, there may be risk involved in the determination of an allowable price selected for a patented drug product at the time of introduction to the market by the company launching such products in Canada. If the PMPRB does not agree with the pricing assumptions chosen by such company introducing a new drug product, the price chosen could be challenged by the PMPRB and, if it is determined that the price charged is excessive, the price of the product may be reduced and a fine may be levied against the company for any amount deemed to be in excess of the allowable price determined. Drug products that have no valid patents are not subject to review by the PMPRB.

Other Laws and Regulations

Tribute’s operations are or may be subject to various federal, provincial, state and local laws, regulations and recommendations relating to the marketing of products and relationships with treating physicians, data protection, safe working conditions, laboratory and manufacturing practices, the export of products to certain countries and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances. Although the Company believes its safety procedures comply with the standards prescribed by federal, provincial, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. In the event of an accident, the Company could be held liable for any damages that result. The amount of such damages could have a materially adverse effect on the Company’s results of operations and financial condition.

Employees

The Company currently employs forty employees including full-time, part-time and contract employees. Twenty-nine of these employees are in sales and marketing and the remainder are in management and administration positions. The Company may add additional staff in areas that its management may feel is necessary for the successful operation of the Company.

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

Customers

During the year ended December 31, 2012, the Company had two significant pharmaceutical wholesale customers account for 54.7%  of the Company’s sales.  This is normal and customary in the Canadian pharmaceutical business.  These are well known and highly respected customers that have a solid track record of paying all outstanding amounts owing on time.

Our Website

Our website address is www.tributepharma.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The Company will also make available all financial reports filed in accordance with US GAAP with SEDAR through its website.  The Company invites investors and interested parties to sign up for “Email Alerts” on the Company’s website to receive information such as press releases as they become available.

ITEM 1A.    RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated into this annual report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have incurred significant losses since inception of the Company. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

As of December 31, 2012 we had an accumulated deficit of $7,723,556.  While we expect to incur limited operating losses during the fiscal year ended December 31, 2012, because of the numerous risks and uncertainties associated with our products, we are unable to predict with any certainty the extent of any future losses or when we will become profitable.  If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will require additional financing to expand our operations.

Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures.

We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth.

As a result of the weakened global economic situation, Tribute, along with all other pharmaceutical research and development entities, may have restricted access to capital, bank debt and equity, and is likely to face increased borrowing costs. Although our business and asset base have not changed, the lending capacity of all financial institutions has diminished and risk premiums have increased. As future operations will be financed out of funds generated from financing activities, our ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the pharmaceutical industry and our securities in particular.

Should we elect to satisfy our cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that our efforts to raise such funding will be successful, or achieved on terms favorable to us or our existing shareholders.  If adequate funds are not available on terms favorable to us, we may have to reduce substantially or eliminate expenditures, production and marketing of our proposed products, or obtain funds through arrangements with corporate partners that require us to relinquish rights to certain of our technologies or products.  There can be no assurance that we will be able to raise additional capital if our current capital resources are exhausted.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our products;
●	regulatory developments affecting our product candidates;
●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and
●	the level of underlying demand for our products and wholesalers’ buying patterns.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially.

If we make strategic acquisitions, we will incur a variety of costs and might never realize the anticipated benefits.

There are accretive and non-accretive acquisitions of pharmaceutical products.  Since the valuations of product acquisitions are based on a forecast over a specified time-period, there is some risk inherent with all acquisitions.  When appropriate opportunities become available, we might attempt to acquire approved products, additional drug candidates, technologies or businesses that we believe are a strategic fit with our business. If we pursue any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we might never realize the anticipated benefits of any acquisition or forecasted sales may not materialize. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition. However, some acquisitions are accretive in nature and for the completion of a successful accretive transaction the benefits may outweigh the risks.

We may not be able to compete with treatments now being marketed and developed, or which may be developed and marketed in the future by other companies.

Our products will compete with existing and new therapies and treatments and numerous pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations are engaged in the development of alternatives to our technologies. Some of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Collaborations or mergers between large pharmaceutical or biotechnology companies with competing drug delivery technologies could enhance our competitors’ financial, marketing and other resources. Developments by other drug delivery companies could make our products or technologies uncompetitive or obsolete. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.

If government programs and insurance companies do not agree to pay for or reimburse patients for our pharmaceutical products, our success will be impacted.

Sales of our products will depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third-party payers will pay for the products. Even if third-party payers do accept our product, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

Even if regulatory approvals are obtained for our products, such products will be subject to ongoing regulatory review. If we or a partner fail to comply with continuing Canadian, U.S. and foreign regulations, the approvals to market drugs could be lost and our business would be materially adversely affected.

Following any initial Health Canada, FDA or foreign regulatory approval of any drugs we or a partner may develop, such drugs will continue to be subject to regulatory review, including the review of adverse drug experiences, safety reports and clinical results that are reported after such drugs are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any drug candidates will also be subject to periodic review and inspection by regulatory authorities, including Health Canada and/or the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Marketing, advertising and labeling also will be subject to regulatory requirements and continuing regulatory review. The failure to comply with applicable continuing regulatory requirements may result in fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

We and our partners are subject to extensive Canadian, U.S. and foreign government regulation, including the requirement of approval before products may be manufactured or marketed.

We, our present and future collaboration partners, and the drug product candidates developed by us or in collaboration with partners are subject to extensive regulation by governmental authorities in Canada, the U.S. and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions: warning letters, fines and other civil penalties, unanticipated expenditures, delays in approving or refusal to approve a product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution.

The product candidates of us and our partners cannot be marketed in Canada, the U.S. or any other jurisdiction without regulatory approval from a regulatory authority such as Health Canada or the FDA (“Regulatory Authority”). Obtaining regulatory approval with any Regulatory Authority requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, including, without limitation, citizen’s petitions or other filings with the Health Canada or FDA, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner by any Regulatory Authority. If our product candidates are not approved in a timely fashion, or are not approved at all, our business and financial condition may be adversely affected.

In addition, both before and after regulatory approval, we, our collaboration partners and our product candidates are subject to numerous requirements by any Regulatory Authority and foreign regulatory authorities covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. These requirements may change and additional government regulations may be promulgated that could affect us, our collaboration partners or our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in Canada, the U.S. or abroad. There can be no assurance that neither we nor any of our partners will be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

Materials necessary to manufacture our products  may not be available on commercially reasonable terms, or at all, which may result in reduced revenues due to product shortages.

We rely on the third-party manufacturers to manufacture the Company’s products.  Most of our third-party suppliers purchase, on the Company’s behalf, the materials necessary to produce the finished, final product for sales including the active pharmaceutical ingredients, or APIs, and other such materials necessary to produce finished, saleable products for the commercial distribution of our products. In the event that a suppliers of a product, ingredient or any materials the Company needs to manufacturer or package its products are not available or not for sale at the time the Company needs such ingredient or material in order to meet our required delivery schedule or on commercially reasonable terms, then the Company could be at risk of a product shortage or stock-out. The Company relies on our suppliers in many cases to ensure the adequate supply of ingredients, API’s and packaging material and for the timely delivery of orders placed by the Company. Should the Company experience a shortage in supply of a product, API, ingredient or any material sales of such product could be harmed or reduced and our ability to generate revenues from such product may be impaired.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If one of our product candidates is approved for commercial sale by the Regulatory Authority, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on a number of factors, including:

●	Demonstration of efficacy;
●	Changes in the practice guidelines and the standard of care for the targeted indication;
●	Relative convenience and ease of administration;

●	The prevalence and severity of any adverse side effects;
●	Budget impact of adoption of our product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	Pricing and cost effectiveness, which may be subject to regulatory control;
●	Effectiveness of our or any of our partners’ sales and marketing strategies;
●	The final product labeling or product insert required by Regulatory Authority in other countries; and
●	The availability of adequate third-party insurance coverage or reimbursement.

If any product candidate that we acquire, license or develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by Regulatory Authority, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payers, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources, may be constrained by Regulatory Authority rules and policies on product promotion, and may never be successful.

Guidelines and recommendations published by various organizations can impact the use of our products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our proposed products.

Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we intend to acquire, license or develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover, license and/or acquire promising pharmaceutical product candidates and products for Canada. Failure of this strategy would impair our ability to grow.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
●	higher than expected acquisition and integration costs;

●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	increased amortization expenses;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to motivate key employees of any acquired businesses.

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by Regulatory Authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

We have limited manufacturing experience or resources, and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

Tribute relies on several contract manufacturers for our supply of products. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our requirements, if any, we may also need to secure alternative suppliers for our products. In addition to the manufacture of certain of our products, we may have additional manufacturing requirements related to the technology required for any of our products. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by these manufacturers to properly formulate our products for delivery could also result in unusable product and cause delays in our discovery and development process, as well as additional expense to us.

The manufacturing process for any products based on our technologies that we or our partners may develop is subject to regulatory approvals from Regulatory Authorities and together with our partners the Company needs to contract with manufacturers who can meet all applicable regulatory guidelines. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our commercial partners, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

To the extent that we enter into manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner and consistent with regulatory requirements, including those related to quality control and quality assurance. The failure of a third-party manufacturer to perform its obligations as expected could adversely affect our business in a number of ways, including:

●	we may not be able to initiate or continue pre-clinical and clinical trials of products that are under development;
●	we may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;
●	we may lose the cooperation of our partners;
●	our products could be the subject of inspections by Regulatory Authorities;
●	we may be required to cease distribution or recall some or all batches of our products; and
●	potentially we may not be able to meet commercial demands for our products.

If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all or within acceptable timelines. In some cases, the technical skills required to manufacture our product may be unique to the original manufacturer and we may have difficulty transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.

New products may not be accepted by the medical community or consumers.

The commercial success of any of our products is subject to a number of risks that may be outside of our control, including:

●	competition in relation to alternative treatments, including efficacy advantages and cost advantages
●	perceived ease of use;
●	the availability of coverage or reimbursement by third-party payers;
●	uncertainties regarding marketing and distribution support;
●	distribution or use restrictions imposed by Regulatory Authorities.

Moreover, there can be no assurance that physicians, patients or the medical community will accept our product, even if it proves to be safe and effective and is approved for marketing by Regulatory Authorities. A failure to successfully market our product would have a material adverse effect on our revenue.

Our technologies may become obsolete.

The pharmaceutical industry is characterized by rapidly changing markets, technology, emerging industry standards and frequent introduction of new products. The introduction of new products embodying new technologies, including new manufacturing processes and the emergence of new industry standards may render our products obsolete, less competitive or less marketable. The process of developing our products is extremely complex and requires significant continuing development efforts and third party commitments. Our failure to develop new technologies and products and the obsolescence of existing technologies could adversely affect our business.

We may be unable to anticipate changes in our potential customer requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing technologies, develop new technology that addresses the increasing sophistication and varied needs of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using our new technologies or exploiting our niche markets effectively or adapting our businesses to evolving customer or medical requirements or preferences or emerging industry standards.

We face competition in our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we have.

Our products face competition from products which may be used as an alternative or substitute therefore. In addition we compete with several large companies in the healthcare industry. To the extent these companies, or new entrants into the market, offer comparable products at lower or similar prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position.

The current Canadian, U.S. and global economic conditions could materially adversely affect our results of operations and business condition.

Our operations and performance depend significantly on economic conditions. Over the past number of years, the Canadian, U.S. and global economy has experienced a prolonged economic downturn. While economic conditions have recently improved, there is continued uncertainty regarding the timing or strength of any economic recovery. If the current economic situation remains weak or deteriorates further, our business could be negatively impacted by reduced demand for our products or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition and operating results, and the risks could become more pronounced if the problems in Canada, the U.S. and global economies become worse.

We are heavily dependent on our senior management, and a loss of a member of our senior management team or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Rob Harris, our Chief Executive Officer and Scott Langille, our Chief Financial Officer, If we were to lose Mr. Harris and/or Mr. Langille, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We could also experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We are controlled by our current officer, directors and principal shareholders.

Our directors and executive and their affiliates own approximately 57% of the outstanding shares of common stock of the Company. Accordingly, our executive officers, directors and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

Our business may be affected by factors outside of our control.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business primarily in Canadian, United States and EURO currencies. To the extent our future revenues are denominated in currencies other than the Canadian dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since our operating results are reported in Canadian dollars and significant changes in the exchange rate could materially impact our reported earnings.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.
Our commercial success depends in part on obtaining and maintaining patent protection and trade secret protection of our products, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our products from unauthorized making, using, selling, offer to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities.

As of March 1, 2013 we have two issued United States patents.  Additionally as of March 1, 2013, we have one pending United States patent applications and pending foreign patent applications covering high dose patents.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in Canada and the United States. The biotechnology patent situation outside of Canada and the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in Canada and the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our issued patents or in third-party patents.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make compounds that are competitive with our product candidates but that are not covered by the claims of our patents;
●	we might not have been the first to make the inventions covered by our pending patent applications;
●	we might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;
●	it is possible that our pending patent applications will not result in issued patents;
●	we may not develop additional proprietary technologies that are patentable; or
●	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside of Canada and the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

If we choose to litigate against someone else from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party's patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party's patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use.  The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either does not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in Canada and the United States may be maintained in secrecy until the patents are issued, patent applications in Canada and the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.  Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office (“USPTO”), to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our certain products.

We face an inherent risk of product liability lawsuits related to our products. Currently, we are not aware of any anticipated product liability claims with respect to our products. In the future, an individual may bring a liability claim against us if one of our products causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs of related litigation;
●	initiation of investigations by regulators;
●	substantial monetary awards to patients or other claimants;
●	distraction of management’s attention from our primary business;
●	product recalls;
●	loss of revenue; and
●	the inability to commercialize our product candidates.

Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy liabilities that may arise.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly confidential environment, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party's relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside Canada and the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Risks Related to Our Common Stock

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline at a time when you want to sell your holdings.

Our common stock is traded on the OTCQB under the symbol TBUFF. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our licensees and our advisors;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the healthcare industry;
●	customer demand for our products;
●	investor perceptions of the pharmaceutical and medical device industry in general and our company in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	major catastrophic events;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and
●	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

The market price of the common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to integrate operations, technology, products and services;
●	our ability to execute our business plan;
●	announcements concerning product development results, including clinical trial results, or intellectual property rights of others;

●	litigation or public concern about the safety of our potential products;
●	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
●	announcements of technological innovations or new products by us or our competitors;
●	loss of any strategic relationship;
●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
●	economic and other external factors;
●	period-to-period fluctuations in our financial results; and
●	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our securities could depend in part on the research and reports that securities analysts publish about our business and us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our securities. If securities analysts do not cover our securities, the lack of research coverage may adversely affect their market prices. If we are covered by securities analysts, and our securities are the subject of an unfavorable report, the prices for our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price and/or trading volume to decline.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into or exercisable for shares of common stock will dilute the ownership interests of our current stockholders and may adversely affect the future market price of our common stock.

Sales of our common stock in the public market, either by us or by our current stockholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. Nearly all of the shares of our common stock held by those of our current stockholders who are not affiliates may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock.

In addition, as of December 31, 2012, there were outstanding options to purchase an aggregate of 3,212,952 shares of our common stock at exercise prices ranging from $0.38 per share to $1.00 per share, of which options to purchase 1,169,619 shares were exercisable as of such date. As of December 31, 2012, there were warrants outstanding to purchase 2,250,000 shares of our common stock, at exercise prices ranging from $0.56 per share to $2.45 per share, with a weighted average exercise price of $1.49 per share, all of which were exercisable as of December 31, 2012. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. In addition, some of the warrants have anti-dilution protection which will require us to lower the exercise price in the event we sell securities in the future at a price lower than the exercise price, including sales in connection with this offering. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

The issuance of shares through our stock compensation plans may dilute the value of existing stockholders and may affect the market price of our stock.

We may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including shares issued upon the exercise of outstanding options or warrants the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management's attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and biopharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

The Company has relocated our corporate headquarters to a 3,500 square feet facility located at 151 Steeles Ave, Milton,Ontario and is subject to a lease which has a monthly rate of $8,000 and expires on August 31, 2017. The Company has incurred leasehold improvement expenses to date of $10,359 for renovations to this facility.

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

ITEM 3.    LEGAL PROCEEDINGS.

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are unaware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES.

Market Prices

During the period December 2002 through February 22, 2011, the Company’s common shares traded on the OTC Bulletin Board (the “OTCBB”). As of February 23, 2011, the common shares ceased trading on the OCTBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the “OTCQB”) under the ticker symbol “SLXCF”. On January 1, 2013, the Company changed its name from Stellar Pharmaceuticals Inc. to Tribute Pharmaceuticals Canada Inc. In addition, effective January 1, 2013, the Company’s quotation symbol on the OTCQB was changed from “SLXCF” to “TBUFF”.

The following table shows the reported high and low closing prices per share for our common stock as reported on the OTCQB during the periods indicated.

	US$ High	US$ Low
Year ended December 31, 2011
First quarter	$0.61	$0.33
Second quarter	$0.72	$0.38
Third quarter	$0.75	$0.38
Fourth quarter	$0.68	$0.40
Year ended December 31, 2012
First quarter	$0.70	$0.43
Second quarter	$0.65	$0.41
Third quarter	$0.51	$0.28
Fourth quarter	$0.48	$0.32
Year ending December 31, 2013
First quarter (through March 11, 2013)	$0.42	$0.34

Holders

As at March 11, 2013, there were 65 holders of record of our common stocks. However, beneficial holders who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is only 65, the number of registered holders may not be representative of the number of beneficial owners.

Dividends

The Company currently intends to retain future earnings, if any, for use in its business. The Company does not anticipate paying dividends on the common shares in the foreseeable future. Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company (the “Board of Directors”) and will be made taking into account the Company’s financial condition and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2012 with respect to common shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 11 – Executive Compensation”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in Canadian Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,212,952	$0.65	748,052
Equity compensation plans not approved by security holders	-	-	-
Total	3,212,952	$0.65	748,052

Recent Sales of Unregistered Securities

In October 2010, the Company effected a non-brokered private placement of 1 million units for gross proceeds of $1,013,600. Each unit consists of one Common Share and one-half of a Series 1 Warrant, one-half of a Series 2 Warrant and one-half of a Series 3 Warrant. Each whole Series 1 Warrant entitles the holder to acquire one Common Share for a period of 18 months from the closing of the private placement at an exercise price of $1.50 (U.S.), subject to adjustment as set forth in the Series 1 Warrant. Each whole Series 2 Warrant entitles the holder to acquire one Common Share for a period of 18 months from the closing at an exercise price of $2.00 (U.S.), subject to adjustment as set forth in the Series 2 Warrant. Each whole Series 3 Warrant entitles the holder to acquire one Common Share for a period of 18 months from the closing at an exercise price of $2.50 (U.S.), subject to adjustment as set forth in the Series 3 Warrant. In establishing the pricing for the Units, the market price of the common shares in effect at the time of the private placement negotiations was considered. On April 5, 2012, the Company granted a one year extension on these warrants.

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

On May 11, 2012, the Company granted 750,000 warrants in connection with the long-term debt obligation, at an exercise price of US$0.56 ($0.56).  Subsequently, the pro rata exercise price of the 1,500,000 warrants described above was adjusted due to the exercise rate of the 750,000 new warrants being lower than the original exercise price of the October 2010 warrants.  The effect of this pro rata change was as follows: 500,000 at US$1.47 ($1.46), 500,000 at US$1.96 ($1.95) and 500,000 at US$2.46 ($2.45).

On February 27, 2013, the Company closed a private placement for US$3,374,900 ($3,459,273) at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a “Series B Warrant”).

Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company, at any time during the period ending 24 months after the date of issuance, at a price of US$0.50 ($0.51) per common share. Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company, at any time during the period ending 60 months after the date of issuance, at a price of US$0.60 ($0.61) per common share.

The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001($0.001) per warrant if certain conditions are met. Such conditions include the Company’s common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 ($1.23), with an average daily volume of at least US$30,000 ($30,750) during that period.

Participation in the private placement included an aggregate of US$2,375,000 ($2,442,688) in gross proceeds received from directors and management of the Company, who were issued a total of 5,937,500 in common shares and 2,968,750 in each of Series A and Series B common share purchase warrants.

The Company paid commission fees of US$185,600 ($190,240) and issued broker warrants equal to 2.5% of the total Units issued. One half of these warrants have terms substantially similar to the Series A Warrants and the remainder have terms substantially similar to the Series B Warrants.

On March 5, 2013, the Company closed a private placement of US$895,000 ($920,955), at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant and one-half of one Series B common share purchase warrant under the same terms as provided the participants of the February 27, 2013 private placement issuance.. The Company paid commission fees of US$62,650 ($64,467) and issued broker warrants equal to 6.0% of the total Units issued. One half of these warrants have terms substantially similar to the Series A Warrants and the remainder have terms substantially similar to the Series B Warrants.

On March 11, 2013, the Company closed a private placement of US$275,000 ($282,370), at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant and one-half of one Series B common share purchase warrant under the same terms as provided the participants of the February 27, 2013 private placement issuance. There are no commission fees to be paid in regards to this private placement.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2012, neither Tribute nor any “affiliated purchaser” (as defined in Rule 10b-18 promulgated under the United States Securities Exchange Act of 1934, as amended) (the “Exchange Act”) purchased any common shares.

ITEM 6.    SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Risk Factors," and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.  All amounts are stated in Canadian dollars unless otherwise stated and have been rounded to the nearest one hundredth dollar.

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

Revenues from the sale of products, net of trade discounts, returns  and allowances, are recognized when legal title to the goods has been passed to the customer and collectability is reasonably assured. Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements. Non-refundable up-front fees for the transfer of methods and technical know-how, not requiring the Company to perform additional research or development activities or other significant future performance obligations, are recognized upon delivery of the methods and technical know-how.

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

Acquisitions

Tribute Pharmaceuticals

On December 1, 2011, the Company acquired 100% of the outstanding shares of privately-held Tribute Pharmaceuticals, a Canadian-based specialty pharmaceutical company. Tribute's shareholders were paid 13,000,000 common shares of the Company, which were valued at $7,423,415 based on the then current stock price of $0.57, and $1,000,000 in cash consideration, with an additional $500,000 in cash consideration payable to Tribute shareholders on December 1, 2012.  During the year ended December 31, 2012, $40,000 of this amount was paid, with the remaining balance outstanding.  Upon approval by Health Canada for the marketing and sale of Cambia, Tribute shareholders were also entitled to an additional 2,000,000 common shares of the Company, which were issued during the year ended December 31, 2012 (Note 11 a).  The estimated fair value of this contingent non-cash consideration as of the acquisition date was $1,142,064, based on the Company’s stock price of $0.57 on December 1, 2011.  The Company estimated the fair value of the contingent consideration by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk adjusted rate of return.  The Company evaluates its estimates of fair value of contingent consideration liabilities at the end of each reporting period until the liability is settled.  Any changes in the fair value of contingent consideration liabilities are included in change in fair value of contingent consideration on the statements of operations and comprehensive loss.  The liability for these amounts payable, are reported together as “amount payable and contingent consideration due” on the balance sheet.

The Company expensed $671,112, in acquisition and restructuring costs during the year ended December 31, 2011 on the statement of operations and comprehensive loss.

In connection with the acquisition, the Company acquired assets with a fair value of $14,460,209.  Assets consisted primarily of receivables and other current assets of $791,648, a licensing asset of $255,820, licensing agreements of $10,004,000 and goodwill of $3,408,741.  The value of goodwill is not deductible for tax purposes. Liabilities were also assumed of $4,477,387 consisting of bank indebtedness of $36,107, accounts payable and accrued liabilities of $1,940,280 and deferred tax liability of $2,501,000.  The license agreement asset relates to Cambia, an acute treatment for migraine attacks with or without aura in adults and an agreement with Actavis Group PTC ehf, which provides the rights and licensing to several products.  The estimated fair value of the license agreement asset was determined based on the use of the discounted cash flow model using an income approach for the acquired licenses.  Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization.  The license agreement assets are classified as indefinite-lived intangible assets until the successful completion and commercialization or abandonment of the associated marketing and development efforts.  The licensing asset and licensing agreements relate to product license agreements having an estimated useful life of 7 to 15 years.  During 2012, the Company recognized a $79,724 reduction of expense (2011 – charge of $57,996) related to the change in the estimated fair value of the contingent consideration liability on the statements of operations and comprehensive loss.  As of December 31, 2011, the total estimated fair value of the contingent consideration of $1,200,060, based on the Company’s stock price of $0.60 on December 31, 2011, was included in “amount payable and contingent consideration due” on the balance sheet.  The Company believes that the fair values assigned to the assets acquired, the liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions.

Subsequent to the acquisition, a shareholder of Tribute and an individual with a controlling interest in Tribute became the Chief Executive Officer and Chief Financial Officer of the Company, respectively.

Theramed

On June 19, 2012, the Company closed an agreement with Theramed Corporation ("Theramed"), a privately-held medical device company, thereby acquiring the exclusive rights to Collatamp G® for Canada.  The initial term of the agreement to the exclusive Canadian rights ends March 31, 2018.  The purchase of the exclusive rights was accounted for as a business combination.  In connection with the purchase of the assets, the Company paid $425,000.  The Company acquired assets with a fair value of $500,026, consisting of inventories of $101,690, intangible assets of $208,000 and goodwill of $190,336. The value of goodwill is deductible for tax purposes.  Liabilities of $75,026 were assumed in connection with the purchase. The acquisition of Collatamp G® will add significant benefit to the Company’s existing specialty care products, Neovisc® and Uracyst®. The addition of Collatamp G® will boost the synergies of the Company’s current portfolio of products and will also benefit the Company’s presence in the hospital and specialty care markets.

Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "Loan Agreement") with MidCap Funding III, LLC (the "Lender") for a 36 month term loan that is due May 11, 2015.  The term loan allows for a total advancement of US$6,000,000 ($5,969,400).  An amount of US$3,500,000 ($3,482,150) was drawn on execution of the Loan Agreement and the remainder will be advanced if the Company raises an amount of not less than US$6,000,000 ($5,969,400) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  Advancement of the remainder of the loan is available until March 31, 2013, and subject to Lender review.  The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement includes a financial covenant to raise not less than US$3,000,000 ($2,984,700) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership.  As of December 31, 2012, the Company was in compliance with all Loan Agreement covenants, which included minimum revenue targets. The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company's ability to incur additional indebtedness. On February 27, 2013, the Company entered into amended agreements with Midcap as a result of the Company's amalgamation with Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. on October 1, 2012.

Payments are due monthly, with the first six (6) payments being interest-only, with principal and interest payments due thereafter.  Interest is calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%.

In connection with the Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.56).  The grant date fair value of the warrants was $312,000.  Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying financial statements.  The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability. The discount to the carrying value of the loan is being amortized as a non-cash interest expense over the term of the loan using the effective interest rate method.  The grant date fair value of the warrants was determined using the Black-Scholes model with the following assumptions: expected volatility of 124.6%, a risk-free interest rate of 1.48%, an expected life of five years, and no expected dividend yield.

During the year ended December 31, 2012, the Company accreted $64,383 (2011 - $nil) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the statements of operations and comprehensive loss.

The Company also incurred $341,489 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and are included in long-term assets on the balance sheets.  These assets are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest rate method.  During the year ended December 31, 2012, the Company amortized $147,186 (2011 – $nil) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the year ended December 31, 2012, the Company made principal repayments of US$218,750 ($217,569) and interest payments of US$217,164 ($216,795) under the Loan Agreement.  The Company is scheduled to make the following principal and interest payments over the next three years ended December 31:

	2013	2014	2015

Principal payments	US$1,312,500 ($1,305,840)	US$1,312,500 ($1,305,40)	US$656,250 ($652,903)
Interest payments	US$298,776 ($297,252)	US$152,396 ($151,619)	US$20,587 ($20,482)

Stock-Based Consideration

The Company uses the fair value based method of accounting for all its stock-based compensation in accordance with FASB Accounting Standards Codification ("ASC") ASC 718 “Compensation – Stock Compensation”. The estimated fair value of the options that are ultimately expected to vest based on performance related conditions, as well as the options that are expected to vest based on future service, is recorded over the option’s requisite service period and charged to stock-based compensation. In determining the amount of options that are expected to vest, the Company takes into account, voluntary termination behavior, as well as trends of actual option forfeitures.

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

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2012

Total revenue for the year ended December 31, 2012 increased by 218.9% to $12,342,800 compared to $3,869,900 in 2011. The underlying increase in sales was attributable to increases in licensed domestic product net sales of $7,750,700 as a result of the acquisition of Tribute as well as other domestic and international product sales of 22.4% or $736,500.

The net loss before taxes for the year ended December 31, 2012 was $4,629,400 compared to a loss of $1,498,600 for the year ended December 31, 2011. The increase in the net loss of $3,130,800 was primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses amounting to $5,835,900 to grow its existing products, marketing and sales expenses related to the launch of Cambia® on October 1, 2012 as well as an increase in business development activities.  Significant movements included:

Factors decreasing net loss for 2012 compared to the prior year:

●	Increased gross profit of $2,742,300 or 113.0% due to higher sales of $8472,900 or 218.9%;
●	A non-cash loss on disposal of equipment of $259,600 in 2011;
●	Costs related to the acquisition of Tribute, which were expensed in 2011 at $671,100;
●	A reduction in research and development expense of $28,600 compared to the prior year;
●	A favorable increase in non-cash change in the warrant liability for a credit of $247,500 compared to $214,300 in the prior year;
●	Decrease in the fair value of contingent consideration liability, a credit of $79,700 compared to an increase in the fair value of contingent consideration liability, an expense of $58,000 in 2011;

Factors increasing the net loss for 2012 compared to the prior year:

●	An increase in selling, general and administrative expenses of $5,835,900, explained below;
●	An increase in amortization of assets of $641,400;
●	Cost of extending the warrant expiration of $135,200;
●	An increase in accretion expense of $133,300;
●	Increase in interest expense (net) of $258,100.

Excluding non-operating expenses in 2012 of $208,700, the 2012 net loss from operations was $4,420,700. This compares to the prior year net loss from operations of $686,200. The net operational loss represents higher selling, general and administrative costs offset in part by increases in product margins, detailed below.

Gross Profit and Cost of Sales

Gross profit for the year ended December 31, 2012 was $5,168,900, higher by 113.0%, or $2,742,300 compared to 2011. Underlying improvements in gross profit in 2012 were due to additional gross profit of $2,318,300 from licensed domestic product net sales as a result of the acquisition of Tribute and incremental gross profit of $448,500 from other domestic and international product sales, offset in part by higher inventory write downs in 2012 of $10,200 and lower royalty and licensing revenues of $14,200.

Research and Development

For the year ended December 31, 2012, the Company recorded $21,400 (2011 - $50,000) in research and development expenses before tax credits. Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit. In prior years, the Company determined the collection of the tax credit was less than likely. No tax credits were recorded in 2012 or 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were $8,870,600 compared to $3,034,700 in 2011. The increase of $5,835,900 or 192.3% is primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing and sales expenses related to the launch of Cambia® on October 1, 2012 as well as an increase in business development.  There was also increase of $257,400 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (2012 - $589,900 and 2011 - $332,500).

Warrant Liability

The revaluation of the warrant liability at December 31, 2012, has resulted in a positive effect on warrant expense with a credit of $247,500 (2011 - $214,300 credit) being recorded. Since the warrants are denominated in US dollars and the Company’s functional currency is in Canadian dollars, the fair market value of the warrants fluctuates from period to period. The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar. In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.49), 500,000 at US$2.00 ($1.99) and 500,000 at US$2.50 ($2.49) each for a period of 18 months, which ended on April 8, 2012.  On April 5, 2012, the Company granted a one year extension on these warrants and recorded $135,157 to cost of extending the warrant expiration.

Contingent Consideration Liability

As at December 31, 2011, the Company had recorded 2,000,000 common shares as a contingent liability.   These shares were issued during the year ended December 31, 2012.  The difference between the fair value of these shares at December 31, 2011 and the fair value on the date of issuance in 2012 was a credit of $79,700 (2011 - $58,000 expense) which was recorded as a reduction of expense to change in fair value of contingent consideration on the statements of operations and comprehensive loss.

Loss on Disposal of Equipment

During the year ended December 31, 2012, the Company did not write off any obsolete manufacturing and computer equipment, compared to a loss on disposal of equipment in the prior year of $259,600.

Interest and Other Income

Interest and other income during year ended December 31, 2012 was $13,900 (2011 - $18,900). These amounts include interest received on short-term investments for both 2012 and 2011. In 2012, interest earned on the Company’s short-term investments was an average of 0.84% compared to an average of 0.84% in 2011.

Deferred Income Tax Recovery

During the year ended December 31, 2012, the Company recorded a deferred income tax recovery of $1,209,300 related to tax assets not previously recognized (2011 –$976,800).  The Company expects to be able to use its deferred tax assets to offset the tax liability acquired.

Net Income (Loss)

The net loss for the year was $3,349,000, compared to a net loss in the prior year of $521,800. This equates to a loss of $(0.09) per share for the year compared to a loss of $(0.02) per share in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $2,283,900 at December 31, 2012 compared with $2,228,000 at December 31, 2011. The change was due to the new long term debt facility offset by losses from operations and the acquisition of the exclusive rights to Collatamp G® for Canada and intangible assets milestone payments.

Cash used by operations during the year ended December 31, 2012 was $1,557,700 for (2011 - $1,011,400) mainly as a result a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, to prepare for the launch of Cambia® which occurred on October 1, 2012, as well as an increase in business development activities.  Also included are changes in non-cash operating assets and liabilities, which increased to $1,690,500 for the period (2011- $113,600 decrease).

Cash used in investing activities for the year ended December 31, 2012 was $1,307,200 which relates to the acquisition of the license rights to Collatamp G® for $425,000, Milestone payments related to the acquisition of intangible assets for US$750,000, fixed asset purchases of $49,300 and capital expenditures related to patent filings of $42,900 and payment of the contingent liabilities of $40,000.

Cash provided by financing activities for the year ended December 31, 2012 related to a new long term debt facility for $3,500,000, less financing costs of $341,500. Cash used in financing activities included principal repayments on the long term debt facility of $217,600.

Long-Term Contractual Obligations

The Company’s only long-term contractual obligations are operating leases as detailed below:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
Operating lease obligations	$475,478	$97,491	$204,654	$173,333	$—

The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financing for companies such as Tribute is challenging and there can be no assurance that additional funding will become available by way of equity financing. Any additional equity financing may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including licensing, co-development collaborations and other strategic alliances. Such funding, if obtained, may reduce the Company’s interest in its projects or products. Regardless, there can be no assurance that any alternative sources of funding will be available to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

Fees were paid to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse, for consulting services.  For year ended, December 31, 2012, the Company recorded and paid $150,000 (2011 - $191,200) as selling, general and administrative expense in the statements of operations and comprehensive loss.

During the year ended December 31, 2012, the Company paid $nil (2011- $87,600) to a law firm in which one of the directors of the Company is a partner, of which $nil (2011 - $8,000) have been recorded as selling, general and administrative expense and $nil (2011 - $79,600) was recorded as acquisition and restructuring costs in the statements of operations and comprehensive loss.

SIGNIFICANT CUSTOMERS

During the years ended December 31, 2012, the Company had two significant wholesale customers that represented 54.7% of product sales compared to one significant wholesale customer that represented 31.4% of product sales for the same period in the prior year. This is normal and customary in the Canadian pharmaceutical business.  These are well known and highly respected customers that have a solid track record of paying all outstanding amounts owing on time.

As at December 31, 2012, the Company had three customers which made up 53.1% of the outstanding accounts receivable, in comparison to four customers which made up 65.1% at December 31, 2011.  For 2012, all outstanding accounts receivables were related to product sales, of which $466,000 or 38.9% were related to two wholesale accounts and $177,200 or 14.5% was related to one international customer.  For 2011, all outstanding accounts receivables were related to product sales, of which $383,900 or 50.3% were related to three wholesale accounts and $113,200 or 14.8% were related to one international customer.

OUTLOOK

In 2012 we successfully expanded our product portfolio as well as our Canadian sales force, both of which enabled us to increase our revenues over 2011 levels. We also added key management including a Vice President of Sales and a Chief Scientific Officer. These are the building blocks that provide infrastructure for our continued growth in 2013. We are actively looking to add more products to our domestic sales portfolio in Canada, which will be supported by our expanded sales force. We are also looking for further growth through distribution agreements for our internally developed products and products for which we have marketing rights in countries where we do not yet have distribution agreements.

SUBSEQUENT EVENTS

On February 6, 2013, the Company granted 282,500 options to an officer and employees of the Company. The weighted average exercise price of these options is $0.40 (US$0.40). These options having a quarterly vesting term of 25% on each of March 31, June 30, September 30 and December 31, 2014, upon achieving certain financial objectives.

On February 27, 2013, the Company closed a private placement for US$3,374,900 ($3,459,273) at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a “Series B Warrant”).

Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company, at any time during the period ending 24 months after the date of issuance, at a price of US$0.50 ($0.51) per common share. Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company, at any time during the period ending 60 months after the date of issuance, at a price of US$0.60 ($0.61) per common share.

The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001($0.001) per warrant if certain conditions are met. Such conditions include the Company’s common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 ($1.23), with an average daily volume of at least US$30,000 ($30,750) during that period.

Participation in the private placement included an aggregate of US$2,375,000 ($2,442,688) in gross proceeds received from directors and management of the Company, who were issued a total of 5,937,500 in common shares and 2,968,750 in each of Series A and Series B common share purchase warrants.

The Company paid a sales commission of US$185,600 ($190,240) and issued broker warrants equal to 2.5% of the total Units issued. One half of these warrants have terms substantially similar to the Series A Warrants and the remainder have terms substantially similar to the Series B Warrants.

On March 5, 2013, the Company closed a private placement of US$895,000 ($920,955), at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant and one-half of one Series B common share purchase warrant. The Company paid a sales commission of US$62,650 ($64,467) and issued broker warrants equal to 6.0% of the total Units issued. One half of these warrants have terms substantially similar to the Series A Warrants and the remainder have terms substantially similar to the Series B Warrants.

On March 11, 2013, the Company closed a private placement of US$275,000 ($282,370), at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant and one-half of one Series B common share purchase warrant under the same terms as provided the participants of the February 27, 2013 private placement issuance. There are no sales commissions to be paid in regards to this private placement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2012 and 2011, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

 Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2012.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting for the quarterly period ended December 31, 2012 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the directors and executive officers of Tribute as of March 11, 2013:

Name	Age	Positions
Robert Harris	57	Director, President and Chief Executive Officer
Arnold Tenney	70	Chairman of the Board
Steven H. Goldman	57	Director
John M. Gregory	60	Director
John Kime	70	Director
F. Martin Thrasher	61	Director
Scott Langille	56	Chief Financial Officer
Janice Clarke	52	VP of Finance and Administration

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

Arnold Tenney, Chairman of the Board. Mr. Tenney stepped down as interim President and Chief Executive Officer upon the appointment of Mr. Harris after the acquisition of Tribute. Mr. Tenney is continuing his role as Chairman and as a corporate director. Mr. Tenney was a financial consultant at Devine Entertainment Corporation ("Devine"), a children and family film production and development company from 2002 to 2011. Prior to his position at Devine, Mr. Tenney was Chief Executive Officer of ARC International Corporation from 1978 to 2000. ARC International Corporation was a developer of indoor ice arenas and tennis clubs, as well as an investment company involved in entertainment and cable television. Mr. Tenney was a director and Chairman of the Board of Cabletel Communications from 1985 to 2000, which is a leading supplier of broadband equipment to the cable television industry whose shares currently trade on both the Toronto and American Stock Exchanges. Mr. Tenney was a director of Ballantyne of Omaha, Inc. from 1988 to 2000 and served as Chairman of the Board from 1992 to 2000. Ballantyne of Omaha, Inc. is a leading manufacturer of commercial motion picture projection equipment whose shares trade on the American Stock Exchange. Mr. Tenney served as a director for Phillip Services Inc., a Canadian metal recycling company, from 1998 to 2000. He served in such capacity as a representative of Mr. Carl Icahn. Mr. Tenney was chosen to be a Director in light of his experience as a public company director and officer.

John J. Kime, Director. Mr. Kime has been a Director since December 2000. Mr. Kime is the President and CEO of iBD Advisors Inc., a privately-owned Canadian company providing guidance to Canadian and international companies on site location needs and business considerations connected with their plans to locate and expand in North America. Prior to assuming his responsibilities at iBD Advisors, Mr. Kime was the President and CEO of the London Economic Development Corporation, a public/private partnership with responsibility for providing economic development services to the city of London, Ontario, Canada. From 1991 to 1998, Mr. Kime served as Director of International Development for Big ‘O’ Inc., a company engaged in the development of manufacturing technologies used in the control and containment of water, chemicals and other substances. Mr. Kime has a BA from The University of Western Ontario. Mr. Kime has been chosen to be a Director in light of his significant business operating, accounting and financial experience.

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

Scott Langille, Chief Financial Officer.  Mr. Langille was appointed as the Chief Financial Officer of the Company upon its acquisition of Tribute on December 1, 2011. Prior to co-founding and serving as the CFO of Tribute Pharmaceuticals, Mr. Langille had over 20 years’ experience in the pharmaceutical industry in both Canada and the United States. Prior to joining Tribute, he was CFO of Virexx Medical Corp, a Canadian public biotech company. Mr. Langille was responsible for strategic direction, business development initiatives, investor relations, corporate financing activities and financial operations. His past financial experience also includes Director, Corporate Finance at Biovail Corporation, Director of Finance at Biovail Pharmaceuticals Canada and Vice President at Biovail Pharmaceuticals Inc. in the United States. His other prior management positions were at AltiMed Pharmaceuticals and Zimmer Canada. Mr. Langille has a professional accounting designation and MBA from the University of Toronto.

Janice M. Clarke, VP of Finance and Administration. After the acquisition of Tribute Pharmaceuticals, Ms. Clarke assumed the newly created position of VP of Finance and Administration for Tribute and Tribute Pharmaceuticals. Ms. Clarke has over twenty years of office administration and financial management experience with proven abilities to implement and manage various financial systems and office procedures. Ms. Clarke joined Stellar Pharmaceuticals Inc. in August 2000 and currently manages its administrative and financial processes.

Board of Directors

The Board of Directors consists of six members. Directors serve for terms of one year or until their successors are duly elected or appointed.

Director Independence

Our board of directors has determined that a majority of the board consists of members are currently "independent" as that term is defined under current listing standards of NASDAQ.

Committees of the Board of Directors

The Company has established an Audit Committee and a Compensation Committee of the Board of Directors.

Audit Committee

The Audit Committee consists of Messrs. Kime, Thrasher and Goldman, and is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit; reviewing the scope and results of the audit with the auditors; reviewing with management and the auditors the Company’s annual operating results; and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors’ independence. Mr. Kime who chairs this committee provides financial expertise to the Audit Committee. Each Audit Committee member is an independent director of the Company.  A copy of the audit committee charter was filed as an exhibit to the Company’s definitive proxy statement filed with the SEC on June 6, 2011.

Compensation Committee

The Compensation Committee consists of Messrs. Kime and Tenney.  The Compensation Committee is responsible for evaluating, reviewing and supervising the procedures of the Company with regard to human resources; assessing the performance of the officers of the Company; reviewing annually the remuneration of the officers; and recommending to the Board of Directors general remuneration policies regarding salaries, bonuses and other forms of remuneration for the directors and executive officers of the Company.  The Company currently does not have a compensation committee charter.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Kime is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934 and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, requires Tribute’s executive officers, directors and persons who beneficially own more than 10% of the common shares (“reporting persons”) to file initial reports of ownership and reports of changes of ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required to furnish Tribute with copies of all Section 16(a) forms they file.

The Company believes that all of its officers and directors have filed reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2012.

Code of Ethics

We have adopted a formal Code of Ethics applicable to all employees, officers, directors and consultants. A copy of our Code of Ethics is available on the Company’s website at www.tributepharma.com/investors. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table shows information regarding the compensation earned or paid during 2012 to Non-Employee Directors who served on the Board during the year.

Name	Fees earned or paid in cash ($)	Option-based awards ($)	All other compensation ($)	Total ($)
Steven Goldman (1)	13,500	24,600	Nil	38,100
John Gregory	10,000	24,600	Nil	34,600
John Kime (1)(2)	18,500	24,600	Nil	43,100
Arnold Tenney (2)	Nil	28,700	150,000 (3)	178,700
F. Martin Thrasher (1)	14,000	24,600	Nil	38,600

Options are converted (option based awards)

(1)	Audit committee member
(2)	Compensation committee member
(3)	The Company entered into a financial advisory and consulting agreement with LMT, in consideration for services provided under this agreement, LMT earned a fee of $150,000 (Cdn.) in 2012.

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal year 2012.

				Option-based	Non-equity incentive plan compensation		Pension	All other	Total
Name and principal position	Year	Salary ($)		awards ($)	Annual incentive plans	Long-term incentive plans	value ($)	compensation ($)	compensation ($)
Rob Harris	2012	273,061	(1)	62,084	Nil	Nil	Nil	Nil	335,145
President and Chief Executive Officer	2011	22,533		Nil	Nil	Nil	Nil	Nil	22,533
Scott Langille	2012	218,033	(1)	50,773	Nil	Nil	Nil	Nil	268,806
Chief Financial Officer	2011	17,867		Nil	Nil	Nil	Nil	Nil	17,867
Janice Clarke	2012	161,804		26,550	Nil	Nil	Nil	Nil	188,354
VP of Finance and Admin	2011	179,714		17,650	Nil	Nil	Nil	Nil	197,364

(1)	Auto allowance of $14,400 has been included in the salary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of December 31, 2012.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price (Cdn$)	Option Expiration Date
Rob Harris	129,341	(1)	--	905,385	(1)	0.57	12/1/2016
Scott Langille	105,778	(2)	--	740,448	(2)	0.57	12/1/2016
Janice Clarke	-		-	20,000		0.40	2/6/2018
	-		20,000	--		0.57	3/29/2017
	12,500		-	12,500		0.57	12/1/2016
	30,000		-	--		0.41	6/22/2016
	10,000		-	--		0.68	4/14/2016
	37,500		-	7,500		0.95	6/30/2015
	15,000		-	--		1.00	12/9/2014
	20,000		-	--		0.84	12/9/2014

(1)
In connection with his employment agreement described below, Mr. Harris was granted an option to purchase 1,034,726 shares of the Company’s common stock.  Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012.  The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013.

(2)
In connection with his employment agreement described below, Mr. Langille was granted an option to purchase 846,226 shares of the Company’s common stock.  Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012.  The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013.

(3)
Ms. Clarke has received  60,000 as employee performance based options, 90,000 as options provided in her role as board secretary and 25,000 options in connection with her employment agreement signed December 1, 2011.

Employment Agreements and Change in Control Agreements

RH Executive Employment Agreement

In connection with his appointment as a director, President and Chief Executive Officer, Rob Harris (“RH” and the Company entered into an Executive Employment Agreement, the term of which commenced on December 1, 2011 and ends on December 31, 2014, with automatic three year renewal periods unless written notice of non-renewal is provided by RH upon no less than 90 days prior to the end of that term or by the Company upon no less than 180 days prior to the end of that term. For the first three year term, RH shall be paid an annual base salary of CND$250,000 for his services. RH’s annual salary for future terms shall be reviewed by the Company’s Board of Directors. The Company also has agreed to provide RH with a monthly automobile allowance of $1,200 during the term of the Agreement.  RH shall be entitled to an initial grant of options governed by the terms of the Company’s stock option plan to purchase an aggregate of 1,034,276 common shares of the Company, which shall vest as follows:

(i)  50% of the options will be subject to a time vesting schedule beginning on April 1, 2012 and irrespective of RH’s continued employment with the Company as follows:

Date of Vesting	Number of Options Vested
April 1, 2012	8 1/3rds % of total options granted in (i)
July 1, 2012	8 1/3rds % of total options granted in (i)
October 1, 2012	8 1/3rds % of total options granted in (i)
January 1, 2013	8 1/3rds % of total options granted in (i)
April 1, 2013	8 1/3rds % of total options granted in (i)
July 1, 2013	8 1/3rds % of total options granted in (i)
October 1, 2013	8 1/3rds % of total options granted in (i)
January 1, 2014	8 1/3rds % of total options granted in (i)
April 1, 2014	8 1/3rds % of total options granted in (i)
July 1, 2014	8 1/3rds % of total options granted in (i)
October 1, 2014	8 1/3rds % of total options granted in (i)
January 1, 2015	8 1/3rds % of total options granted in (i)

The options in (i) above shall have an exercise price (converted to Canadian dollar using the Bank of Canada noon rate) equivalent to the closing price of the Company’s common shares on the day immediately preceding December 1, 2011 and an expiry date five years from the date of grant.

(ii) 25% of the options will be granted upon the quarterly achievement of either of the Gross Revenue or EBITDA targets, each as defined below, with a total of 50% of the options granted if both targets are achieved, during the three year term of the Executive Employment Agreement which shall vest as follows:

Date of Grant / Vesting	Number of Options Granted	Number of Options Vested
March 31, 2013	(a) 33 1/3rd % of total performance based options granted in (ii) above	25% of (a)
June 30, 2013		25% of (a)
September 30, 2013		25% of (a)
December 31, 2013		25% of (a)
March 31, 2014	(b) 33 1/3rd % of total performance based options granted in (ii) above	25% of (b)
June 30, 2014		25% of (b)
September 30, 2014		25% of (b)
December 31, 2014		25% of (b)
March 31, 2015	(c) 33 1/3rd % of total performance based options granted in (ii) above	25% of (c)
June 30, 2015		25% of (c)
September, 2015		25% of (c)
December 31, 2015		25% of (c)

●	Gross revenue and EBITDA targets for calendar 2012 to 2014 are to be contained in the budgets for 2012, 2013 and 2014 as approved by the Board of Directors of the Company.

The options referred to in clause (ii) above shall have an exercise price  (converted to Canadian dollar using the Bank of Canada noon rate) equivalent to the closing price of the Company’s common shares on the day immediately preceding the date of grant and an expiry date five years from the date of grant.

Additionally, at the end of calendar 2012, and annually thereafter during the term of the Executive Employment Agreement, RH will be eligible for performance-based compensation equal to up to 50% of his annual salary in each calendar year upon the achievement of the above gross revenue and EBITDA targets for each calendar year as set out above. Should only one of the targets, either gross revenue or EBITDA, be achieved for a calendar year, then RH shall be eligible for 50% of the performance based compensation in such calendar year. In addition, RH shall receive employee benefits comparable to those provided to other executive officers of the Company, a monthly automobile allowance of $1,200, and six weeks of vacation per calendar year.

If RH’s employment is terminated by the Company for Just Cause or is terminated by RH other than for Good Reason (as such terms are defined in the Executive Employment Agreement), RH shall not be entitled to any further compensation, termination allowance or severance payment. If RH’s employment is terminated during the initial three year term by the Company for any reason other than for Just Cause or death, by the Company because of RH’s Disability (as such term is defined in the Executive Employment Agreement), or by RH for Good Reason, RH shall be entitled to the balance of the remuneration owing for the remainder of the initial three year term. If RH’s employment is renewed beyond the initial three year term and if his employment is then for a fixed term and if his employment is then terminated by the Company for any reason other than for Just Cause or death, by the Company because of RH’s Disability, or by RH for Good Reason, RH shall be entitled to the balance of the remuneration he would have earned for the balance of the fixed term. If RH is terminated while he is employed on an indefinite basis by the Company for any reason other than for Just Cause or death, by the Company because of RH’s Disability, or by RH for Good Reason, RH shall be entitled to an amount equal to twice RH’s annual salary, subject to any applicable deductions, and all outstanding and accrued regular and vacation pay and expenses to the date of termination. If RH’s employment is terminated and he holds any options, rights, warrants or other entitlements for the purchase or acquisition of shares in the capital of the Company, all such rights shall vest immediately and continue to be available for exercise for a period of 30 days following the date of termination, after which any such rights shall be void and of no further force and effect. In the event of termination of RH’s employment for any reason within nine months of a Control Change (as such terms are defined in the Executive Employment Agreement), RH shall automatically be entitled to the following severance payments:

●	if the Control Change occurs during the initial three year term, RH shall be entitled to the balance of the remuneration owing for the remainder of the initial three year term;
●
if RH’s employment is renewed beyond the initial three year term and if his employment is then for a fixed term and if the Control Change occurs during the fixed term, RH shall be entitled to the balance of the remuneration he would have earned for the balance of the fixed term; or

●
if the Control Change occurs while RH is employed on an indefinite basis, he shall be entitled to an amount equal to twice the annual salary, subject to any applicable deductions, and all outstanding and accrued regular and vacation pay and expenses to the date of termination.

RH is subject to customary non-competition and non-solicitation restrictive covenants in favor of the Company.

Scott M. Langille Executive Employment Agreement

In connection with his appointment as Chief Financial Officer, Scott Langille and the Company entered into an Executive Employment Agreement, the term of which commenced on December 1, 2011 and ends on December 31, 2014, with automatic three year renewal periods unless written notice of non-renewal is provided by Mr. Langille upon no less than 90 days prior to the end of that term or by the Company upon no less than 180 days prior to the end of that term. For the first three year term, Mr. Langille shall be paid an annual base salary of CND$200,000 for his services. Mr. Langille’s annual salary for future terms shall be reviewed by the Company’s Board of Directors. The Company also has agreed to provide Mr. Langille with a monthly automobile allowance of $1,200 during the term of the Agreement.  Mr. Langille shall be entitled to an initial grant of options governed by the terms of the Company’s stock option plan to purchase an aggregate of 846,226 common shares of the Company, which shall vest as follows:

(i)  50% of the options will be subject to a time vesting schedule beginning on April 1, 2012 and irrespective of Mr. Langille’s continued employment with the Company as follows:

Date of Vesting	Number of Options Vested
April 1, 2012	8 1/3rds % of total options granted in (i)
July 1, 2012	8 1/3rds % of total options granted in (i)
October 1, 2012	8 1/3rds % of total options granted in (i)
January 1, 2013	8 1/3rds % of total options granted in (i)
April 1, 2013	8 1/3rds % of total options granted in (i)
July 1, 2013	8 1/3rds % of total options granted in (i)
October 1, 2013	8 1/3rds % of total options granted in (i)
January 1, 2014	8 1/3rds % of total options granted in (i)
April 1, 2014	8 1/3rds % of total options granted in (i)
July 1, 2014	8 1/3rds % of total options granted in (i)
October 1, 2014	8 1/3rds % of total options granted in (i)
January 1, 2015	8 1/3rds % of total options granted in (i)

The options in (i) above shall have an exercise price (converted to Canadian dollar using the Bank of Canada noon rate) equivalent to the closing price of the Company’s common shares on the day immediately preceding December 1, 2011 and an expiry date five years from the date of grant.

(ii) 25% of the options will be granted upon the quarterly achievement of either of the Gross Revenue or EBITDA targets, each as defined below, with a total of 50% of the options granted if both targets are achieved, during the three year term of the Executive Employment Agreement which shall vest as follows:

Date of Grant / Vesting	Number of Options Granted	Number of Options Vested
March 31, 2013	(a) 33 1/3rd % of total performance based options granted in (ii) above	25% of (a)
June 30, 2013		25% of (a)
September 30, 2013		25% of (a)
December 31, 2013		25% of (a)
March 31, 2014	(b) 33 1/3rd % of total performance based options granted in (ii) above	25% of (b)
June 30, 2014		25% of (b)
September 30, 2014		25% of (b)
December 31, 2014		25% of (b)
March 31, 2015	(c) 33 1/3rd % of total performance based options granted in (ii) above	25% of (c)
June 30, 2015		25% of (c)
September, 2015		25% of (c)
December 31, 2015		25% of (c)

● Gross revenue and EBITDA targets for calendar 2012 to 2014 are to be contained in the budgets for 2012, 2013 and 2014 as approved by the Board of Directors of the Company.

The options referred to in clause (ii) above shall have an exercise price  (converted to Canadian dollar using the Bank of Canada noon rate) equivalent to the closing price of the Company’s common shares on the day immediately preceding the date of grant and an expiry date five years from the date of grant.

Additionally, at the end of calendar 2012, and annually thereafter during the term of the Executive Employment Agreement, Mr. Langille will be eligible for performance-based compensation equal to up to 40% of his annual salary in each calendar year upon the achievement of the above gross revenue and EBITDA targets for each calendar year as set out above. Should only one of the targets, either gross revenue or EBITDA, be achieved for a calendar year, then Mr. Langille shall be eligible for 50% of the performance based compensation in such calendar year. In addition, Mr. Langille shall receive employee benefits comparable to those provided to other executive officers of the Company, a monthly automobile allowance of $1,200, and six weeks of vacation per calendar year.

If Mr. Langille’s employment is terminated by the Company for Just Cause or is terminated by Mr. Langille other than for Good Reason (as such terms are defined in the Executive Employment Agreement), Mr. Langille shall not be entitled to any further compensation, termination allowance or severance payment. If Mr. Langille’s employment is terminated during the initial three year term by the Company for any reason other than for Just Cause or death, by the Company because of Mr. Langille’s Disability (as such term is defined in the Executive Employment Agreement), or by Mr. Langille for Good Reason, Mr. Langille shall be entitled to the balance of the remuneration owing for the remainder of the initial three year term. If Mr. Langille’s employment is renewed beyond the initial three year term and if his employment is then for a fixed term and if his employment is then terminated by the Company for any reason other than for Just Cause or death, by the Company because of Mr. Langille’s Disability, or by Mr. Langille for Good Reason, Mr. Langille shall be entitled to the balance of the remuneration he would have earned for the balance of the fixed term. If Mr. Langille is terminated while he is employed on an indefinite basis by the Company for any reason other than for Just Cause or death, by the Company because of Mr. Langille’s Disability, or by Mr. Langille for Good Reason, Mr. Langille shall be entitled to an amount equal to twice Mr. Langille’s annual salary, subject to any applicable deductions, and all outstanding and accrued regular and vacation pay and expenses to the date of termination. If Mr. Langille’s employment is terminated and he holds any options, rights, warrants or other entitlements for the purchase or acquisition of shares in the capital of the Company, all such rights shall vest immediately and continue to be available for exercise for a period of 30 days following the date of termination, after which any such rights shall be void and of no further force and effect. In the event of termination of Mr. Langille’s employment for any reason within nine months of a Control Change (as such terms are defined in the Executive Employment Agreement), Mr. Langille shall automatically be entitled to the following severance payments:

●	if the Control Change occurs during the initial three year term, Mr. Langille shall be entitled to the balance of the remuneration owing for the remainder of the initial three year term;
●
if Mr. Langille’s employment is renewed beyond the initial three year term and if his employment is then for a fixed term and if the Control Change occurs during the fixed term, Mr. Langille shall be entitled to the balance of the remuneration he would have earned for the balance of the fixed term; or

●
if the Control Change occurs while Mr. Langille is employed on an indefinite basis, he shall be entitled to an amount equal to twice the annual salary, subject to any applicable deductions, and all outstanding and accrued regular and vacation pay and expenses to the date of termination.

Mr. Langille is subject to customary non-competition and non-solicitation restrictive covenants in favor of the Company.

Janice M. Clarke Amended and Restated Executive Employment Agreement

In connection with the resignation of Janice Clarke, the Chief Financial Officer and VP of Administration of the Company, and appointment of Ms. Clarke as VP of Finance and Administration, Ms. Clarke and the Company entered into an Amended and Restated Executive Employment Agreement, which commenced on December 1, 2011. Ms. Clarke shall be paid an annual base salary of CND$160,000 for her services. Ms. Clarke also received a one-time cash bonus of $25,000 on December 1, 2011, and is entitled to stock options to purchase 25,000 common shares of the Company. The stock options shall expire on the fifth anniversary of their date of issuance and shall have an exercise price (converted to Canadian dollar using the Bank of Canada noon rate) equal to the closing price of the Company’s common shares on the day preceding the date of grant. The options shall vest over a period of two years in equal installments at the end of every fiscal quarter. In addition, upon meeting objectives set by the Chief Financial Officer of the Company, Ms. Clarke shall be entitled to an annual bonus of up to 30% of her annual base salary. Ms. Clarke shall receive employee benefits comparable to those provided to other executive officers of the Company and five weeks of vacation per calendar year.

If Ms. Clarke’s employment is terminated by the Company for any other reason other than for Just Cause, Disability or death (as such terms are defined in the Amended and Restated Executive Employment Agreement), by Ms. Clarke for Good Reason (as such term is defined in the Amended and Restated Executive Employment Agreement), or by Ms. Clarke with or without reason during the six month period immediately following a Control Change (as such terms are defined in the Amended and Restated Executive Employment Agreement), Ms. Clarke shall be entitled to an amount equal to eighteen months of Annual Salary (as such term is defined in the Amended and Restated Executive Employment Agreement) at the time of termination, and all outstanding and accrued regular and vacation pay and expenses to the date of termination. Furthermore, if Ms. Clarke holds any options, rights, warrants or other entitlements for the purchase or acquisition of shares in the capital of the Company, all such rights shall vest immediately and continue to be available for exercise for a period of 30 days following the date of termination, after which any such rights shall be void and of no further force and effect.

Ms. Clarke is subject to customary non-competition and non-solicitation restrictive covenants in favor of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 11, 2013 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Tribute Pharmaceuticals Canada Inc., 151 Steeles Avenue East, Milton, Ontario, Canada, L9T 1Y1.

Name of Beneficial Owner	Number of Shares	Percentage (1)
Executive officers and directors:
Robert Harris (2)	9,715,568	18.8
Arnold Tenney (3)	1,565,450	3.0
Steven H. Goldman (4)	3,850,146	7.4
John M. Gregory (5)	10,731,294	20.0
John Kime (6)	267,500	*
F. Martin Thrasher (7)	2,642,500	5.0
Scott Langille (8)	7,051,297	13.8
Janice Clarke (9)	227,297	*

All Officers and Directors as a Group (8 persons)	36,051,052
_____
*less than 1%

(1)
Applicable percentage ownership is based on 50,972,542 shares of common stock outstanding as of March 11, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of March 11, 2013, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 11, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes (i) 4,750,000 shares of common stock held by Mr. Harris, (ii) 4,125,000 shares of common stock held by Mr. Harris’s spouse, (iii) 215,568 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (iv) 625,000 shares of common stock issuable to Mr. Harris upon exercise of outstanding warrants to purchase shares of common stock.   In connection with his employment agreement, Mr. Harris was granted an option to purchase 1,034,726 shares of the Company’s common stock.  Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012.  The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013.

(3)
Includes (i) 942,700 shares of common stock held by LMT Financial Inc., (ii) 126,500 shares of common stock held by Arnmat Investments Limited, (iii) 85,000 shares of common stock held by Mr. Tenney’s spouse, (iv) 161,250 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (v) 250,000 shares of common stock issuable to LMT Financial upon exercise of outstanding warrants to purchase shares of common stock.   Mr. Tenney has sole voting and dispositive power over the shares held by LMT Financial, Inc. and Arnmat Investments Limited.

(4)
Includes (i)  100,000 shares of common stock held by Mr. Goldman, (ii) 615,540 shares of common stock held by Mr. Goldman by RBC Securities in Mr. Goldman’s RRSP, (iii) 958,206 shares of common stock held by Lambent Corp., (iv) 806,400 shares of common stock held by Mr. Goldman’s spouse, (v) 120,000 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, (vi) 550,000 shares of common stock issuable to Mr. Goldman in his RRSP, upon exercise of outstanding warrants to purchase shares of common stock, and (vii) 700,000 shares of common stock issuable to Mr. Goldman’s spouse upon the exercise of outstanding warrants to purchase common shares.   Mr. Goldman has sole voting and dispositive power over the shares held Lambent Consulting Corp.

(5)
Includes (i) 625,000 shares of common stock held by Mr. Gregory, (ii) 6,438,794 shares of common stock held by SJ Strategic Investments, LLC, (iii) 1,025,000 shares of common stock held by Kingsway Charities Inc., (iv) 142,500 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, (v) 625,000 shares of common stock issuable to Mr. Gregory upon exercise of outstanding warrants to purchase shares of common stock (vi) 625,000 shares of common stock issuable to Kingsway Charities Inc. upon exercise of outstanding warrants to purchase shares of common stock and 1,250,000 shares of common stock issuable to SJ Strategic Investments, LLC upon exercise of outstanding warrants to purchase shares of common stock . Mr. Gregory has sole voting and dispositive power over the shares held by SJ Strategic Investments, LLC and Kingsway Charities Inc.

(6)	Includes (i) 125,000 shares of common stock, and (ii) 142,500 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock.

(7)
Includes (i) 1,250,000 shares of common stock held by 2089636 Ontario Ltd., (ii) 142,500 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (iii) 1,250,000 shares of common stock issuable to 2089636 Ontario Ltd. upon exercise of outstanding warrants to purchase shares of common stock.  Mr. Thrasher has sole voting and dispositive power over the shares held by 2089636 Ontario Ltd.

(8)
Includes (i) 6,812,500 shares of common stock held by Elora Financial Inc., (ii) 176,297 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (iii) 62,500 shares of common stock issuable to Elora Financial Inc. upon exercise of outstanding warrants to purchase shares of common stock.   Mr. Langille has sole voting and dispositive power over the shares held by Elora Financial Inc. In connection with his employment agreement, Mr. Langille was granted an option to purchase 846,226 shares of the Company’s common stock.  Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012.  The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013.

(9)
Includes (i) 80,422 shares of common stock held by Ms. Clarke, (ii) 10,000 shares of common stock held by her spouse, and (iii) 136,875 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, since the beginning of our fiscal year 2012, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest and is outside of the scope of our operations.

Fees were paid to LMT Financial Inc. ("LMT", a company beneficially owned by a director and former interim officer of the Company, and his spouse) for consulting services.  For the twelve month period ended, December 31, 2012, the Company recorded and paid $150,000 (2011 - $191,200) as selling, general and administrative expense in the statements of operations and comprehensive loss.

During the twelve month periods ending December 31, 2012, the Company paid $Nil (2011- $87,586) to a law firm in which one of the directors of the Company is a partner, which $nil (2011 - $8,000) have been recorded as selling, general and administrative expense and $nil (2011 - $79,600) was recorded as acquisition and restructuring costs in the statements of operations and comprehensive loss.

Director Independence

Our board of directors has determined that a majority of the board consists of members are currently "independent" as that term is defined under current listing standards of NASDAQ.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The shareholders have appointed McGovern, Hurley, Cunningham LLP as the Company’s independent auditors for the fiscal years ended December 31, 2012 and 2011. The following table shows the fees recorded by the Company for the audit and other services provided by McGovern, Hurley, Cunningham LLP for 2012 and 2011:

	2012	2011
Audit Fees	$209,000	$119,000
Audit-Related Fees	-	-
Totals	$209,000	$119,000

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

Audit Fees.

Audit fees consist of fees recorded for professional services rendered for the audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees recorded by the Company for the 2011 and 2010 audit were approximately $209,000 and $119,000, respectively.

Audit-Related Fees.

Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not under “Audit Fees”. There were no audit-related fees in 2012 and 2011.

All Other Fees.

Fees related to the review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. There were no fees that fell in this category during either 2012 or 2011.

Tax Fees.

We do not engage the Company’ principal accountant to assist with the preparation or review of the Company’s annual tax filings. We do, however, engage an outside tax consultant to provide this service. The Company recorded expense of $3,800 and $2,000 for 2012 and 2011, respectively.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(b)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(c)	Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit No.	Description of Exhibit
2.1
Share Purchase Agreement, dated December 1, 2011, between Stellar Pharmaceuticals Inc., Elora Financial Management Inc., Mary-Ann Harris, Rob Harris and Scott Langille (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2013 and incorporated herein by reference).

3.1	Articles of Incorporation of the Company (filed as Exhibit 3(i)A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
3.2	First Articles of Amendment (filed as Exhibit 3(i)B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
3.3	Second Articles of Amendment (filed as Exhibit 3(i)C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
3.4
Articles of Amalgamation, effective January 1, 2013, changing the Company’s name from Stellar Pharmaceuticals Inc. to Tribute Pharmaceuticals Canada Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013 and incorporated herein by reference).

3.5	By-Laws of the Company (filed as Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
3.6	Specimen Form of Common Share Certificate (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
4.1
Form of Extension of Expiry Time, dated April 5, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2012 and incorporated herein by reference).

4.2	Form of Series A/B Warrant, dated February 27, 2013 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2013 and incorporated herein by reference).
4.3	Form of Series A/B Warrant, dated March 5, 2013 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2013 and incorporated herein by reference).
4.4	Form of Series A/B Warrant, dated March 11, 2013 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2013 and incorporated herein by reference).
4.5	Secured Promissory Note, dated May 11, 2012 issued to Midcap Funding III, LLC.*
4.6	Warrant, dated May 11, 2012 issued to Midcap Funding III, LLC.*
4.7	Amended and Restated Secured Promissory Note, dated February 27, 2013 issued to Midcap Funding III, LLC.*
4.8	Amended and Restated Warrant, dated February 27, 2013 issued to Midcap Funding III, LLC.*
10.1	United States Patent No. 6,083,933 (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.2	Canadian Patent No. 2,269,260 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.3
Consulting Agreement dated February 21, 2001 between the Company and LMT Financial Inc. (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.4
Amended Agreement dated January 1, 2004 between the Company and LMT Financial Inc. (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.5
Amending Consulting Agreement dated December 10, 2004 between the Company & LMT Financial Inc. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.6	Option Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.7	Amendment to Option Plan – 2001 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.8	Amendment to Option Plan – 2004 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.9	Amendment to Option Plan – 2005 (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.10
Uracyst Services Agreement  dated October 10, 2003 between the Company and Dalton Chemical Laboratories Inc. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.11
Uracyst License (i) and Supply Agreements (ii) dated March 24, 2004 the Company and SJ Pharmaceuticals, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.12
Uracyst License and Supply Agreements dated December 13, 2006 the Company and Watson Pharma, Inc. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.13
License Agreement dated December 21, 2001 between the Company and G. Pohl-Boskamp GmbH & Co. (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.14
NeoVisc License (i) and Supply Agreements (ii) dated March 24, 2004 between the Company and SJ Pharmaceuticals, Inc. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.15
NeoVisc Services Agreement dated April 20, 2004 between the Company and Dalton Chemical Laboratories Inc. (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.16	Employment Agreement Peter Riehl (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.17
Executive Employment Agreement, dated January 12, 2011, by and between Stellar Pharmaceuticals Inc. and  Janice Clarke (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.18
Settlement Agreement, dated January 17, 2011, by and between Stellar Pharmaceuticals Inc. and Peter Riehl (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.19
Consulting Agreement between the Company and LMT Financial Inc. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.20	Chinese Patent No. 1758920 B (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).
10.21	Australian Patent No. 10/367,970 B2 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference)
10.22	United States Patent No. 7,772,210 B2 (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference)
10.23	Amendment to Option Plan – 2011 dated June 22, 2011.*
10.24	Japanese Patent No. 4778888 dated July 8, 2011.*
10.25
Executive Employment Agreement, effective December 1, 2011, by and between Stellar Pharmaceuticals Inc. and Rob Harris (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 11, 2013 and incorporated herein by reference). †

10.26
Executive Employment Agreement, effective December 1, 2011, by and between Stellar Pharmaceuticals Inc. and Scott Langille (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 11, 2013 and incorporated herein by reference). †

10.27
Consulting Agreement, effective December 1, 2011, by and between Stellar Pharmaceuticals Inc. and Arnold Tenney (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 11, 2013 and incorporated herein by reference).

10.28
Amended and Restated Executive Employment Agreement, effective December 1, 2011, by and between Stellar Pharmaceuticals Inc. and Janice Clarke (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 11, 2013 and incorporated herein by reference).

10.29
Loan Agreement, dated June 14, 2010, between Tribute Pharma Canada Inc. and the Bank of Montreal in the amount of CND$500,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 11, 2013 and incorporated herein by reference).

10.30
Security Agreement, dated June 14, 2010, by Tribute Pharma Canada Inc. in favor of the Bank of Montreal (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 11, 2013 and incorporated herein by reference).

10.31
Personal Guarantee, dated June 14, 2010 in favor of the Bank of Montreal by Mary-Ann Harris, Rob Harris and Scott Langille (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 11, 2013 and incorporated herein by reference).

10.32
Form of Securities Purchase Agreement, dated February 27, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2013 and incorporated herein by reference).

10.32
Form of Registration Rights Agreement, dated February 27, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2013 and incorporated herein by reference).

10.33
Form of Securities Purchase Agreement, dated March 7, 2013(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2013 and incorporated herein by reference).

10.34
Form of Registration Rights Agreement, dated March 7, 2013(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2013 and incorporated herein by reference).

10.35
Form of Securities Purchase Agreement, dated March 11, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2013 and incorporated herein by reference).

10.36
Form of Registration Rights Agreement, dated March 11, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2013 and incorporated herein by reference).

10.37	Loan and Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., Tribute Pharma Canada Inc., Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC. †
10.38	General Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., and Midcap Funding III, LLC.*
10.39	General Security Agreement, dated May 11, 2012, by and between Tribute Pharma Canada Inc.,. and Midcap Funding III, LLC.*
10.40	General Security Agreement, dated May 11, 2012, by and between Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC.*
10.41	Intellectual Property Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., Tribute Pharma Canada Inc., Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC.*
10.42	Canadian Collateral Pledge Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc. and Midcap Funding III, LLC.*
10.43	Confirmation of Security Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC*
10.44	Confirmation of Intellectual Property Security Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC*
10.45	Termination of Canadian Collateral Pledge Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_____________
*  Filed herewith

**  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†  Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUTE PHARMACEUTICALS CANADA INC.
(Registrant)

Date: March 21, 2013	By:	/s/Rob Harris
Rob Harris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rob Harris	President and Chief Executive Officer	March 21, 2013
Rob Harris	(Principal Executive Officer)

/s/ Scott M. Langille	Chief Financial Officer	March 21, 2013
Scott M. Langille	(Principal Financial and Accounting Officer)

/s/Arnold Tenney	Chairman of the Board	March 21, 2013
Arnold Tenney

/s/Steven Goldman	Director	March 21, 2013
Steven Goldman

/s/John M. Gregory	Director	March 21, 2013
John M. Gregory

/s/John J. Kime	Director	March 21, 2013
John J. Kime

/s/F. Martin Thrasher	Director	March 21, 2013
F. Martin Thrasher

/s/Janice M. Clarke	VP of Finance and Administration (Chief Accounting Officer)	March 21, 2013
Janice M. Clarke

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

PART I – FINANCIAL STATEMENTS

CONTENTS

McGovern, Hurley, Cunningham, LLP
Chartered Accountants

2005 Sheppard Avenue East, Suite 300
Toronto, Ontario
M2J 5B4, Canada
Phone 416-496-1234
Fax 416-496-0125
Web www.mhc-ca.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tribute Pharmaceuticals Canada Inc. (formerly Stellar Pharmaceuticals Inc.)

We have audited the accompanying balance sheets of Tribute Pharmaceuticals Canada Inc. (formerly Stellar Pharmaceuticals Inc.) (the “Company”) as of December 31, 2012 and 2011 and the related statements of changes in shareholders’ equity, operations and comprehensive (loss) , and cash flows for each of the years in the two-year period ended December 31, 2012. Tribute Pharmaceuticals Canada Inc.’s (formerly Stellar Pharmaceuticals Inc.) management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tribute Pharmaceuticals Canada Inc. (formerly Stellar Pharmaceuticals Inc). as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants Licensed Public Accountants
TORONTO, Canada March 13, 2013

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
BALANCE SHEETS
(Expressed in Canadian dollars)

	As at December 31, 2012	As at December 31, 2011
ASSETS
Current
Cash and cash equivalents (Note 4)	$2,283,868	$2,227,973
Accounts receivable, net of allowance of $nil (2011 - $nil)	1,205,087	763,810
Inventories (Note 5)	1,000,557	870,630
Taxes recoverable	261,400	180,160
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 6)	118,910	124,101
Total current assets	4,885,636	4,182,488
Property, plant and equipment, net (Note 7)	1,159,375	1,207,462
Intangible assets, net (Note 8)	10,883,179	10,409,744
Goodwill (Notes 2 and 9)	3,599,077	3,408,741
Debt issuance costs, net (Note 10)	301,265	-
Total assets	$20,828,532	$19,208,435

LIABILITIES
Current
Accounts payable and accrued liabilities (Notes 2 and 16)	$5,455,664	$2,684,542
Amount payable and contingent consideration due (Note 2)	-	1,624,289
Current portion of long term debt (Note 10)	1,305,840	-
Total current liabilities	6,761,504	4,308,831
Warrant liability (Note 11 c)	202,213	2,543
Long term debt (Note 10)	1,815,791	-
Deferred tax liability (Note 17)	314,900	1,524,200
Total liabilities	9,094,408	5,835,574

Contingencies and commitments (Note 14)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 11 a)
Common shares 39,610,042 (2011 – 37,610,042)	17,589,957	16,469,621
Additional paid-in capital options (Note 11 b)	1,867,723	1,277,830
Deficit	(7,723,556)	(4,374,590)
Total shareholders’ equity	11,734,124	13,372,861
Total liabilities and shareholders’ equity	$20,828,532	$19,208,435

See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Number of Common Shares	Common Shares	Additional Paid-in Capital Options	Deficit
	#	$	$	$
BALANCE,
January 1, 2011	24,585,040	9,055,982	945,298	(3,852,809)
Common shares issued as default shares from 2010 private placement (Note 11 a)	25,002	14,467	—	—
Share issue costs of the default shares above (Note 11 a)	—	(24,243)	—	—
Common shares issued for acquisition of Tribute (Notes 2 and 11 a)	13,000,000	7,423,415	—	—
Options issued to employees and directors (Note 11 b)	—	—	332,532	—
Net (loss) for the year	—	—	—	(521,781)
BALANCE,
December 31, 2011	37,610,042	16,469,621	1,277,830	(4,374,590)
Common shares issued for milestone related to acquisition of Tribute (Notes 2 and 11 a)	2,000,000	1,120,336	—	—
Options issued to employees and directors (Note 11 b)	—	—	589,893	—
Net (loss) for the year	—	—	—	(3,348,966)
December 31, 2012	39,610,042	17,589,957	1,867,723	(7,723,556)

See accompanying notes to financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS)
(Expressed in Canadian dollars)

For the Years Ended December 31,

	2012	2011
Revenues
Licensed domestic product net sales	$8,322,945	$572,272
Other domestic product sales	2,494,359	1,977,167
International product sales	1,525,479	1,306,215
Royalty and licensing revenues	-	14,227
Total revenues (Notes 15 and 18)	12,342,783	3,869,881

Cost of sales
Licensor sales and distribution fees	5,916,845	484,480
Cost of products sold	1,220,716	932,755
Write down of inventories	36,345	26,117
Gross Profit	5,168,877	2,426,529

Expenses
Selling, general and administrative (Notes 14 a, 16 and 19)	8,870,609	3,034,740
Amortization	718,981	77,951
Total expenses	9,589,590	3,112,691
(Loss) from operations	(4,420,713)	(686,162)

Non-operating income (expenses)
Change in warrant liability (Note 11 c)	247,486	214,280
Cost of extending the warrant expiration (Note 11 c)	(135,157)	-
Change in fair value of contingent consideration (Note 2)	79,724	(57,996)
Research and development	(21,402)	(49,977)
Loss on disposal of equipment	-	(259,636)
Acquisition and restructuring costs (Notes 2 and 16)	-	(671,112)
Accretion expense	(140,154)	(6,888)
Interest expense	(253,143)	-
Interest income	13,940	18,910
Loss and comprehensive loss before tax	(4,629,419)	(1,498,581)
Current income tax recovery	71,153	-
Deferred income tax recovery (Note 17)	1,209,300	976,800
Net loss and comprehensive loss for the year	$(3,348,966)	$(521,781)
Loss Per Share (Note 12) - Basic	$(0.09)	$(0.02)
- Diluted	$(0.09)	$(0.02)
Weighted Average Number of Common Shares Outstanding - Basic	39,167,419	25,706,000
- Diluted	39,167,419	25,706,000

See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)

For the Years Ended December 31,

	2012	2011
Cash flows from (used in) operating activities
Net (loss)	$(3,348,966)	$(521,781)
Items not affecting cash:
Deferred income tax recovery	(1,209,300)	(976,800)
Amortization	772,012	143,505
Loss on disposal of equipment	-	259,636
Change in warrant liability (Note 11 c)	(247,486)	(214,280)
Cost of extending the warrant expiration	135,157	-
Change in fair value of contingent consideration	(79,724)	57,996
Stock-based compensation (Note 11 b)	589,893	332,532
Accretion expense	140,154	6,888
Issuance of equity instruments for services rendered	-	14,467
Change in non-cash operating assets and liabilities (Note 13)	1,690,533	(113,611)
Cash flows (used in) operating activities	(1,557,727)	(1,011,448)
Cash flows (used in) investing activities
Additions to property, plant and equipment	(49,272)	(9,990)
Payment of contingent liabilities (Note 2 a)	(40,000)	-
Increase in patents and licensing agreements	(792,902)	(42,521)
Cash cost of acquisitions (Note 2)	(425,000)	(1,036,110)
Cash flows (used in) investing activities	(1,307,174)	(1,088,621)
Cash flows from (used in) financing activities
Financing costs deferred	(341,489)	-
Long term debt repayment	(217,569)	-
Long term debt issued	3,500,000	-
Share issuance costs	-	(24,243)
Cash flows from (used in) financing activities	2,940,942	(24,243)
Changes in cash and cash equivalents	76,041	(2,124,312)
Change in cash due to changes in foreign exchanges	(20,146)	-
Cash and cash equivalents, beginning of year (Note 4)	2,227,973	4,352,285
Cash and cash equivalents, end of year (Note 4)	$2,283,868	$2,227,973

 See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

1.	DESCRIPTION OF BUSINESS

Tribute Pharmaceuticals Canada Inc. ("Tribute Pharmaceuticals" or the "Company") (formerly Stellar Pharmaceuticals Inc.) is an emerging specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada.  The Company targets several therapeutic areas in Canada but has a particular interest in products for the treatment of pain, urology, dermatology and endocrinology/cardiology.  Tribute Pharmaceuticals also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships.  On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. ("Tribute"), creating a North American specialty pharmaceutical company (See Note 2).

On October 1, 2012, Stellar Pharmaceuticals Inc. amalgamated with its two wholly owned subsidiaries, Tribute and became a single entity.  Prior to this date, the financial statements of the Company were consolidated with its two wholly owned subsidiaries.

2.	ACQUISITIONS AND GOODWILL

Tribute

On December 1, 2011, the Company acquired 100% of the outstanding shares of privately-held Tribute, a Canadian-based specialty pharmaceutical company. Tribute's shareholders were paid 13,000,000 common shares of the Company, which were valued at $7,423,415 based on the then current stock price of $0.57, and $1,000,000 in cash consideration, with an additional $500,000 in cash consideration payable to Tribute shareholders on December 1, 2012.  During the year ended December 31, 2012, $40,000 of this amount was paid, with the remaining balance outstanding and included in accounts payable and accrued liabilities.  Upon approval by Health Canada for the marketing and sale of Cambia, Tribute shareholders were also entitled to an additional 2,000,000 common shares of the Company, which were issued during the year ended December 31, 2012 (Note 11 a).  The estimated fair value of this contingent non-cash consideration as of the acquisition date was $1,142,064, based on the Company’s stock price of $0.57 on December 1, 2011.  The Company estimated the fair value of the contingent consideration by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk adjusted rate of return.  The Company evaluates its estimates of fair value of contingent consideration liabilities at the end of each reporting period until the liability is settled.  Any changes in the fair value of contingent consideration liabilities are included in change in fair value of contingent consideration on the statements of operations and comprehensive loss.  The liability for these amounts payable, are reported together as “amount payable and contingent consideration due” on the balance sheet.

The Company expensed $671,112, in acquisition and restructuring costs during the year ended December 31, 2011 on the statement of operations and comprehensive loss.

In connection with the acquisition, the Company acquired assets with a fair value of $14,460,209.  Assets consisted primarily of receivables and other current assets of $791,648, a licensing asset of $255,820, licensing agreements of $10,004,000 and goodwill of $3,408,741.  The value of goodwill is not deductible for tax purposes. Liabilities were also assumed of $4,477,387 consisting of bank indebtedness of $36,107, accounts payable and accrued liabilities of $1,940,280 and deferred tax liability of $2,501,000.  The license agreement asset relates to Cambia, an acute treatment for migraine attacks with or without aura in adults and an agreement with Actavis Group PTC ehf, which provides the rights and licensing to several products.  The estimated fair value of the license agreement asset was determined based on the use of the discounted cash flow model using an income approach for the acquired licenses.  Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization.  The license agreement assets are classified as indefinite-lived intangible assets until the successful completion and commercialization or abandonment of the associated marketing and development efforts.  The licensing asset and licensing agreements relate to product license agreements having an estimated useful life of 7 to 15 years.  During 2012, the Company recognized a $79,724 reduction of expense (2011 – charge of $57,996) related to the change in the estimated fair value of the contingent consideration liability on the statements of operations and comprehensive loss.  As of December 31, 2011, the total estimated fair value of the contingent consideration of $1,200,060, based on the Company’s stock price of $0.60 on December 31, 2011, was included in “amount payable and contingent consideration due” on the balance sheet.  The Company believes that the fair values assigned to the assets acquired, the liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions.

Subsequent to the acquisition, a shareholder of Tribute and an individual with a controlling interest in Tribute became the Chief Executive Officer and Chief Financial Officer of the Company, respectively.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the year ended December 31, 2011 as if the Tribute acquisition had occurred as of the beginning of the year presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Tribute acquisition would have taken place at the beginning of the year presented and should not be taken as indicative of future results of operations or financial condition. Pro forma adjustments are tax-effected at the effective tax rate.

(Unaudited) Twelve months ended December 31, 2011
Total Revenues	$11,287,380
Loss from operations	(1,356,478)
Net loss	(1,541,992)
Basic (loss) per share	(0.04)
Diluted (loss) per share	(0.04)

The following table summarizes the amounts of identified assets acquired and liabilities assumed from Tribute at the acquisition date fair value:

Recognized amounts for identifiable assets acquired and liabilities assumed
Book value of Tribute’s net assets	$(928,919)
Allocation of consideration to fair value of assets acquired:
Intangible assets	10,004,000
Deferred tax liabilities	(2,501,000)
Goodwill	3,408,741
$9,982,822

Theramed

On June 19, 2012, the Company closed an agreement with Theramed Corporation ("Theramed"), a privately-held medical device company, thereby acquiring the exclusive rights to Collatamp G® for Canada.  The initial term of the agreement to the exclusive Canadian rights ends March 31, 2018.  The purchase of the exclusive rights was accounted for as a business combination.  In connection with the purchase of the assets, the Company paid $425,000.  The Company acquired assets with a fair value of $500,026, consisting of inventories of $101,690, intangible assets of $208,000 and goodwill of $190,336. The value of goodwill is deductible for tax purposes.  Liabilities of $75,026 were assumed in connection with the purchase. The acquisition of Collatamp G® will add significant benefit to the Company’s existing specialty care products, Neovisc® and Uracyst®. The addition of Collatamp G® will boost the synergies of the Company’s current portfolio of products and will also benefit the Company’s presence in the hospital and specialty care markets.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with that of the prior year.

a)           CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original maturity of three months or less at the date of purchase.  Cash and cash equivalents are held with three major financial institutions in Canada.

b)           ACCOUNTS RECEIVABLE

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

c)           REVENUE RECOGNITION

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

Revenues from the sale of products, net of trade discounts, returns and allowances, are recognized when legal title to the goods has been passed to the customer and collectability is reasonably assured.  Revenues associated with multiple-element arrangements are attributed to the various elements, if certain criteria are met, including whether the delivered element has standalone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered elements.  Non-refundable up-front fees for the transfer of methods and technical know-how, not requiring the Company to perform additional research or development activities or other significant future performance obligations, are recognized upon delivery of the methods and technical know-how.

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

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

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

d)           INVENTORIES

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

e)           PROPERTY, PLANT AND EQUIPMENT

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

Asset Classification	Amortization Method	Useful Life

Building	Straight-line	20 years
Computer and office equipment	Straight-line	5 years
Leasehold improvements	Straight-line	5 years
Manufacturing equipment	Straight-line & activity based	5 to 10 years
Warehouse equipment	Straight-line	5 to 10 years
Packaging equipment	Activity based	5 to 10 years

Activity based amortization is based on the number of uses for each asset in that category.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

f)            GOODWILL AND INTANGIBLE ASSETS

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

When assessing goodwill impairment, the Company assesses qualitative factors first to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is not performed. In the event that there are qualitative factors which indicate that the carrying amount is greater than the fair value of the reporting unit, then the two step impairment approach is performed.

g)           USE OF ESTIMATES

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities and the revenue and expenses recorded.  On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, inventories, accrued liabilities, accrued returns, discounts and rebates, income taxes, stock based compensation, revenue recognition, goodwill, intangible assets, contingent consideration and the estimated useful lives of property, plant and equipment.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.

Actual results could differ from those estimates.  As adjustments become necessary, they are recorded in the statement of operations and comprehensive loss in the period in which they become known. Such adjustments could be material.

h)           DEFERRED INCOME TAXES

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.

Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax results in deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company records net deferred tax assets to the extent management believe these assets will more likely than not be realized.  In making such determination, all available positive and negative evidence is utilized, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event a determination is made that the Company would be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would be made, which would reduce the provision for income taxes.

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

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

i)           STOCK-BASED CONSIDERATION

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

j)           FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

Monetary assets and liabilities are translated into Canadian dollars, which is the functional currency of the Company, at the year-end exchange rate, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction.  The resultant gains or losses are included in the statement of operations and comprehensive loss.  Non-monetary items are translated at historical rates.

k)          RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.  The approved refundable portion of the tax credits are netted against the related expenses.  Non-refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes.  Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it.  At December 31, 2012, the Company had no outstanding refundable tax credits (2011 - nil).  Tax credits, when applicable, are recorded as an offset to research and development.

l)           COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

m)         EARNINGS (LOSS) PER SHARE

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

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding each year.  There were no diluted earnings factors for stock options and warrants for the years ended December 31, 2012 and 2011.  The diluted loss per share is not presented when the effect is anti-dilutive.

n)          ACQUISITIONS

The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including license agreement assets and liabilities assumed.  Additionally, the Company must determine whether an acquired entity is considered to be a business or a set of net assets, because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination.

o)          CONTINGENT CONSIDERATION

Contingent consideration liabilities represent future amounts the Company may be required to pay in conjunction with various business combinations.  The ultimate amount of future payments is based on specified future criteria, such as sales performance and the achievement of certain future development, regulatory and sales milestones.  The Company estimates the fair value of the contingent consideration liabilities related to sales performance using the income approach, which involves forecasting estimated future net cash flows and discounting the net cash flows to their present value using a risk-adjusted rate of return.  The Company estimates the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return.  The Company evaluates its estimates of the fair value of contingent consideration liabilities on a periodic basis.  Any changes in the fair value of contingent consideration liabilities are included in the Company’s statements of operations.  The total estimated fair value of contingent consideration liabilities was $nil and $1,624,289 at December 31, 2012 and 2011, respectively, and was included in "amount payable and contingent consideration due" on the balance sheets.

p)          FAIR VALUE MEASUREMENTS

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -
Observable inputs other than quoted prices in active markets for identical  assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, loan receivable, accounts payable and accrued liabilities and long term debt are approximate of their fair values due to the short maturity of these instruments.

The Company’s equity-linked financial instruments reflected as warrant liability on the balance sheet represent financial liabilities classified as Level 2 as per ASU 2009-05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrant liability which is not traded in an active market has been determined using the Black-Scholes option pricing model based on assumptions that are supported by observable market conditions. The estimated fair value of the contingent non-cash consideration was based on the Company’s stock price.

q)           RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance is effective for the Company’s goodwill impairment tests performed at December 31, 2012 and does not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

4.	Cash and cash equivalents

	December 31, 2012	December 31, 2011
Cash	$2,283,868	$1,227,834
Cash equivalents	-	1,000,139
	$2,283,868	$2,227,973

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

5.	Inventories

	December 31, 2012	December 31, 2011
Raw materials	$215,332	$233,758
Finished goods	284,147	200,712
Packaging materials	91,476	73,834
Work in process	409,602	362,326
	$1,000,557	$870,630

During the year ended December 31, 2012, the Company assessed its inventory and determined that $36,345 of its on-hand inventory would not be used prior to its potential useful life.  Therefore, $19,411 (2011 - $nil) of finished goods and $16,934 (2011 - $26,117) of packaging materials were written off during the year.

6.	Prepaid Expenses and Other Receivables

	December 31, 2012	December 31, 2011
Prepaid operating expenses	$113,735	$95,411
Manufacturing deposits	-	23,882
Interest receivable on loan receivables	5,175	4,808
	$118,910	$124,101

7.	Property, Plant and Equipment

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	238,973	379,281
Leasehold improvements	10,359	518	9,841
Office equipment	61,315	44,137	17,178
Manufacturing equipment	1,103,523	541,880	561,643
Warehouse equipment	17,085	15,989	1,096
Packaging equipment	111,270	42,302	68,968
Computer equipment	103,313	71,945	31,368
	$2,115,119	$955,744	$1,159,375

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	208,060	410,194
Office equipment	44,308	42,186	2,122
Manufacturing equipment	1,094,168	498,569	595,599
Warehouse equipment	17,085	13,578	3,507
Packaging equipment	111,270	32,764	78,506
Computer equipment	90,762	63,228	27,534
	$2,065,847	$858,385	$1,207,462

During the year ended December 31, 2012, the Company disposed of $nil (2011 - $380,795) of manufacturing equipment and $nil (2011 - $65,600) of computer equipment and recorded a reduction to accumulated amortization of $nil (2011 - $186,759) and $nil (2011 - $259,636) to loss on disposal of equipment on the statements of operations and comprehensive loss.

During the year ended December 31, 2012, the Company recorded total amortization of $97,359 (2011 - $112,936), which was recorded as $23,037 (2011 - $33,957) to cost of goods sold, $29,994 (2011 - $32,912) to inventory and the remaining $44,328 (2011 - $46,067) was recorded to amortization expense on the statements of operations and comprehensive loss.

8.	Intangible Assets

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$235,441	$28,139	$207,302
Licensing asset	1,005,820	19,343	986,477
Licensing agreements	10,212,000	522,600	9,689,400
	$11,453,261	$570,082	$10,883,179

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$192,539	$15,086	$177,453
Licensing asset	255,820	-	255,820
Licensing agreements	10,004,000	27,529	9,976,471
	$10,452,359	$42,615	$10,409,744

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

Amortization expense of intangible assets for the years ended December 31, 2012 and 2011, were $527,467 and $31,885, respectively.

The Company has patents pending of $81,854 at December 31, 2012 (2011 - $121,087) and a licensing agreement of $nil (2011 - $7,664,000) not currently being amortized.

The licensing asset consists of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have not achieved regulatory approval for marketing.

Estimated future amortization expense at December 31, 2012 is as follows:

Amount
2013	$1,050,379
2014	1,050,379
2015	1,050,379
2016	1,050,379
2017	1,032,851
Thereafter	5,566,958
$10,801,325

9.	Goodwill

	2012	2011
Balance at the beginning of the year	$3,408,741	$-
Acquisition of businesses (Note 2)	190,336	3,408,741
Balance at the end of the year	$3,599,077	$3,408,741

The goodwill relates to the Company’s acquisitions of Tribute and Theramed.  The Company has evaluated the goodwill and has determined that there is no impairment of the values at December 31, 2012 and 2011.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

10.	Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "Loan Agreement") with MidCap Funding III, LLC (the "Lender") for a 36 month term loan that is due May 11, 2015.  The term loan allows for a total advancement of US$6,000,000 ($5,969,400).  An amount of US$3,500,000 ($3,482,150) was drawn on execution of the Loan Agreement and the remainder will be advanced if the Company raises an amount of not less than US$6,000,000 ($5,969,400) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  Advancement of the remainder of the loan is available until March 31, 2013, and subject to Lender review.  The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement includes a financial covenant to raise not less than US$3,000,000 ($2,984,700) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership (see Note 21).  As of December 31, 2012, the Company was in compliance with all Loan Agreement covenants, which included minimum revenue targets.

Payments are due monthly, with the first six (6) payments being interest-only, with principal and interest payments due thereafter.  Interest is calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%.

In connection with the Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.56).  The grant date fair value of the warrants was $312,000.  Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying financial statements.  The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability. The discount to the carrying value of the loan is being amortized as a non-cash interest expense over the term of the loan using the effective interest rate method.  The grant date fair value of the warrants was determined using the Black-Scholes model with the following assumptions: expected volatility of 124.6%, a risk-free interest rate of 1.48%, an expected life of five years, and no expected dividend yield.

During the year ended December 31, 2012, the Company accreted $64,383 (2011 - $nil) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the statements of operations and comprehensive loss.

The Company also incurred $341,489 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and are included in long-term assets on the balance sheets.  These assets are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest rate method.  During the year ended December 31, 2012, the Company amortized $147,186 (2011 – $nil) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the year ended December 31, 2012, the Company made principal payments of US$218,750 ($217,569) and interest payments of US$217,164 ($216,795) under the Loan Agreement.  The Company is scheduled to make the following principal and interest payments over the next three years ended December 31:

	2013	2014	2015
Principal payments	US$1,312,500 ($1,305,840)	US$1,312,500 ($1,305,840)	US$656,250 ($652,903)
Interest payments	US$298,776 ($297,252)	US$152,396 ($151,619)	US$20,587 ($20,482)

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

11.	Capital Stock

a)	Common Shares

During the year ended December 31, 2011, the Company issued 25,002 common shares and recorded $14,467, based on an average stock price of $0.58 on the date of issuance, due to the late registration of the common shares issued pursuant to the private placement offering completed during the year ended December 31, 2010. The common shares were valued using the market price of the common shares at the date of issuance.  The Company also recorded $24,243 in fees related to finalizing the registration of the private placement offering common shares as share issuance costs.

On December 1, 2011, the Company issued 13,000,000 common shares in conjunction with the acquisition of Tribute (See Note 2) with a fair value of $7,423,415.

During the year ended December 31, 2012, the Company issued 2,000,000 common shares related to a contingent liability recorded on December 1, 2011 (see Note 2). The difference between the fair value of these shares at December 31, 2011 and the fair value on the date of issuance was a credit of $79,724 which was recorded as a reduction of expense to the “change in fair value of contingent consideration” on the statements of operations and comprehensive loss.

b)	Stock Based Compensation

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

During the year ended December 31, 2012, there were 290,000 options granted to an officer and employees of the Company (2011 – 2,270,952).  The weighted average exercise price of these options is USD$0.53 ($0.53), with 195,000 of these options having quarterly vesting terms at 25% on each of March 31, June 30, September 30 and December 31, 2013, upon achieving certain financial objectives.  There are 50,000 options exercisable at a rate of 12.5% per quarter beginning in the first full quarter after the date of grant.  Another 30,000 options are exercisable at a rate of 25% per quarter beginning one year from the date of the first full quarter after the date of grant.  The remaining 15,000 options are exercisable at a rate of 12.5% per quarter beginning in the first full quarter after the date of grant. Since share-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to certain unvested awards for the purpose of calculating compensation expense.

For the year ended December, 2012, the Company recorded $589,893 (2011 – $332,532) as compensation expense for options issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative expense in the statements of operations and comprehensive loss.  During the year ended December 31, 2012, 52,500 (2011 – 172,000) performance based options issued to an officer and employees were forfeited or expired and therefore removed from the number of options outstanding.

The total number of options outstanding as at December 31, 2012 was 3,212,952 (December 31, 2011 – 2,975,452).  The weighted average grant date fair value of the options granted during the year ended December 31, 2012, was $0.45 (2011 - $0.47).

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of grants of stock options with the following weighted average assumptions:

	2012	2011
Risk-free interest rate	1.49%	1.54%
Expected life	5 years	5 years
Expected volatility	124%	123%
Expected dividend yield	0%	0%

The Company’s computation of expected volatility for the years ended December 31, 2012 and 2011 is based on the Company’s market close price over the period equal to the expected life of the options.  The Company’s computation of expected life is calculated using the simplified method.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends.  The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

On June 22, 2011, pursuant to resolutions by the Board of Directors and shareholders, the Company amended the Plan to change the maximum number of common shares subject to options that may be issued under the Plan from a fixed number of 4,629,452 to a floating amount equivalent to 10% of the issued and outstanding common shares, or 3,961,004 shares as at December 31, 2012 (2011 – 3,761,004). The total remaining options available for granting under the plan at December 31, 2012, was 748,052 (2011 – 785,552).

The activities in options outstanding are as noted below:

	Options	Weighted Average Exercise Price
Balance, January 1, 2011	876,500	$0.95
Granted	2,270,952	0.56
Expired	(30,000)	0.68
Forfeited	(142,000)	0.96
Balance, December 31, 2011	2,975,452	$0.66
Granted	290,000	0.53
Forfeited	(52,500)	0.67
Balance, December 31, 2012	3,212,952	0.65

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when stock-based compensation costs were recorded.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

As at December 31, 2012, the Company had 1,169,619 (2011 - 569,500) vested options.  As at December 31, 2012, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 2,043,333 (2011 - 2,405,952) with a weighted average contractual life of 3.9 years (2011 - 4.7 years) and exercise price of $0.58 (2011 - $0.61).  As at December 31, 2012, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $540,454 (2011 - $1,014,671).  The weighted average time remaining for these options to vest is 1.9 years (2011 - 3 years).

As at December 31, 2012, the aggregate intrinsic value of outstanding options was $Nil (2011 - $90,344) and the aggregate intrinsic value of exercisable options was $Nil (2011 - $17,103) based on the Company’s closing common share price of $0.35 (2011 - $0.60).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.30 to 0.49	275,000	3.8	$0.43	195,000	$0.41
$0.50 to 0.69	2,203,452	3.9	0.57	325,119	0.59
$0.70 to 0.89	77,000	1.9	0.84	77,000	0.84
$0.90 to 1.09	657,500	2.4	0.96	572,500	0.96
	3,212,952	3.6	$0.65	1,169,619	$0.76

The following table presents information relating to stock options outstanding and exercisable at December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40 to $0.59	2,115,952	4.9	$0.56	90,000	$0.41
$0.60 to $0.79	125,000	4.5	0.68	—	—
$0.80 to $0.89	77,000	2.9	0.84	77,000	0.84
$0.90 to $0.99	510,000	3.5	0.95	255,000	0.95
$1.00 to $1.09	147,500	2.9	1.00	147,500	1.00
	2,975,452	4.5	$0.66	569,500	$0.86

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

c)           Warrants

As at December 31, 2012, the following compensation warrants were outstanding:

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Fair Value at December 31, 2012	Fair Value at December 31, 2011
April 8, 2013	500,000	US$1.47($1.46)	$-	$2,034
April 8, 2013	500,000	US$1.96($1.95)	$-	$509
April 8, 2013	500,000	US$2.46($2.45)	$-	$-
May 11, 2017	750,000	US$0.56($0.56)	$202,213	$-
	2,250,000	US$1.50($1.49)	$202,213	$2,543

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.49), 500,000 at US$2.00 ($1.99) and 500,000 at US$2.50 ($2.49) each for a period of 18 months, which ended on April 8, 2012.  On April 5, 2012, the Company granted a one year extension on these warrants and recorded $135,157 as the cost of extending the warrant expiration on the statements of operations and comprehensive loss.  The exercise price of the 1,500,000 warrants was denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of this extension of the warrants on date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 107%; risk free interest rate of 1.43%; and expected term of 1 year.

On May 11, 2012 the Company granted 750,000 warrants in connection with the long-term debt obligation (Note 10), at an exercise price of US$0.56 ($0.56).  Subsequently, the pro rata exercise price of the 1,500,000 warrants described above was adjusted due to the exercise rate of the 750,000 new warrants being lower than the original exercise price of the October 2010 warrants.  The effect of this pro rata change was as follows: 500,000 at US$1.47 ($1.46), 500,000 at US$1.96 ($1.95) and 500,000 at US$2.46 ($2.45).  The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant of the 750,000 warrants was $312,000 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity.  As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the statement of operations and comprehensive loss.  The Company treated the warrants as a liability upon their issuance.

At December 31, 2012, the fair value of the warrant liability of $202,213 (2011 - $2,543) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (2011- 0%); expected volatility of 108.4% (2011 – 93%); risk-free interest rate of 1.20% (2011 – 0.93%); and expected term of 1.65 years (2011 – 0.25 years).

This model requires management to make estimates of the expected volatility of its common shares, the expected term of the warrants and interest rates. The risk free interest rate is based on the Canadian Treasury Bond rate.  The Company has not paid dividends and does not expect to pay dividends in the foreseeable future. The expected term of the warrants is the contractual term of the warrants upon initial recognition.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

For the year ended December 31, 2012, the Company recorded a gain of $247,486 (2010 – $214,280) as change in warrant liability on the statement of operations and comprehensive loss.

12.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the year are used to repurchase the Company's shares at the average share price during the year.  The diluted (loss) earnings per share is not computed when the effect of such calculation is anti-dilutive.  In years when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Potentially dilutive securities, which were not included in diluted weighted average shares for the years ended December 31, 2012 and 2011 consist of outstanding stock options (3,212,952 and 2,975,452, respectively) and outstanding warrants (2,250,000 at December 31, 2012 and 1,500,000 at December 31, 2011).

The following table sets forth the computation of loss per share:

	December 31
	2012	2011
Numerator:
Net loss available to common shareholders	$(3,348,966)	$(521,781)
Denominator:
Weighted average number of common shares outstanding	39,167,419	25,706,000
Effect of dilutive common shares	-	-
Diluted weighted average number of common shares outstanding	39,167,419	25,706,000
Loss per share – basic and diluted	$(0.09)	$(0.02)

13.	Changes in Non-Cash Operating Assets and Liabilities

Changes in non-cash balances related to operations are as follows:

	December 31
	2012	2011
Accounts receivable	$(441,277)	$521,208
Inventories	(28,237)	(258,954)
Prepaid expenses and other receivables	5,191	(24,668)
Taxes recoverable	(81,240)	(180,160)
Accounts payable and accrued liabilities	2,236,096	(171,037)
	$1,690,533	$(113,611)

Included in accounts payable and accrued liabilities at the year ended December 31, 2012, is an amount related to patents and licenses of $5,489 (2011 - $4,809) and an amount payable to Tribute shareholders of $460,000 (2011 - $nil) – see Note 2.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

During the year ended December 31, 2012, there was $216,795 (2011 - $nil) in interest paid and $nil in taxes paid (2011 – $nil).

During the year ended December 31, 2012, there was $104,000 (2011 - $nil) of non-cash debt issuance costs (see note 10).

In connection with the acquisition on December 1, 2011, of Tribute (Note 2), the Company issued 13,000,000 common shares valued at $7,423,415.

14.	Contingencies and Commitments

a)           License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute (see Note 2).  Included in this transaction were the following license agreements:

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf ("Actavis") to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the "Products").  On January 1, 2010, a first amendment was signed with Actavis to grant Tribute the right and obligation to more actively market and promote the Products in Canada.  On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased Tribute’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Products.  Tribute pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line.  Tribute has agreed to a marketing budget for the first three years of not less than $3,750,000.  On May 4, 2011, Tribute signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the USA.  The Company shall pay US$5,000,000 to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the USA.

On November 9, 2010, Tribute signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada.  On August 11, 2011, Tribute and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement.  The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the execution of this agreement - paid; and b) the following milestone payments; i) US$750,000 ($746,175) to be paid upon the earlier of the first commercial sale of the product or six months after all regulatory approvals.  As per the second amendment of the License Agreement, a payment of US$250,000 ($245,200) was paid in October 2012, while the remaining US$500,000 ($497,450) was made on March 1, 2013 and is included in accounts payable and accrued liabilities at December 31, 2012 .  Additional payments are due as follows: ii) US$250,000 ($248,725) the first year in which  annual net sales exceed US$2,500,000 ($2,487,250), iii) US$500,000 ($497,450) the first year in which the annual net sales exceed US$5,000,000 ($4,974,500),  iv) US$750,000 ($746,175) the first year in which the annual net sales exceed US$7,500,000 ($7,461,750), v) US$1,000,000 ($994,900) the first year in which the annual net sales exceed US$10,000,000 ($9,949,000), vi) US$1,500,000 ($1,492,350) the first year the annual net sales exceed US$15,000,000 ($14,923,500), and vii) US$2,000,000 ($1,989,800) the first year in which the annual net sales exceed US$20,000,000 ($19,898,000).  Royalty rates are tiered and payable at rates ranging from 22.5-25.0% of net sales.  The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

On December 30, 2011, the Company signed a license agreement to commercialize MycoVa in Canada with NexMed U.S.A. As of December 31, 2012, this product has not been filed with Health Canada and as at December 31, 2012, no upfront payments have been paid.  Within 10 days of execution of a manufacturing agreement, the Company is obligated to pay an up-front license fee of $200,000.  Upon Health Canada approval, the Company is obligated to pay an additional milestone of $400,000.  Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000.  Royalties are payable at rates ranging from 20% to 25% of net sales.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) by a change of control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $1,314,167 as of December 31, 2012 (2011 - $1,954,167) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $1,520,000 (based on current base salaries).

c)           Consultant Royalty Agreements

The Company has consultant royalty agreements in place for several of its international license agreements.   These agreements involve royalty payments to be issued to the consultants who assisted in locating the licensee who signed the license agreements with the Company.

The royalty payments issued to consultants include 10% of the upfront fees received from the licensee and 10% of any future milestone payments received.  No royalties on license fees were paid for the year ended December 31, 2012 (2011 - $nil).  In addition, royalty payments on product sales are also based on 4% to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees on product sales for the year ended December 31, 2012 were $15,329 (2011 - $18,541).  These amounts have been recorded as royalty expense in selling, general and administrative on the statements of operations and comprehensive loss.

d)           Manufacturing Agreements

During 2012 and 2011, the Company’s NeoVisc® product was manufactured at Therapure Biopharma Inc. in Mississauga, Ontario, Canada and Uracyst® was manufactured by Jubilant Hollisterstier, Inc. (formerly Draxis Pharma, Inc.) in Kirkland, Quebec, Canada.  Bezalip® SR and Soriatane® are provided by Tribute’s licensor, Actavis.  Under the terms of these agreements the Company is obligated to make payments for batches to be manufactured within the one year termination notification period.

e)           Lease Obligations

The Company presently leases office and warehouse equipment under operating leases.  For the year ended December 31, 2012, expenses related to these leases were $3,616 (2011 - $3,802).

On September 1, 2012, the Company entered into a five year operating lease for its head office.  For the year ended December 31, 2012, expenses related to this lease was $32,000 (2011- $nil).

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

As at December 31, 2012, minimum operating lease payments under these leases are as follows:

	Total	2013	2014	2015	2016	2017
Operating lease obligations	$475,478	$97,491	$100,157	$104,497	$104,000	$69,333

15.	Significant Customers

During the year ended December 31, 2012, the Company had two significant wholesale customers (2011 – one) that represented 54.7% (2011 – 31.4%) of product sales.

The Company believes that its relationships with these customers are satisfactory.

16.	Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse) for consulting services.  For the year ended December 31, 2012, the Company recorded and paid to LMT an aggregate of $150,000 (2011 - $191,150) reflected as selling, general and administrative expense in the statements of operations and comprehensive loss.

During the year ended December 31, 2012, the Company paid $nil for various legal services (2011 – $87,586) to a law firm in which one of the directors of the Company is a partner, of which $nil (2011 - $8,022) have been recorded as selling, general and administrative expense and $nil (2011 - $79,564) was recorded as acquisition and restructuring costs in the statements of operations and comprehensive loss.

See Note 2.

17.	Income Taxes

Rate reconciliation: A reconciliation of income tax (benefit) expense computed at the statutory income tax rate included in the statements of operations and comprehensive loss follows:

Income tax expense (benefit) is comprised of:

	2012	2011
Income tax expense (benefit) at statutory rate at 26.25% (2011 - 28.25%)	$(1,215,200)	$(423,300)
Adjusted for:
Impact on legislated changes in tax rates	55,800	50,900
Change in valuation allowance	-	(676,700)
Share issue costs	(93,200)	(6,800)
Non-deductible expenses	158,000	60,300
Other	(114,700)	18,800
Deferred income tax (recovery)	$(1,209,300)	$(976,800)

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

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

Components of deferred income tax assets and liabilities:

	2012	2011
Benefit of net operating losses carry-forward	$1,641,400	$682,500
Book values of property, plant and equipment and intangible assets in excess of tax bases	13,600	(56,000)
Benefit of SR&ED expenditures	449,600	449,600
Share issue costs	63,800	11,200
Non-refundable tax credits	341,300	341,300
License agreements and goodwill	(2,375,000)	(2,503,200)
Valuation allowance	(449,600)	(449,600)
	$(314,900)	$(1,524,200)

A valuation allowance was provided against certain deferred tax assets at December 31, 2012 and 2011, because the realization of the asset remains not determinable.  The valuation allowance decreased by $nil in 2012 (2011- $676,700).

The Company has non-capital losses carry-forward for income tax purposes in the amount of $6,516,600 which may be applied against future years’ taxable income.  The losses expire as follows:

2013	$311,200
2014	1,013,100
2026	231,900
2027	85,400
2028	53,700
2030	755,300
2031	4,066,000
$6,516,600

Tax years 2006 through 2012 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The Company has non-refundable tax credits as at December 31, 2012 of $341,300 (2011 - $341,300).

The cumulative carry-forward pool of scientific research and experimental development (SR&ED)  expenditures as at December 31, 2012 applicable to future years, with no expiry date, is $1,798,300 (2011 - $1,798,300). The tax credits have a full valuation allowance on them as they do not meet the more-likely-than-not test.

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

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

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

Revenue for the years ended December 31, 2012 and 2011 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	December 31
	2012	2011
Product sales:
Canadian sales	$10,768,716	$2,530,844
International sales	1,525,479	1,306,215
Other revenue	48,588	18,595
Total	$12,342,783	$3,855,654

	December 31
	2012	2011
Royalties and licensing revenue:
Royalty revenues	$-	$14,227
Licensing revenue	-	-
Total	$-	$14,227

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey and the United Arab Emirates.  The continuing operations reflected in the statements of operations and comprehensive loss includes the Company’s activity in these markets.

19.	Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business.  Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies.  As at December 31, 2012, the Company held cash of $211,992 (US$190,858 and €18,973) in denominations other than in Canadian dollars (2011 - $217,828 (US$47,384 and €128,582)); had  accounts receivables of $392,918 (US$38,825 and €270,075) denominated in foreign currencies (2011 - $295,544 (US$45,424 and €189,000)); and had accounts payable and accrued liabilities of $59,642 (US$47,349 and €$12,293) denominated in foreign currencies (2011 – $148,703 (US$4,825 and €$109,059). For the year ended December 31, 2012, the Company had a foreign currency gain of $110,186 (2011 – loss of $22,951).  These amounts have been included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

20.	Financial Instruments

a)          Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due (see Note 21).  The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations.  The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions.  As at December 31, 2012, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

b)          Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $1,220,901 (2011: $779,624).  This amount is the total of the following financial assets: trade receivables and loan receivable.  The Company’s cash and cash equivalents are held through various high grade financial institutions.  Deposits held with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and therefore bear minimum risk.

The Company is exposed to credit risk from its customers and continually monitors its customers’ credit.  It establishes the provision for doubtful accounts based upon the credit risk applicable to each customer.  In line with other pharmaceutical companies, the Company sells its products through a small number of wholesalers and retail pharmacy chains in addition to hospitals, pharmacies, physicians and other groups.  Note 15 discloses the significant customer details and the Company believes that the concentrations on the Company’s customers are considered normal for the Company and its industry.

As at December 31, 2012, the Company had three customers which made up 53.1% of the outstanding accounts receivable in comparison to four customers which made up 65.1% at December 31, 2011.  For 2012, all outstanding accounts receivables were related to product sales, of which $465,981 or 38.9% were related to two wholesale accounts and $177,161 or 14.5% was related to one international customer.  For 2011, all outstanding accounts receivables were related to product sales, of which $383,853 or 50.3% were related to three wholesale accounts and $113,192 or 14.8% were related to one international customer.

c)          Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and certain European currencies.  The Company’s long term debt is repayable in U.S. dollars, which may expose the Company to foreign exchange risk due to changes in the value of the Canadian dollar.  As at December 31, 2012, a 5% change in the foreign exchange rate would have increased/decreased the long term debt balance by $164,000 and would have increased/decreased both interest expense and net loss by approximately $12,500 for the year ended December 31, 2012.  The Company believes a near-term change in foreign exchange rates would not have a material adverse effect on the financial position or results of operations.  Accordingly, the Company does not enter into financial hedging or other derivative contracts.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk.  However, depending on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks.  There were no forward exchange contracts outstanding at December 31, 2012 and 2011.  For the years ended December 31, 2012 and 2011, the Company held foreign cash balances in the following currencies:

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

	2012		2011
	Foreign $	Cdn $	Foreign	Cdn $
US dollars	186,321	187,103	47,384	48,189
EUROS	18,973	24,889	128,582	169,638

d)           Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt.  The Company does not believe that the results of operations or cash flows would be materially affected to any significant degree by a sudden change in market interest rates relative to interest rates on the cash equivalents.  At December 31, 2012, the Company had an outstanding long term debt balance of US$3,281,250 ($3,264,516), which bears interest monthly at the higher of 4% or the thirty day LIBOR rate plus 7%, which may expose the Company to market risk due to changes in interest rates.  For the year ended December 31, 2012, a 1% increase in interest rates would increase interest expense and net loss by approximately $22,500. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 4% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

21.	Subsequent Events

a)   Employee Stock Options

On February 6, 2013, the Company granted 282,500 options to an officer and employees of the Company.  The weighted average exercise price of these options is $0.40 (US$0.40). These options having a quarterly vesting term of 25% on each of March 31, June 30, September 30 and December 31, 2014, upon achieving certain financial objectives.

b)   Private Placement

On February 27, 2013, the Company closed a private placement for US$3,374,900 ($3,459,273) at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a “Series B Warrant”).

Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company, at any time during the period ending 24 months after the date of issuance, at a price of US$0.50 ($0.51) per common share. Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company, at any time during the period ending 60 months after the date of issuance, at a price of US$0.60 ($0.61) per common share.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2012 AND 2011

The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001($0.001) per warrant if certain conditions are met. Such conditions include the Company’s common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 ($1.23), with an average daily volume of at least US$30,000 ($30,750) during that period.

Participation in the private placement included an aggregate of US$2,375,000 ($2,442,688) in gross proceeds received from directors and management of the Company, who were issued a total of 5,937,500 in common shares and 2,968,750 in each of Series A and Series B common share purchase warrants.

The Company paid a commission fee of US$185,600 ($190,240) and issued broker warrants equal to 2.5% of the total Units issued. One half of these warrants have terms substantially similar to the Series A Warrants and the remainder have terms substantially similar to the Series B Warrants.

On March 5, 2013, the Company closed a private placement of US$895,000 ($920,955), at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant and one-half of one Series B common share purchase warrant under the same terms as provided the participants of the February 27, 2013 private placement issuance. The Company paid a commission fee of US$62,650 ($64,467) and issued broker warrants equal to 6.0% of the total Units issued. One half of these warrants have terms substantially similar to the Series A Warrants and the remainder have terms substantially similar to the Series B Warrants.

On March 11, 2013, the Company closed a private placement of US$275,000 ($282,370), at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant and one-half of one Series B common share purchase warrant under the same terms as provided the participants of the February 27, 2013 private placement issuance. There are no commission fees to be paid in regards to this private placement.