Form 10-Q
period 2013-03-31
Tribute Pharmaceuticals Canada Inc.
filed 2013-05-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
TRIBUTE PHARMACEUTICALS CANADA INC.
 (Exact name of small business issuer as specified in its charter)
———————

ONTARIO, CANADA	0-31198	N/A
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

151 Steeles Ave. E., Milton, Ontario, Canada L9T 1Y1
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

The number of outstanding common shares, no par value, of the Registrant at: March 31, 2013: 50,972,542

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at	As at
	March 31,	December 31,
ASSETS	2013	2012
Current:
Cash and cash equivalents	$2,101,848	$2,283,868
Accounts receivable, net of allowance of $nil (Dec 31, 2012 - $nil)	1,904,697	1,205,087
Inventories (Note 2)	1,182,915	1,000,557
Taxes recoverable	289,217	261,400
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 3)	161,536	118,910
Total current assets	5,656,027	4,885,636
Property, Plant and Equipment, net (Note 4)	1,131,118	1,159,375
Intangible assets, net (Note 5)	10,620,639	10,883,179
Goodwill	3,599,077	3,599,077
Debt issuance costs, net (Note 6)	247,757	301,265

Total assets	$21,254,618	$20,828,532

LIABILITIES
Current:
Accounts payable and accrued liabilities	$3,413,896	$5,455,664
Current portion of long term debt (Note 6)	1,332,975	1,305,840
Warrant liability (Note 7c)	3,415,934	202,213
Total current liabilities	8,162,805	6,963,717

Long term debt (Note 6)	1,537,664	1,815,791
Deferred tax liability	-	314,900

Total liabilities	9,700,469	9,094,408
Contingencies and commitments (Note 10)

SHAREHOLDER’S EQUITY
Capital stock
AUTHORIZED
Unlimited non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited common shares with no par value
ISSUED (Note 7a)
Common shares 50,972,542 (2012 – 39,610,042)	19,952,252	17,589,957
Additional paid-in capital options (Note 7b)	2,042,210	1,867,723
	21,994,462	19,457,680
Deficit	(10,440,313)	(7,723,556)
Total shareholders’ equity	11,554,149	11,734,124

Total liabilities and shareholders’ equity	$21,254,618	$20,828,532

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended March 31,
	2013	2012
Revenues
Licensed domestic product net sales	$1,893,640	$1,905,862
Other domestic product sales	1,099,162	474,267
International product sales	331,338	520,025
Royalty and licensing revenues	98,040	-

Total revenues (Note 14)	3,422,180	2,900,154
Cost of sales
Licensor sales and distribution fees	1,288,479	1,346,772
Cost of products sold	457,763	320,592

Gross profit	1,675,938	1,232,790

Expenses
Selling, general and administrative (Notes 12 and 15)	2,949,604	2,018,957
Amortization of assets (non-manufacturing property, plant and equipment)	329,572	97,037

	3,279,176	2,115,994

(Loss) from operations	(1,603,238)	(883,204)

Non-operating income (expenses)
Change in warrant liability (Note 7c)	(1,317,041)	2,543
Change in fair value of contingent consideration	-	79,724
Research and development	-	(1,752)
Accretion expense	(24,245)	(20,664)
Interest expense	(87,858)	-
Interest income	725	3,505

Loss and comprehensive loss before tax	(3,031,657)	(819,848)
Deferred income tax recovery (Note 13)	(314,900)	(193,500)

Net loss and comprehensive loss for the period	$(2,716,757)	$(626,348)

Deficit, beginning of period	(7,723,556)	(4,374,590)

Deficit, end of period	(10,440,313)	(5,000,938)

Loss per share (Note 8) - Basic and diluted	$(0.06)	$(0.02)
Weighted average number of common shares outstanding
- Basic and diluted	43,535,459	37,829,822

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended March 31,
	2013	2012
Cash flows from (used in) operating activities:
Net (loss)	$(2,716,757)	$(626,348)
Items not affecting cash:
Deferred income tax (recovery)	(314,900)	(193,500)
Amortization	344,305	105,824
Change in warrant liability (Note 7c)	1,317,041	(2,543)
Change in fair value of contingent consideration	-	(79,724)
Stock-based compensation (Note 7b)	174,487	158,543
Accretion expense	24,245	20,664
Change in non-cash operating assets and liabilities (Note 9)	(2,534,179)	(572,976)
Cash flows from (used in) operating activities	(3,705,758)	(1,190,060)

Cash flows from (used in) investing activities
Additions to property, plant and equipment	-	(9,356)
Payment of contingent liabilities	(460,000)	-
Increase in patents and licensing agreements	-	(12,603)
Cash flows from (used in) investing activities	(460,000)	(21,959)

Cash flows from (used in) financing activities
Units issued (Note 7a)	4,662,700	-
Long term debt repayment	(330,652)	-
Share issuance costs	(403,727)	-
Cash flows from (used in) financing activities	3,928,321	-
Change in cash and cash equivalents	(237,437)	(1,212,019)
Change in cash due to changes in foreign exchanges	55,417	-
Cash and cash equivalents, beginning of period	2,283,868	2,227,973
Cash and cash equivalents, end of period	$2,101,848	$1,015,954

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

1.	Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the financial statements for Tribute Pharmaceuticals Canada Inc.’s (formerly Stellar Pharmaceuticals Inc.) (the "Company") most recently completed fiscal year ended December 31, 2012. These condensed interim financial statements do not include all disclosures required in annual audited financial statements, but rather are prepared in accordance with recommendations for condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America. These condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2012.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at March 31, 2013, and the results of its operations and cash flows for the three month periods ended March 31, 2013 and 2012. Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

On January 1, 2013, the Company adopted the accounting standard set out below.

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be the Company's 2013 fiscal year. The adoption of this guidance did not have a material impact on the Company’s financial statements.

2.	Inventories

	March 31,	December 31,
	2013	2012
Raw materials	$174,188	$215,332
Finished goods	602,056	284,147
Packaging materials	62,019	91,476
Work in process	344,652	409,602
	$1,182,915	$1,000,557

3.	Prepaid Expenses and Other Receivables

	March 31,	December 31,
	2013	2012
Prepaid operating expenses	$137,796	$113,735
Manufacturing deposits	18,565	-
Interest receivable on loan receivable	5,175	5,175
	$161,536	$118,910

4.	Property, Plant and Equipment

	March 31, 2013
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	-	90,000
Building	618,254	246,701	371,553
Leasehold Improvements	10,359	1,036	9,323
Office equipment	61,315	45,177	16,138
Manufacturing equipment	1,103,523	555,148	548,375
Warehouse equipment	17,085	16,196	889
Packaging equipment	111,270	45,189	66,081
Computer equipment	103,313	74,554	28,759
	$2,115,119	984,001	1,131,118

	December 31, 2012
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Land	$90,000	-	90,000
Building	618,254	238,973	379,281
Leasehold Improvements	10,359	518	9,841
Office equipment	61,315	44,137	17,178
Manufacturing equipment	1,103,523	541,880	561,643
Warehouse equipment	17,085	15,989	1,096
Packaging equipment	111,270	42,302	68,968
Computer equipment	103,313	71,945	31,368
	$2,115,119	955,744	1,159,375

5.	Intangible Assets

	March 31, 2013
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$235,441	30,965	204,476
Licensing asset	1,005,820	38,685	967,135
Licensing agreements	10,212,000	762,972	9,449,028
	$11,453,261	832,622	10,620,639

	December 31, 2012
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Patents	$235,441	28,139	207,302
Licensing asset	1,005,820	19,343	986,477
Licensing agreements	10,212,000	522,600	9,689,400
	$11,453,261	570,082	10,883,179

Amortization expense of intangible assets for the three month periods ended March 31, 2013 and 2012 were $262,540 and $83,891, respectively.

The Company has patents pending of $81,854 at March 31, 2013 (December 31, 2012 - $81,854) not currently being amortized.

6.	Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "Loan Agreement") with MidCap Funding III, LLC (the "Lender") for a 36 month term loan that is due May 11, 2015. The term loan allows for a total advancement of US$6,000,000 ($6,093,845). An amount of US$3,500,000 ($3,554,743) was drawn on execution of the Loan Agreement and the remainder was available to be advanced if the Company raises an amount of not less than US$6,000,000 ($6,093,845) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products. The availability of advancements of the remainder of the loan expired on March 31, 2013. The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement includes a financial covenant to raise not less than US$3,000,000 ($3,046,923) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013 (see Note 7a). As of March 31, 2013, the Company was in compliance with all Loan Agreement covenants, which included minimum revenue targets.

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

During the three month period ended March 31, 2013, the Company accreted $24,245 (2012 - $nil) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the statements of operations and comprehensive loss.

The Company also incurred $341,489 in financing fees and legal costs related to closing the Loan Agreement. These fees and costs are classified as debt issuance costs, and are included in long-term assets on the balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest rate method. During the three month period ended March 31, 2013, the Company amortized $53,967 (2012 – $nil) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the three month period ended March 31, 2013, the Company made principal payments of US$328,125 ($330,652) and interest payments of US$87,327 ($88,689) under the Loan Agreement. The Company is scheduled to make the following principal and interest payments over the next three years ended December 31:

	2013	2014	2015
PrPrincipal payments	US$984,375 ($999,731)	US$1,312,500 ($1,333,029)	US$656,250 ($666,514)

Interest payments	US$211,449 ($214,748)	US$152,396 ($154,780)	US$20,587 ($21,762)

7.	Capital Stock

(a)	Common Shares

During the year ended December 31, 2012, the Company issued 2,000,000 common shares related to a contingent liability recorded on December 1, 2011. The difference between the fair value of these shares at December 31, 2011 and the fair value on the date of issuance was a credit of $79,724 which was recorded as a reduction of expense to the “change in fair value of contingent consideration” on the statements of operations and comprehensive loss.

During the three month period ended March 31, 2013, the Company completed a private placement offering in which 11,362,500 units were issued at a price of US$0.40 ($0.41) per unit for gross proceeds of US$4,545,000 ($4,662,700). As a part of the private placement, the Company granted 11,362,500 common share purchase warrants to the participants, exercisable as follows: each unit consisted of one common share of the Company's stock and one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a "Series B Warrant"). Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company at any time during the period ending 24 months after the date of issuance at a price of US$0.50 ($0.51) per common share. Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company at a price of US$0.60 ($0.61) per share at any time during the period ending 60 months after the date of issuance. The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001 per warrant if certain conditions are met including the common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 (subject to adjustment for stock splits, recapitalizations and other corporate transactions) with average daily volume during such period of at least US$30,000. Directors, officers and individuals related to directors purchased 5,937,500 units for gross proceeds of US$2,375,000 ($2,412,147) pursuant to this private placement.

In connection with the private placement, the Company paid cash commissions of US$248,219 ($252,101) and issued 345,188 Series A broker warrants and 345,188 Series B broker warrants at US$168,491 ($172,986). See note 7c. Each Series A broker warrant entitles the holder to purchase one common share at an exercise price of US$0.50 ($0.51) for a period of twenty four months. Each Series B broker warrant entitles the holder to purchase one common share at an exercise price of $0.60 ($0.61) for a period of 60 months after the date of issuance. Total other issuance costs associated with this private placement were $149,052. The Series B broker warrants also contain a call right similar to the Series B Warrant described above.

(b)           Stock Based Compensation

During the three month period ended March 31, 2013, there were 282,500 options granted to an officer and employees of the Company (2012 – 195,000). The exercise price of these options is $0.40, with quarterly vesting terms at 25% on each of March 31, June 30, September 30 and December 31, 2014, upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.33 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 1.49%; and expected term of 5 years.

The Company’s stock-based compensation program (the "Plan") includes stock options in which some options vest based on continuous service, while others vest based on performance conditions such as profitability and sales goals. For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant. For performance-based awards, compensation expense is recorded over the remaining service period when the Company determines that achievement is probable.

For the three month period ended March 31, 2013, the Company recorded $174,487 (2012 – $158,543) as compensation expense for options previously issued to directors, officers and employees based on continuous service. This expense was recorded as selling, general and administrative expense on the condensed interim statements of operations and comprehensive (loss). Due to termination of employment, 10,000 options issued to employees in 2012 and 10,000 options in 2013 were removed from the number of options issued.

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2012	$1,867,723
Expense recognized for options issued to employees/directors	174,487
Balance, March 31, 2013	$2,042,210

The total number of options outstanding as at March 31, 2013 was 3,480,452 (December 31, 2012 – 3,212,952).

The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 5,097,254 shares as at March 31, 2013 (December 31, 2012 –3,961,004).

The weighted average fair value of options expensed during the period ended March 31, 2013 was estimated at $0.50 (2012 - $0.65).

(c)	Warrants

As at March 31, 2013, the following compensation warrants were outstanding:

	Number of	Weighted Average Exercise	Fair
Expiry Date	Warrants	Price	Value
April 8, 2013	500,000	US$1.47($1.49)	$-
April 8, 2013	500,000	US$1.96($1.99)	$-
April 8, 2013	500,000	US$2.46($2.50)	$-
May 11, 2017	750,000	US$0.56($0.57)	$236,890
February 27, 2015	4,429,688	US$0.50($0.51)	$852,776
February 27, 2018	4,429,687	US$0.60($0.61)	$1,481,457
March 5, 2015	1,253,000	US$0.50($0.51)	$242,004
March 5, 2018	1,253,000	US$0.60($0.61)	$420,571
March 11, 2015	343,750	US$0.50($0.51)	$66,680
March 11, 2018	343,750	US$0.60($0.61)	$115,556
	14,302,875	US$0.70($0.71)	$3,415,934

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.52), 500,000 at US$2.00 ($2.03) and 500,000 at US$2.50 ($2.54) each for a period of 18 months, ending on April 8, 2012. The exercise price of the 1,500,000 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar. As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar. On April 5, 2012, the Company granted a one year extension on these warrants and recorded $135,157 to cost of extending the warrant expiration on the condensed interim statements of operations, comprehensive (loss) income and deficit. The fair value of these warrants on date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 107%; risk free interest rate of 1.43%; and expected term of 1 year. Subsequent to March 31, 2013, these warrants expired.

On May 11, 2012 the Company granted 750,000 warrants in connection with the long-term debt obligation, at an exercise price of US$0.56 ($0.57). Subsequently, the pro rata exercise price of the 1,500,000 warrants described above was adjusted due to the exercise rate of the 750,000 new warrants being lower than the original exercise price of the October 2010 warrants. The effect of this pro rata change was as follows: 500,000 at US$1.47 ($1.49), 500,000 at US$1.96 ($1.99) and 500,000 at US$2.46 ($2.50). The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar. The fair value of the warrant liability at the date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

In connection with a private placement offering completed during the three month period ended March 31, 2013, the Company granted an aggregate of 12,052,875 share purchase warrants, to the participants each exercisable into one common share as follows: 6,026,438 at US$0.50 ($0.51) exercisable between February 27, 2015 to March 11, 2015 and the remaining 6,026,437 at US$0.60 ($0.61) exercisable between February 27, 2018 to March 11, 2018. The exercise price of the 12,052,875 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar. As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar. The fair value of the warrant liability at the date of grant was $1,815,778 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 117.37%; risk free interest rate of 1.16%; and expected term of 3.5 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim statements of operations and comprehensive loss and deficit. The Company treated the compensation warrants as a liability upon their issuance.

As at March 31, 2013, the fair value of the warrant liability of $3,415,934 (December 31, 2012 - $202,713) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% expected volatility of 115.64% risk-free interest rate of 1.15% and expected term of 3.09 years.

8.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities, which were not included in diluted weighted average shares for the three month period ended March 31, 2013 and March 31, 2012, consist of outstanding stock options (3,480,452 and 3,122,952, respectively) and outstanding warrant grants (14,302,875 and 1,500,000, respectively).

The following table sets forth the computation of loss earnings per share:

	For the Three Months Ended March 31
	2013	2012
Numerator:
Net loss available to common shareholders	$(2,716,757)	$(819,848)
Denominator:
Weighted average number of common shares outstanding	43,535,459	37,829,822
Effect of dilutive common shares	-	-
Diluted weighted average number of common shares outstanding	43,535,459	37,829,822
Loss per share – Basic and diluted	$(0.06)	$(0.02)

9.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Three Months Ended March 31
	2013	2012
Accounts receivable	$(699,610)	$(193,581)
Inventories	(182,358)	84,798
Prepaid expenses and other receivables	(42,626)	24,426
Taxes recoverable	(27,817)	13,144
Accounts payable and accrued liabilities	(1,581,768)	(501,763)
	$(2,534,179)	$(572,976)

During the three month period ended March 31, 2013, there was $87,858 (2012 - $nil) in interest paid and $nil in taxes paid (2012 – $nil).

During the three month period ended March 31, 2013, there was $53,967 (2012 - $nil) of non-cash debt issuance costs expensed as amortization of assets (see note 6).

During the three month period ended March 31, 2013, broker warrants were issued and valued at $172,986 (2012 - $nil).

10.	Contingencies and Commitments

The Company has royalty, licensing and manufacturing agreements that have remained in effect for the Company during the quarter. In addition, there were no material changes to the lease agreement during the period.

(a)	License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd and Tribute Pharma Canada Inc. Included in this transaction were the following license agreements:

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Products. The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. The Company has agreed to a marketing budget for the first three years of not less than $3,750,000. On May 4, 2011, The Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the USA. The Company shall pay US$5,000,000 to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the USA.

On November 9, 2010, the Company signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement. The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the execution of this agreement - paid; and b) the following milestone payments; i) US$750,000 ($746,175) to be paid upon the earlier of the first commercial sale of the product or six months after all regulatory approvals. As per the second amendment of the License Agreement, a payment of US$250,000 ($245,200) was paid in October 2012, while the remaining US$500,000 ($497,450) was made on March 1, 2013. Additional payments are due as follows: ii) US$250,000 ($248,725) the first year in which annual net sales exceed US$2,500,000 ($2,487,250), iii) US$500,000 ($497,450) the first year in which the annual net sales exceed US$5,000,000 ($4,974,500), iv) US$750,000 ($746,175) the first year in which the annual net sales exceed US$7,500,000 ($7,461,750), v) US$1,000,000 ($994,900) the first year in which the annual net sales exceed US$10,000,000 ($9,949,000), vi) US$1,500,000 ($1,492,350) the first year the annual net sales exceed US$15,000,000 ($14,923,500), and vii) US$2,000,000 ($1,989,800) the first year in which the annual net sales exceed US$20,000,000 ($19,898,000). Royalty rates are tiered and payable at rates ranging from 22.5-25.0% of net sales. The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

On December 30, 2011, the Company signed a License Agreement to commercialize MycoVa in Canada. As of March 31, 2013 this product has not been filed with Health Canada and to-date no upfront payments have been paid. Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000. Upon Health Canada approval the Company shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000. Royalties are payable at rates ranging from 20% to 25% of net sales.

(b)	Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with certain officers and executives of the Company. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) by a change of control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $1,154,167 as of March 31, 2013 (December 31, 2012 - $1,314,167) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $1,520,000 (based on current base salaries).

11.	Significant Customers

During the three month period ended March 31, 2013, the Company had one significant customer that represented 48.7% of product sales (major wholesaler) (2012 – 52.8% (two major wholesalers). The Company believes that its relationship with this customer is satisfactory.

12.	Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former officer of the Company and his spouse) for consulting services. For the three month period ended, March 31, 2013, the Company recorded and paid an aggregate of $18,000 to LMT (2012 - $37,500) which has been recorded as selling, general and administrative expense in the condensed interim statements of operations and comprehensive loss and deficit.

See Note 7(a).

13.	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three month periods ended March 31, 2013 and 2012. The Company has non-capital loss carry-forwards at March 31, 2013 totaling approximately $7,700,000, which may be offset against future taxable income. If not utilized, the loss carry-forwards will expire between 2014 and 2033. The cumulative carry-forward pool of SR&ED expenditures that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at March 31, 2013 was $341,300.

14.	Segmented Information

The Company is a specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. The Company targets several therapeutic areas in Canada, but has a particular interest in products for the treatment of pain, dermatology and endocrinology/cardiology. The Company also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships. Currently, all of the Company’s manufacturing assets are located in Canada. All direct sales take place in Canada. Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries around the world.

Revenue for the periods ended March 31, 2013 and 2012 includes products sold in Canada and international sales of products. Revenue earned is as follows:

	For the Three Months Ended, March 31
Product sales	2013	2012
Domestic sales	$2,981,919	$2,363,366
International sales	331,338	520,025
Other revenue	10,883	16,763
Total product sales	$3,324,140	$2,900,154

	For the Three Months Ended, March 31
Royalty revenues	2013	2012
Royalty payments	$98,040	$-

The Company currently sells its own products and is in-licensing other products in Canada. In addition, revenues include products which the Company out-licenses in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea Turkey and the United Arab Emirates. The continuing operations reflected in the condensed interim statements of operations and comprehensive (loss) includes the Company’s activity in these markets.

15.	Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. During the three month period ended March 31, 2013, the Company had a foreign currency loss of $69,180 (2012 – $48,021). These amounts have been included in selling, general and administrative expenses in the condensed interim statement of operations and comprehensive (loss).

16.	Financial Instruments

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

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due. The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations. The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions. As at March 31, 2013, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

(c)	Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $1,920,511 (December 31, 2012 - $1,220,901). This amount is the total of the following financial assets: trade receivables and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

The Company is exposed to credit risk from its customers and continually monitors its customers’ credit. It establishes the provision for doubtful accounts based upon the credit risk applicable to each customer. In line with other pharmaceutical companies, the Company sells its products through a small number of wholesalers and retail pharmacy chains in addition to hospitals, pharmacies, physicians and other groups. Note 11 discloses the significant customer details and the Company believes that the concentrations on the Company’s customers are considered normal for the Company and its industry.

(d)	Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and certain European currencies. The Company’s long term debt is repayable in U.S. dollars, which may expose the Company to foreign exchange risk due to changes in value of the Canadian dollar. As March 31, 2013, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $147,500 and would increase/decrease both interest expense and net loss by approximately $4,500 for the three months ended March 31, 2013. The Company believes a near-term change in foreign exchange rates would not have a material adverse effect on the financial position or results of operations. Accordingly, the Company does not enter into financial hedging or other derivative contracts.

(e)	Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. The Company does not believe that the results of operations or cash flows would be materially affected to any significant degree by a sudden change in market interest rates relative to interest rates on the cash equivalents. At March 31, 2013, the Company had an outstanding long term debt balance of US$2,953,125 ($2,999,314), which bears interest monthly at the higher of 4% or the thirty day LIBOR rate plus 7%, which may expose the Company to market risk due to changes in interest rates. For the three month period ended March 31, 2013, a 1% increase in interest rates would increase interest expense and net loss by approximately $7,500. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 4% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Risk Factors," and elsewhere in this Form 10-Q. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. All amounts are stated in Canadian dollars unless otherwise stated and have been rounded to the nearest one hundredth  dollar.

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

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, any of which could cause actual results to vary materially from current results or the Company's anticipated future results. The Company assumes no responsibility to update the information contained herein except as required by law.

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

Acquisitions

Theramed

On June 19, 2012, the Company closed an agreement with Theramed Corporation ("Theramed"), a privately-held medical device company, thereby acquiring the exclusive rights to Collatamp G ®  for Canada. The initial term of the agreement to the exclusive Canadian rights ends March 31, 2018. The purchase of the exclusive rights was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $425,000. The Company acquired assets with a fair value of $500,026, consisting of inventories of $101,690, intangible assets of $208,000 and goodwill of $190,336. The value of goodwill is deductible for tax purposes. Liabilities of $75,026 were assumed in connection with the purchase. The acquisition of Collatamp G® will add significant benefit to the Company’s existing specialty care products, Neovisc® and Uracyst®. The addition of Collatamp G® will boost the synergies of the Company’s current portfolio of products and will also benefit the Company’s presence in the hospital and specialty care markets.

Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "Loan Agreement") with MidCap Funding III, LLC (the "Lender") for a 36 month term loan that is due May 11, 2015. The term loan allows for a total advancement of US$6,000,000 ($6,093,845). An amount of US$3,500,000 ($3,554,743) was drawn on execution of the Loan Agreement and the remainder will be advanced if the Company raises an amount of not less than US$6,000,000 ($6,093,845) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products. Advancement of the remainder of the loan is available until March 31, 2013, and subject to Lender review. The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement includes a financial covenant to raise not less than US$3,000,000 ($3,046,923) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership. As of March 31, 2013, the Company was in compliance with all Loan Agreement covenants, which included minimum revenue targets. The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company's ability to incur additional indebtedness. On February 27, 2013, the Company entered into amended agreements with Midcap as a result of the Company's amalgamation with Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. on October 1, 2012.

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

During the three months ended March 31, 2013, the Company accreted $24,300 (March 31, 2012 - $nil) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the statements of operations and comprehensive loss.

The Company also incurred $341,489 in financing fees and legal costs related to closing the Loan Agreement. These fees and costs are classified as debt issuance costs, and are included in long-term assets on the balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest rate method. During the three month period ended March 31, 2013, the Company amortized $53,968 (2011 – $nil) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the three month period ended March 31, 2013, the Company made principal repayments of US$328,125 ($333,257) and interest payments of US$87,327 ($88,689) under the Loan Agreement. The Company is scheduled to make the following principal and interest payments over the next three years ended December 31:

	2013	2014	2015

Principal payments	US$984,375 ($999,731)	US$1,312,500 ($1,333,029)	US$656,250 ($666,514)
Interest payments	US$211,449 ($214,748)	US$152,396 ($154,780)	US$20,587 ($21,762)

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

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013

Total revenue for the three month period ended March 31, 2013 increased by 18.0% to $3,422,200 compared to $2,900,200 in 2012. The underlying increase in sales was primarily attributable to the recent launch of Cambia® and licensing revenues of $98,000 offset in part by lower international sales.

The net loss after taxes for the three month period ended March 31, 2013 was $2,716,800 compared to a loss of $626,300 for the same period in the prior year. The increase in the net loss of $2,090,500 was primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses amounting to $930,600 to grow its existing products, marketing and sales expenses related to the launch of Cambia® as well as $1,317,000 increase in the warrant liability primarily related to the recently completed financing of US$4 545,000 ($4,662,700). Significant movements included:

Factors decreasing the net loss for three month period ended March 31, 2013 compared to the same period in the prior year:

●	Increased gross profit of $443,100 or 36.0% due to higher revenues of $522,000;

●	A reduction in research and development expense of $1,800 compared to the prior year;

Factors increasing the net loss for three month period ended March 31, 2013 compared to the same period in the prior year:

●	An increase in selling, general and administrative expenses of $930,600, explained below;

●	An increase in amortization of assets of $232,500;

●	A non-cash change in the warrant liability of $1,317,000 primarily related to the recently completed financing for US$4,545,000 ($4,662,700)

●	An increase in accretion expense of $3,600;

●	Increase in interest expense (net) of $90,600.

Excluding non-operating expenses for the three month period ended March 31, 2013 of $1,428,400 the net loss from operations was $1,603,200. This compares to the same period in the prior year net loss from operations of $883,200. The net operational loss represents higher selling, general and administrative costs offset in part by increases in product margins, detailed below.

Gross Profit and Cost of Sales

Gross profit for the three month period ended March 31, 2013 was $1,675,900, higher by 36.0%, or $443,100 compared to the same period in the prior year. Underlying improvements in gross profit for the three month period ended March 31, 2013 were due to additional gross profit of $46,100 from licensed domestic product net sales, incremental gross profit of $299,000 from other domestic and international product sales, and higher royalty and licensing revenues of $98,000.

Research and Development

For the three month period ended March 31, 2013, the Company recorded $nil (2012 - $1,800) in research and development expenses before tax credits. Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit. In prior years, the Company determined the collection of the tax credit was less than likely. No tax credits were recorded for the three month period ended March 31, 2013 or 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2013 were $2,949,600 compared to $2,019,000 for the same period in 2012. The increase of $930,600 or 46.1% is primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing and sales expenses related to the launch of Cambia®, as well as an increase in business development. There was also an increase of $15,900 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company during the three month period ended March 31, 2013 as compared to the same period in 2012.

Warrant Liability

The revaluation of the warrant liability for the three month period ended March 31, 2013 has resulted in an increase in the warrant expense of $1,317,000 (March 31, 2012 - $2,500 credit) being recorded. The increase primarily relates to the recently completed financing for US$4,545,000 ($4,662,700). Since the warrants are denominated in US dollars and the Company’s functional currency is in Canadian dollars, the fair market value of the warrants fluctuates from period to period. The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.

Interest and Other Income

Interest and other income for the three month period ended March 31, 2013 was $700 (March 31, 2012 - $3,500). The amount recorded in 2012 includes interest received on short-term investments. In 2013, the Company had no short-term investments, while during this period in 2012 the average interest earned was 0.84%.

Deferred Income Tax Recovery

During the three month period ended March 31, 2013 the Company recorded a deferred income tax recovery of $314,900 related to tax assets not previously recognized (2012 –$193,500). The Company expects to be able to use its deferred tax assets to offset the tax liability acquired.

Net Income (Loss)

The net loss for the three month period ended March 31, 2013 the year was $2,716,800, compared to a net loss in the prior year of $626,300. This equates to a loss of $(0.06) per share for the year compared to a loss of $(0.02) per share in for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $2,101,900 at March 31, 2013 compared with $2,283,900 at December 31, 2012. The change was due to the recently completed financing for US$4,545,000 ($4,662,700) offset in part by losses from operations and change in working capital.

Cash used by operations for the three month period ended March 31, 2013 was $3,705,800 (March 31, 2012 - $1,190,100) mainly as a result a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, to prepare for the launch of Cambia ® as well as an increase in business development activities. Also included are changes in non-cash operating assets and liabilities, which increased to $2,534,200 for the period (March 31, 2012 - $573,000 increase).

Cash used in investing activities for the three month period ended March 31, 2013 was $460,000 payment of the contingent liabilities, compared to $22,000 during the same period in 2012, which was used in additions to assets.

Cash provided by financing activities for the three month period ended March 31, 2013 was $3,928,300 (2012 - $nil) primarily from the recently completed financing the year ended for US$4,545,700 ($4,662,700), less share issuance costs of $403,700. Cash used in financing activities included principal repayments on the long term debt facility of $330,700.

The Company’s recent financing was completed in three tranches for net proceeds of US$4,231,800 ($4,337,600). Each Unit consisted of one common share of the Company stock at a price per Unit of $.40 ($0.41) and one-half of one Series A common share purchase warrant (a “Series A Warrant”) and one-half of one Series B common share purchase warrant (a “Series B Warrant”). In total 12,052,875 Common Shares; 6,026,438 of Series A and 6,026,437Series B warrants were issued.

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

RELATED PARTY TRANSACTIONS

Fees were paid to LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former interim officer of the Company and his spouse) for consulting services. For the three month period ended, March 31, 2013, the Company recorded and paid an aggregate of $18,000 to LMT (2012 - $37,500) which has been recorded as selling, general and administrative expense in the condensed interim statements of operations and comprehensive loss and deficit.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2013, the Company had one significant customers that represented 48.7% of product sales (major wholesaler) (2012 – 52.8% (two major wholesaler). The Company believes that its relationships with these customers are satisfactory

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended March 31, 2013, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

ITEM 1A.  RISK FACTORS.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________
* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUTE PHARMACEUTICALS CANADA INC.
(Registrant)

Date: May 14, 2013	By:	/s/ Rob Harris
Rob Harris
Chief Executive Officer (Principal Executive Officer)