Form 10-K/A
period 2012-12-31
Tribute Pharmaceuticals Canada Inc.
filed 2013-06-05
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Tribute Pharmaceuticals Canada Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 22, 2013 (the “Original Filing”). The purpose of this Amendment No. 1 is to file a revised Exhibit 10.37 to include all schedules and exhibits thereto. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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
4.5
Secured Promissory Note, dated May 11, 2012 issued to Midcap Funding III, LLC (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

4.6
Warrant, dated May 11, 2012 issued to Midcap Funding III, LLC (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

4.7
Amended and Restated Secured Promissory Note, dated February 27, 2013 issued to Midcap Funding III, LLC (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

4.8
Amended and Restated Warrant, dated February 27, 2013 issued to Midcap Funding III, LLC (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

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
10.23
Amendment to Option Plan – 2011 dated June 22, 2011 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

10.24	Japanese Patent No. 4778888 dated July 8, 2011 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

10.25
Executive Employment Agreement, effective December 1, 2011, by and between Stellar Pharmaceuticals Inc. and Rob Harris (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 12, 2013 and incorporated herein by reference).

10.26
Executive Employment Agreement, effective December 1, 2011, by and between Stellar Pharmaceuticals Inc. and Scott Langille (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on April 12, 2013 and incorporated herein by reference).

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

10.37	Loan and Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., Tribute Pharma Canada Inc., Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC. *†
10.38
General Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., and Midcap Funding III, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Commission on March 21, 2013 and incorporated herein by reference).

10.39
General Security Agreement, dated May 11, 2012, by and between Tribute Pharma Canada Inc.,. and Midcap Funding III, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

10.40
General Security Agreement, dated May 11, 2012, by and between Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

10.41
Intellectual Property Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., Tribute Pharma Canada Inc., Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

10.42
Canadian Collateral Pledge Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc. and Midcap Funding III, LLC (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

10.43
Confirmation of Security Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

10.44
Confirmation of Intellectual Property Security Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

10.45
Termination of Canadian Collateral Pledge Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

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
_____________
*  Filed herewith

**  Filed as Exhibit 101 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference.

†  Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUTE PHARMACEUTICALS CANADA INC.
(Registrant)

Date: June 5, 2013	By:	/s/ Scott Langille
Scott Langille
Chief Financial Officer