Form 10-Q
period 2013-06-30
Tribute Pharmaceuticals Canada Inc.
filed 2013-08-13
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

151 Steeles Avenue, East Street, Milton, Ontario, Canada L9T 1Y1
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

The number of outstanding common shares, no par value, of the Registrant at: June 30, 2013: 50,972,542

TRIBUTE PHARMACEUTICALS CANADA INC.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at June 30, 2013	As at December 31, 2012
ASSETS
Current
Cash and cash equivalents	$1,320,669	$2,283,868
Accounts receivable, net of allowance of $nil (December 31, 2012 - $nil)	1,319,285	1,205,087
Inventories (Note 2)	1,120,935	1,000,557
Taxes recoverable	404,883	261,400
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 3)	228,849	118,910
Current portion of debt issuance costs, net (Note 6)	152,975	185,403
Total current assets	4,563,410	5,071,039
Property, plant and equipment, net (Note 4)	1,123,668	1,159,375
Intangible assets, net (Note 5)	10,364,845	10,883,179
Goodwill	3,599,077	3,599,077
Debt issuance costs, net (Note 6)	55,528	115,862
Total assets	$19,706,528	$20,828,532

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 12)	$3,440,976	$5,455,664
Current portion of long term debt (Note 6)	1,379,700	1,305,840
Warrant liability (Note 7c)	2,949,367	202,213
Total current liabilities	7,770,043	6,963,717
Long term debt (Note 6)	1,277,687	1,815,791
Deferred tax liability	-	314,900
Total liabilities	9,047,730	9,094,408

Contingencies and commitments (Notes 6 and 10)

SHAREHOLDERS’ EQUITY
AUTHORIZED
Unlimited non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited common shares with no par value
ISSUED (Note 7a)
Common shares 50,972,542 (December 31, 2012 - 39,610,042)	19,927,121	17,589,957
Additional paid-in capital options (Note 7b)	2,157,692	1,867,723
Deficit	(11,426,015)	(7,723,556)
Total shareholders’ equity	10,658,798	11,734,124
Total liabilities and shareholders’ equity	$19,706,528	$20,828,532

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM STATEMENTS OF OPERATIONS,
 COMPREHENSIVE (LOSS) AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2013	2012	2013	2012
Revenues
Licensed domestic product net sales	$2,242,649	$1,930,789	$4,136,289	$3,836,651
Other domestic product sales	729,183	656,895	1,828,345	1,131,162
International product sales	358,215	303,378	689,553	823,403
Royalty and licensing revenues	-	-	98,040	-
Total revenues (Note 14)	3,330,047	2,891,062	6,752,227	5,791,216

Cost of Sales
Licensor sales and distribution fees	1,473,246	1,352,845	2,761,725	2,699,618
Cost of products sold	365,578	274,810	823,341	595,400
Total Cost of Sales	1,838,824	1,627,655	3,585,066	3,295,018
Gross Profit	1,491,223	1,263,407	3,167,161	2,496,198
Expenses
Selling, general and administrative (Notes 12 and 15)	2,507,117	2,090,965	5,456,721	4,108,538
Amortization of assets (non-manufacturing property, plant and equipment)	334,487	127,426	664,059	224,463
Total operating expenses	2,841,604	2,218,391	6,120,780	4,333,001
(Loss) from operations	(1,350,381)	(954,984)	(2,953,619)	(1,836,803)

Non-operating income (expenses)
Change in warrant liability (Note 7c)	466,566	134,671	(850,475)	137,213
Cost of extending the warrant expiration	-	(135,157)	-	(135,157)
Change in fair value of contingent consideration	-	-	-	79,724
Research and development	-	(6,574)	-	(8,326)
Accretion expense	(22,984)	(33,703)	(47,229)	(54,367)
Interest income	1,242	2,527	1,967	6,032
Interest expense	(80,145)	(59,302)	(168,003)	(60,686)
(Loss) and comprehensive (loss) before tax	(985,702)	(1,052,522)	(4,017,359)	(1,872,370)
Deferred income tax (recovery) (Note 13)	-	(321,100)	(314,900)	(514,600)
Net (loss) and comprehensive (loss) for the period	$(985,702)	$(731,422)	$(3,702,459)	$(1,357,770)
Deficit, beginning of period	(10,440,313)	(5,000,938)	(7,723,556)	(4,374,590)
Deficit, end of period	$(11,426,015)	$(5,732,360)	$(11,426,015)	$(5,732,360)
Loss per share (Note 8) - Basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.04)

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Six Month Period Ended June 30
	2013	2012
Cash flows from (used in) operating activities
Net (loss)	$(3,702,459)	$(1,357,770)
Items not affecting cash:
Deferred income tax (recovery)	(314,900)	(514,600)
Amortization	673,579	254,145
Changes in warrant liability (Note 7c)	850,475	(137,214)
Cost of extending the warrant expiration	-	135,157
Changes in fair value of contingent consideration	-	(79,724)
Stock-based compensation (Note 7b)	289,969	320,423
Accretion expense	47,229	54,367
Change in non-cash operating assets and liabilities (Note 9)	(2,042,686)	(278,495)
Cash flows (used in) operating activities	(4,198,793)	(1,603,711)
Cash flows from (used in) investing activities
Additions to property, plant and equipment	(19,996)	(15,489)
Payment of contingent liability	(460,000)	-
Increase to patents and licensing agreements	(6,780)	(442,020)
Cash flows (used in) investing activities	(486,776)	(457,509)
Cash flows from (used in) financing activities
Financing costs deferred	-	(343,934)
Long term debt issued	-	3,500,000
Units issued (Note7a)	4,662,700	-
Long term debt repayment	(663,939)	-
Share issuance costs	(428,857)	-
Cash flows from financing activities	3,569,904	3,156,066
Changes in cash and cash equivalents	(1,115,665)	1,094,846
Change in cash due to changes in foreign exchange	152,466	66,851
Cash and cash equivalents, beginning of period	2,283,868	2,227,973
Cash and cash equivalents, end of period	$1,320,669	$3,389,670

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

1.	Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the financial statements for Tribute Pharmaceuticals Canada Inc.’s (formerly Stellar Pharmaceuticals Inc.) ("Tribute" or the "Company") most recently completed fiscal year ended December 31, 2012.  These condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These unaudited condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2012.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2013, and the results of its operations for the three and six month periods ended June 30, 2013 and 2012 and its cash flows for the six month periods ended June 30, 2013 and 2012.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

2.	Inventories

	June 30, 2013	December 31, 2012
Raw materials	$238,810	$215,332
Finished goods	438,553	284,147
Packaging materials	56,695	91,476
Work in process	386,877	409,602
	$1,120,935	$1,000,557

3.	Prepaid Expenses and Other Receivables

	June 30, 2013	December 31, 2012
Prepaid operating expenses	$223,224	$113,735
Interest receivable on loan receivables	5,625	5,175
	$228,849	$118,910

4.	Property, Plant and Equipment

	June 30, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	254,430	363,824
Leasehold improvements	10,359	1,554	8,805
Office equipment	61,308	46,218	15,090
Manufacturing equipment	1,103,525	567,808	535,717
Warehouse equipment	17,085	16,404	681
Packaging equipment	111,270	46,873	64,397
Computer equipment	123,314	78,160	45,154
	$2,135,115	$1,011,447	$1,123,668

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	238,973	379,281
Leasehold improvements	10,359	518	9,841
Office equipment	61,315	44,137	17,178
Manufacturing equipment	1,103,523	541,880	561,643
Warehouse equipment	17,085	15,989	1,096
Packaging equipment	111,270	42,302	68,968
Computer equipment	103,313	71,945	31,368
	$2,115,119	$955,744	$1,159,375

5.	Intangible Assets

	June 30, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$242,221	$33,822	$208,399
Licensing asset	1,005,820	58,028	947,792
Licensing agreements	10,212,000	1,003,346	9,208,654
	$11,460,041	$1,095,196	$10,364,845

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$235,441	$28,139	$207,302
Licensing asset	1,005,820	19,343	986,477
Licensing agreements	10,212,000	522,600	9,689,400
	$11,453,261	$570,082	$10,883,179

Amortization expense of intangible assets for the three and six month periods ended June 30, 2013 were $262,574 and $525,114 (2012 - $88,912 and $172,803).

The Company has patents pending of $88,634 at June 30, 2013 (December 31, 2012 - $81,854).

6.	Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "Loan Agreement") with MidCap Funding III, LLC (the "Lender") for a 36 month term loan that is due May 11, 2015.  The term loan allowed for a total advancement of US$6,000,000 ($6,307,200).  An amount of US$3,500,000 ($3,554,743) was drawn on execution of the Loan Agreement and the remainder was available to be advanced if the Company raised an amount of not less than US$6,000,000 ($6,307,200) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  The availability of advancements of the remainder of the loan expired on March 31, 2013.  The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness.  The Loan Agreement included a financial covenant to raise not less than US$3,000,000 ($3,046,923) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013 (see Note 7a).  As of June 30, 2013, the Company was in compliance with all Loan Agreement covenants, which included minimum revenue targets.

Payments are due monthly, with the first six (6) payments being interest-only, with principal and interest payments due thereafter.  Interest is calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%.

In connection with the Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.59).  The grant date fair value of the warrants was $312,000.  Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying financial statements.  The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability.  The discount to the carrying value of the loan is being amortized as a non-cash interest expense over the term of the loan using the effective interest rate method.  The grant date fair value of the warrants was determined using the Black-Scholes model with the following assumptions: expected volatility of 124.6%, a risk-free interest rate of 1.48%, an expected life of five years, and no expected dividend yield.

During the three and six month periods ended June 30, 2013, the Company accreted $22,984 and $47,229, respectively (2012 - $13,038 and $13,038, respectively) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the statements of operations, comprehensive loss and deficit.

The Company also incurred $341,489 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs on the balance sheets.  These assets are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest rate method.  During the three and six month periods ended June 30, 2013, the Company amortized $38,795 and $92,762, respectively (2012 – $30,779 and $30,779, respectively) in non-cash interest expense, which is included in amortization expense on the statements of operations, comprehensive loss and deficit.

During the six month period ended June 30, 2013, the Company made principal payments of US$656,250 ($663,939) (2012 - $nil) and interest payments of US$167,368 ($169,154) (2012 – US$22,458 ($23,312)) under the Loan Agreement.  The Company is scheduled to make the following principal and interest payments over the next three years ended December 31:

	2013	2014	2015
Principal payments	US$656,250 ($689,850)	US$1,312,500 ($1,379,700)	US$656,250 ($689,850)

Interest payments	US$131,508 ($138,241)	US$152,396 ($160,199)	US$20,587 ($21,641)

See Note 17.

7.	Capital Stock

(a)	Common Shares

During the year ended December 31, 2012, the Company issued 2,000,000 common shares related to a contingent liability recorded on December 1, 2011. The difference between the fair value of these shares at December 31, 2011 and the fair value on the date of issuance was a credit of $79,724 which was recorded as a reduction of expense to the “change in fair value of contingent consideration” on the statements of operations, comprehensive loss and deficit.

During the six month period ended June 30, 2013, the Company completed a private placement offering in which 11,362,500 units were issued at a price of US$0.40 ($0.41) per unit for gross proceeds of US$4,545,000 ($4,662,700).  As a part of the private placement, the Company granted 11,362,500 common share purchase warrants to the participants, exercisable as follows: each unit consisted of one common share  of the Company's stock and one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a "Series B Warrant"). Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company at any time during the period ending 24 months after the date of issuance at a price of US$0.50 ($0.53) per common share.  Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company at a price of US$0.60 ($0.63) per share at any time during the period ending 60 months after the date of issuance.  The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001 per warrant if certain conditions are met including the common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 (subject to adjustment for stock splits, recapitalizations and other corporate transactions) with average daily volume during such period of at least US$30,000.  Directors, officers and individuals related to directors purchased 5,937,500 units for gross proceeds of US$2,375,000 ($2,412,147) pursuant to this private placement.

In connection with the private placement, the Company paid cash commissions of US$248,219 ($252,101) and issued 345,188 Series A broker warrants and 345,188 Series B broker warrants valued at US$168,491 ($172,986).  See note 7c.  Each Series A broker warrant entitles the holder to purchase one common share at an exercise price of US$0.50 ($0.53) for a period of twenty four months.  Each Series B broker warrant entitles the holder to purchase one common share at an exercise price of $0.60 ($0.63) for a period of 60 months after the date of issuance.  Total other issuance costs associated with this private placement were $176,756.  The Series B broker warrants also contain a call right similar to the Series B Warrant described above.

	Number of Shares	Amount
Balance, December 31, 2012	39,610,042	$17,589,957
Common shares issued	11,362,500	4,662,700
Common share purchase warrants – valuation		(1,723,693)
Share issuance costs		(428,857)
Broker warrants – valuation allocation		(172,986)
Balance, March 31, 2013 and June 30, 2013	50,972,542	$19,927,121

(b)	Stock Based Compensation

During the three and six month periods ended June 30, 2013, there were 723,750 and  1,006,250  options granted to officers and employees of the Company (2012 – 50,000 and 245,000, respectively).  The exercise price of 286,250 of these options is $0.40, with quarterly vesting terms at 25% on each of March 31, June 30, September 30 and December 31, 2014, upon achieving certain financial objectives.  Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  The grant date fair value of these options was estimated as $0.33 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 1.49%; and expected term of 5 years.

The remaining 720,000 options had an exercise price of $0.42, with vesting as to one-twelfth at the end of each fiscal quarter over a three year period, commencing on September 30, 2013.  The grant date fair value of these options was estimated as $0.34 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; risk free interest rate of 1.84%; and expected term of 5 years.

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

For the three and six month periods ended June 30, 2013, the Company recorded $115,482 and $289,969, respectively (2012 – $161,856 and $320,399, respectively) as compensation expense for options previously issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative expense on the condensed interim statements of operations, comprehensive loss and deficit.  Due to termination of employment, 15,000 options issued to employees in 2012 and 25,000 options in 2013 were removed from the number of options issued.

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2012	$1,867,723
Expense recognized for options issued to employees/directors	289,969
Balance, June 30, 2013	$2,157,692

The total number of options outstanding as at June 30, 2013 was 4,183,752 (December 31, 2012 – 3,212,952).

The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 5,097,254 shares as at June 30, 2013 (December 31, 2012 –3,961,004).

The weighted average fair value of options expensed during the three and six month periods ended June 30, 2013 was estimated at $0.48 and $0.48, respectively  (2012 - $0.50 and $0.51, respectively).

(c)	Warrants

As at June 30, 2013, the following warrants were outstanding:

Expiry Date	Number of Warrants	Weighted Average Exercise Price			Fair Value
May 11, 2017	750,000	$	US0.56	($0.59)	$220,752
February 27, 2015	4,429,688	$	US0.50	($0.53)	$651,908
February 27, 2018	4,429,687	$	US0.60	($0.63)	$1,350,381
March 5, 2015	1,253,000	$	US0.50	($0.53)	$185,719
March 5, 2018	1,253,000	$	US0.60	($0.63)	$381,975
March 11, 2015	343,750	$	US0.50	($0.53)	$53,841
March 11, 2018	343,750	$	US0.60	($0.63)	$104,791
	12,802,875	$	US0.55	($0.58)	$2,949,367

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.52), 500,000 at US$2.00 ($2.03) and 500,000 at US$2.50 ($2.54) each for a period of 18 months, ending on April 8, 2012.  The exercise price of the 1,500,000 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  On April 5, 2012, the Company granted a one year extension on these warrants and recorded $135,157 to cost of extending the warrant expiration on the condensed interim statements of operations, comprehensive loss and deficit.  The fair value of these warrants on date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 107%; risk free interest rate of 1.43%; and expected term of 1 year.  These warrants expired during the six month period ended June 30, 2013.

On May 11, 2012, the Company granted 750,000 warrants in connection with the long-term debt obligation, at an exercise price of US$0.56 ($0.59).  Subsequently, the pro rata exercise price of the 1,500,000 warrants described above was adjusted due to the exercise rate of the 750,000 new warrants being lower than the original exercise price of the October 2010 warrants.  The effect of this pro rata change was as follows: 500,000 at US$1.47 ($1.49), 500,000 at US$1.96 ($1.99) and 500,000 at US$2.46 ($2.50).  The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

In connection with a private placement offering completed during the six month period ended June 30, 2013, the Company granted an aggregate of 12,052,875 share purchase warrants, to the participants each exercisable into one common share as follows:  6,026,438 at US$0.50 ($0.53) exercisable on or before March 11, 2015 and the remaining 6,026,437 at US$0.60 ($0.63) exercisable on or before March 11, 2018.  The exercise price of the 12,052,875 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant was $1,896,679 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 117.37%; risk free interest rate of 1.16%; and expected term of 3.5 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a different currency other than an entity’s functional currency should not be classified as equity.  As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim statements of operations, comprehensive loss and deficit.  The Company treated the compensation warrants as a liability upon their issuance.

As at June 30, 2013, the fair value of the warrant liability of $2,949,367 (December 31, 2012 - $202,213) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (December 31, 2012 – 0%) expected volatility of 110.2% (December 31, 2012 – 108.4%) risk-free interest rate of 1.55% (December 31, 2012 – 1.20%) and expected term of 3.21 years (December 31, 2012 – 1.65 years).

8.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period.  The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Potentially dilutive securities, which were not included in diluted weighted average shares for the three and six month periods ended June 30, 2013 and June 30, 2012, consist of outstanding stock options (4,183,752 and 3,172,952, respectively) and outstanding warrant grants (12,802,875 and 2,250,000, respectively).

The following table sets forth the computation of (loss) per share:

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2013	2012	2013	2012
Numerator:
Net (loss) available to common shareholders	$(985,702)	$(731,422)	$(3,702,459)	$(1,357,770)
Denominator:
Weighted average number of common shares	50,972,542	39,610,042	45,274,545	38,719,932
Effect of dilutive common shares	-	-	-	-
Diluted weighted average number of common shares outstanding	50,972,542	39,610,042	45,274,545	38,719,932
(Loss) per share – basic and diluted	$(0.02)	$(0.02)	(0.08)	$(0.04)

9.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Six Months Ended June 30
	2013	2012
Accounts receivable	$(114,198)	$(152,371)
Inventories	(120,378)	(18,078)
Prepaid expenses and other receivables	(109,939)	(1,012)
Taxes recoverable	(143,483)	(13,435)
Accounts payable and accrued liabilities	(1,554,688)	(93,599)
	$(2,042,686)	$(278,495)

During the six month period ended June 30, 2013, there was $168,003 (2012 - $57,511) in interest paid and $nil in taxes paid (2012 – $nil).

During the six month period ended June 30, 2013, there was $92,762 (2012 - $30,779) of non-cash debt issuance costs expensed as amortization of assets (see note 6).

During the six month period ended June 30, 2013, broker warrants were issued and valued at $172,986 (2012 - $nil).

10.	Contingencies and Commitments

The Company has royalty, licensing and manufacturing agreements that have remained in effect for the Company during the quarter.  In addition, there were no material changes to the lease agreements during the period.

(a)	License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc.  Included in this transaction were the following license agreements:

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Products”).  On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Products in Canada.  On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Products.  The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line.  The Company agreed and fulfilled a marketing budget for the first three years of not less than $3,750,000.  On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the USA.  The Company shall pay US$5,000,000 to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the USA.

On November 9, 2010, the Company signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada.  On August 11, 2011, the Company and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement.  The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the execution of this agreement - paid; and b) the following milestone payments; i) US$750,000 ($742,650) to be paid upon the earlier of the first commercial sale of the product or six months after all regulatory approvals.  As per the second amendment of the License Agreement, a payment of US$250,000 ($245,200) was paid in October 2012, while the remaining US$500,000 ($497,450) was made on March 1, 2013.  Additional one-time performance based sales milestones are due as follows: ii) US$250,000 ($262,800) the first year in which  annual net sales exceed US$2,500,000 ($2,628,000), iii) US$500,000 ($525,600) the first year in which the annual net sales exceed US$5,000,000 ($5,256,000),  iv) US$750,000 ($788,400) the first year in which the annual net sales exceed US$7,500,000 ($7,884,000), v) US$1,000,000 ($1,051,200) the first year in which the annual net sales exceed US$10,000,000 ($10,512,000), vi) US$1,500,000 ($1,576,800) the first year the annual net sales exceed US$15,000,000 ($15,768,000), and vii) US$2,000,000 ($2,102,400) the first year in which the annual net sales exceed US$20,000,000 ($21,024,000).  Royalty rates are tiered and payable at rates ranging from 22.5-25.0% of net sales.  The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

On December 30, 2011, the Company signed a License Agreement to commercialize MycoVa in Canada.  As of June 30, 2013 this product has not been filed with Health Canada and to-date no upfront payments have been paid.  Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000.  Upon Health Canada approval the Company shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000.  Royalties are payable at rates ranging from 20% to 25% of net sales.

(b)	Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with certain officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) by a change of control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $1,112,200 as of June 30, 2013 (December 31, 2012 - $1,314,167) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $1,527,200 (based on current base salaries).

11.	Significant Customers

During the three month period ended June 30, 2013, the Company had two significant wholesale customers that represented 55.0% of product sales (2012 – 55.3% (two major wholesalers)).

During the six month period ended June 30, 2013, the Company had two significant wholesale customers that represented 57.5% of product sales (2012 – 54.1% (two major wholesalers)).

The Company believes that its relationship with these customers is satisfactory.

12.	Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former officer of the Company and his spouse) for consulting services.  For the three and six month periods ended June 30, 2013, the Company recorded and paid an aggregate of $18,000 and $36,000, respectively to LMT (2012 - $37,500 and $75,000, respectively) which has been recorded as selling, general and administrative expense in the condensed interim statements of operations,  comprehensive loss and deficit.

Included in accounts payables and accrued liabilities as at June 30, 2013 is an amount advanced from a director of the Company totaling $50,000 (December 31, 2012 - $nil).  This amount is non-interest bearing and has no fixed terms of repayment.

See Note 7(a).

13.	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the six month periods ended June 30, 2013 and 2012. The Company has non-capital loss carry-forwards at June 30, 2013 totaling approximately $8,700,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2014 and 2033.  The cumulative carry-forward pool of SR&ED expenditures as at June 30, 2013, that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at June 30, 2013 was $341,300.

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

Revenue for the three and six month periods ended June 30, 2013 and 2012 includes products sold in Canada and international sales of products. Revenue earned is as follows:

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2013	2012	2013	2012
Product sales:
Domestic sales	$2,959,865	$2,579,562	$5,941,784	$4,942,927
International sales	358,215	303,378	689,552	823,403
Other revenue	11,967	8,122	22,851	24,886
Total	$3,330,047	$2,891,062	$6,654,187	$5,791,216

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2013	2012	2013	2012
Royalty revenues:
Royalty revenues	-	-	98,040	-
Total	$-	$-	$98,040	$-

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses throughout most countries in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey and the United Arab Emirates.  The operations reflected in the condensed interim statements of operations, comprehensive loss and deficit includes the Company’s activity in these markets.

15.	Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business.  During the three and six month periods ended June 30, 2013, the Company had a foreign currency loss of $27,084 and $96,264, respectively (2012 – $30,900 and $78,900).  These amounts have been included in selling, general and administrative expenses in the condensed interim statement of operations, comprehensive loss and deficit.

16.	Financial Instruments

(a)	Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, accounts payables and accrued liabilities are a reasonable estimate of their fair values because of the short maturity of these instruments.

Warrant liability is a financial liability where fluctuations in market rates will affect the fair value of this financial instrument.  The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:

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

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due.  The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations.  The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions. As at June 30, 2013, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

(c)	Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $1,335,099 (December 31, 2012 - $1,220,901).  This amount is the total of the following financial assets: accounts receivables and loan receivable.  The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO.  The Company’s long term debt is repayable in U.S. dollars, which may expose the Company to foreign exchange risk due to changes in the value of the Canadian dollar.  As at June 30, 2013, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $131,500 and would increase/decrease both interest expense and net loss by approximately $4,000 for the six months ended June 30, 2013.  The Company believes a near-term change in foreign exchange rates would not have a material adverse effect on the financial position or results of operations.  Accordingly, the Company does not enter into financial hedging or other derivative contracts.

(e)	Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt.  The Company does not believe that the results of operations or cash flows would be materially affected to any significant degree by a sudden change in market interest rates relative to interest rates on the cash equivalents.  At June 30, 2013, the Company had an outstanding long term debt balance of US$2,625,000 ($2,657,387), which bears interest annually at the higher of 4% or the thirty day LIBOR rate plus 7% computed monthly, which may expose the Company to market risk due to changes in interest rates.  For the six month period ended June 30, 2013, a 1% increase in interest rates would increase interest expense and net loss by approximately $13,287. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 4% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

17.           Subsequent events

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 (the "Loan") which may be increased by an additional US$2,000,000 at the Company's request on or before December 31, 2014.  SWK served as the agent, under the Credit Agreement.  The Loan matures on August 8, 2018. interest and principal under the Loan will be paid by a Revenue Based Payment that is charged on quarterly revenues of the Company, applied in the following priority (i) first to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each quarter after August 8, 2014, to the payment of all principal of the Loans up to a maximum of US$650,000 in respect of any quarter.  All amounts applied under the Revenue Based Payment will be made to each Lender according to its pro-rata share of the Loan.  The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Borrower's assets, the Loan shall be due and payable. The Lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment.  Pursuant to the terms of the Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the Lenders a security interest in substantially all of the Company’s assets (the "Collateral").  The Credit Agreement contains certain affirmative and negative covenants.  The obligations under the Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Credit Agreement.  In connection with the Loan the Company issued SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954, at any time prior to August 8, 2020.  Bloom Burton & Co. from Toronto, Ontario, Canada acted as Tribute’s agent on the above mentioned transaction and is entitled to a fee of 4% on the amounts actually borrowed above US$3.5 million.

Pursuant to the above Credit Agreement, the Loan agreement with MidCap Funding III, LLC was repaid in full.  See Note 6.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as "plan," "may," "will," “expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2012 and other periodic reports filed with the United States Securities and Exchange Commission ("SEC"). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. License fees which are comprised of initial fees and milestone payments are recognized upon achievement of each such milestone, provided the milestone is meaningful, and provided that collectability is reasonably assured and other revenue recognition criteria are met. Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Upfront fees and other amounts received in excess of revenue recognized are recorded as deferred revenues.

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

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically 0.5% to 2% prompt payment discount when payment is received within, 15 to 20 days from the date of invoice.

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

Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "Loan Agreement") with MidCap Funding III, LLC (the "Lender") for a 36 month term loan that is due May 11, 2015.  The term loan allowed for a total advancement of US$6,000,000 ($6,307,200).  An amount of US$3,500,000 ($3,554,743) was drawn on execution of the Loan Agreement and the remainder was available to be advanced if the Company raised an amount of not less than US$6,000,000 ($6,307,200) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  The availability of advancements of the remainder of the loan expired on March 31, 2013.  The Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness. The Loan Agreement included a financial covenant to raise not less than US$3,000,000 ($3,046,923) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013.  As of June 30, 2013, the Company was in compliance with all Loan Agreement covenants, which included minimum revenue targets.

Payments are due monthly, with the first six (6) payments being interest-only, with principal and interest payments due thereafter.  Interest is calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%.

In connection with the Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.59).  The grant date fair value of the warrants was $312,000.  Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying financial statements.  The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability. The discount to the carrying value of the loan is being amortized as a non-cash interest expense over the term of the loan using the effective interest rate method.  The grant date fair value of the warrants was determined using the Black-Scholes model with the following assumptions: expected volatility of 124.6%, a risk-free interest rate of 1.48%, an expected life of five years, and no expected dividend yield.

During the three and six month periods ended June 30, 2013, the Company accreted $22,984 and $47,229, respectively (2012 - $13,038 and $13,038, respectively) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the statements of operations and comprehensive loss.

The Company also incurred $341,489 in financing fees and legal costs related to closing the Loan Agreement.  These fees and costs are classified as debt issuance costs, and are included in long-term assets on the balance sheets.  These assets are being amortized as a non-cash interest expense over the term of the outstanding loan using the effective interest rate method.  During the three and six month periods ended June 30, 2013, the Company amortized $38,795 and $92,762, respectively (2012 – $30,779 and $30,779, respectively) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the six month period ended June 30, 2013, the Company made principal payments of US$656,250 ($663,939) (2012 - $nil) and interest payments of US$167,368 ($169,154) (2012 – US$22,458 ($23,312)) under the Loan Agreement.  The Company is scheduled to make the following principal and interest payments over the next three years ended December 31:

	2013	2014	2015
Principal payments	US$656,250 ($689,850)	US$1,312,500 ($1,379,700)	US$656,250 ($689,850)

Interest payments	US$131,508 ($138,241)	US$152,396 ($160,199)	US$20,587 ($21,641)

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

OVERVIEW

The second quarter of 2013 was highlighted by the following events:

●
IMS, an audited third party provider of sales data, reported a 50% increase in total prescriptions written for Cambia in Q2 - 2013 when compared to Q1 - 2013 and a 40% increase in new prescriptions during this same three month period.  For the month of June 2013, IMS reported that Cambia achieved a 1% market share for all new prescriptions within our defined target market of migraine products in Canada.

●
Preparations are underway to file an Investigational New Drug application with the U.S. Food and Drug Administration (the “FDA”) in Q4 - 2013 for Bezalip SR which will compete in the US fibrate market.

Subsequent to the end of the second quarter the Company disclosed the following event:

●
On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 (the "Loan") which may be increased by an additional US$2,000,000 at the Company's request, on or before December 31, 2014.  SWK served as the agent, under the Credit Agreement.  The Loan matures on August 8, 2018.  The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In connection with the Loan the Company issued SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954, at any time prior to August 8, 2020.  The Company will exercise its rights under the MidCap agreement to prepay the outstanding balance of the term loan with Midcap contemporaneously with the closing of the Credit Agreement with SWK.  Subsequent to completion of the SWK financing and upon the prepayment to Midcap, Tribute will have cash remaining of approximately US$4,000,000, plus the ability to draw an additional US$2,000,000 for pending business development initiatives or other purposes.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Total revenue for the three month period ended June 30, 2013 increased by 15.2% to $3,330,000 compared to $2,891,100 for the same period in 2012. The increase in sales was attributable to an increase in Licensed Domestic Product Net Sales of $311,900. In addition, there was an increase in Other Domestic Product Sales of $72,300 and growth in International Product Sales of $54,800.

For the six month period ended June 30, 2013 total revenues from all sources increased by 16.6% or $961,000 to $6,752,200 compared to $5,791,200 for the same period in 2012. The increase in sales was attributable to an increase in Licensed Domestic Product Net Sales of $299,600, an increase in Other Domestic Product Sales of $672,200 a decrease in International Product Sales of $133,800 and $98,000 of Royalty and Licensing Revenue in each case, as compared to the same period in 2012.

The net loss before taxes for the three month period ended June 30, 2013 was $985,700 compared to a loss of $1,052,500 for the same period in the prior year.

Main factors decreasing the net loss for three month period ended June 30, 2013 compared to the same period in the prior year include:

●	Increased gross profit of $227,800 or 18.0% due to higher revenues of $439,000;
●	A reduction in research and development expense of $6,600;
●	A reduction in the warrant liability of $467,100;
●	A decrease in accretion expense of $10,700.

Factors increasing the net loss for three month period ended June 30, 2013 compared to the same period in the prior year include:

●	An increase in selling, general and administrative expenses of $416,200, explained below;
●	An increase in amortization of assets of $207,100;
●	Increase in interest expense and interest income of $22,100.

Excluding non-operating income for the three month period ended June 30, 2013 of $364,700; the net loss from operations was $1,350,400. This compares to the prior period net loss from operations of $955,000. The increase in the operational loss represents higher selling, general and administrative costs offset in part by increases in gross profit, detailed below.

For the six month period ended June 30, 2013, the net loss before tax was $4,017,400 compared to a net loss of $1,872,400 for the same period in the prior year.

Main factors decreasing the net loss for the six month period ended June 30, 2013 compared to the same period in the prior year include:

●	Increased gross profit of $671,000 or 26.9% due to higher revenues of $961,000;
●	A reduction in research and development expense of $8,300;
●	A decrease in accretion expense of $7,100.

Factors increasing the net loss for the six month period ended June 30, 2013 compared to the same period in the prior year include:

●	An increase in selling, general and administrative expenses of $1,348,200, explained below;
●	An increase in the warrant liability $852,500 due primarily to the private placement completed in Q1, 2013;
●	An increase in amortization of assets of $439,600;
●	An increase in interest expense net of interest income of $111,400.

Excluding non-operating expenses for the six month period ended June 30, 2013 of $1,063,800; the net loss from operations was $2,953,600. This compares to the prior period net loss from operations of $1,836,800. The increase in the operational loss represents higher selling, general and administrative costs offset in part by increases in gross profit, detailed below.

Gross Profit and Cost of Sales

Gross profit for the three month period ended June 30, 2013 was $1,491,200, higher by 18.0%, or $227,800 compared to the same period in the prior year. Underlying improvements in gross profit for the three month period ended June 30, 2013 were due to additional gross profit of $191,500 from Licensed Domestic Product Net Sales and  $36,400 from Other Domestic Product sales and International Product Sales.

For the six month period ended June 30, 2013 gross profit was $3,167,200, higher by 26.9%, or $671,000 compared to the same period in the prior year. Underlying improvements in gross profit for the six month period ended June 30, 2013 were due to additional gross profit of $237,500 from Licensed Domestic Product Net Sales, $335,400 from Other Domestic Product Sales and International Product Sales and $98,000 from Royalty and Licensing Revenues.

Research and Development

For the three month period ended June 30, 2013, the Company recorded $nil (2012 - $6,600) in research and development expenses before tax credits. Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit. In prior years, the Company determined the collection of the tax credit was less than likely. No tax credits were recorded for the three month period ended June 30, 2013 or 2012.

For the six month period ended June 30, 2013, the Company recorded $nil (2012 - $8,300) in research and development expenses before tax credits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2013 were $2,507,100 compared to $2,091,000 for the same period in 2012. The increase of $416,100 or 19.9% is primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing business, as well as an increase in business development.  There was also an increase of $46,400 for the three month period ended June 30, 2013 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (June 30, 2013 - $115,500 compared to June 30, 2012 - $161,900).

For the six month period ended June 30, 2013 selling, general and administrative expenses were $5,456,700 compared to $4,108,500 for the same period in 2012. The increase of $1,348,200 or 32.8% is primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing and sales expenses related to the launch of Cambia® to primary care physicians and specialists in the first quarter of 2013.  There was also an increase of $30,400 for the six month period ended June 30, 2013 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (June 30, 2013 - $290,000 compared to June 30, 2012 - $320,400).

Warrant Liability

The revaluation of the warrant liability and the cost of extending the warrant expiration for the three month period ended June 30, 2013 resulted in a reduction in the warrant expense of $466,600 (June 30, 2012 - $486 charge). The decrease primarily relates to the recently completed private placement of approximately $4.6 million of units. Since the warrants are denominated in US dollars and the Company’s functional currency is in Canadian dollars, the fair market value of the warrants fluctuates from period to period. The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar. Additionally, there was a one-time charge of $135,200 to extend the warrants granted as part of the October 2010 private placement which resulted in this one time charge for the three month period ended June 30, 2012. There was no similar charge for the three month period ended June 30, 2013.

For the six month period ended June 30, 2013 the revaluation of the warrant liability and the cost of extending the warrant expiration resulted in a charge to the change in warrant expense of $850,500 (2012 - $2,100 credit) being recorded. The increase primarily relates to the recently completed private placement of approximately $4.6 million of units in the first quarter of 2013.

Interest and Other Income

Interest and other income for the three month period ended June 30, 2013 was $1,200 (2012 - $2,500). These amounts include interest received on short-term investments for both 2013 and 2012. During the six month period ended June 30, 2013 interest and other income was $2,000 (2012 - $6,000).

Deferred Income Tax Recovery

During the three month period ended June 30, 2013 the Company recorded a deferred income tax recovery of $nil related to tax assets not previously recognized (2012 –$321,100).  The Company expects to be able to use its deferred tax assets to offset the tax liability acquired.

For the six month period ended June 30, 2013 the Company recorded a deferred income tax recovery of $314,900  related to tax assets not previously recognized (2012 –$514,600).

Net Income (Loss)

The net loss for the three month period ended June 30, 2013 was $985,700, compared to a net loss of $731,400 for the same period in the prior year. This equates to a loss of $(0.02) per share compared to a loss of $(0.02) per share for the same period in 2012.

For the six month period ended June 30, 2013 the net loss was $3,702,500, compared to a net loss of $1,357,800 for the same period in the prior year. This equates to a loss of ($0.08) per share compared to a loss of ($0.04) per share for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $1,320,700 at June 30, 2013 compared to $2,283,900 at December 31, 2012.

Cash used by operations for the six month period ended June 30, 2013 was $4,198,800 (2012 - $1,603,700) mainly as a result a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products,  the launch of Cambia ® as well as an increase in business development activities.  Also included are changes in non-cash operating assets and liabilities, which increased to $2,042,700 for the same period (2012 - $278,500 increase).

Cash used in investing activities for the six month period ended June 30, 2013 was $486,800 (2012 - $457,500).

Cash provided by financing activities for the six month period ended June 30, 2013 was $3,569,900 primarily from the private placement completed in the first quarter of 2013 for $4,662,700, less share issuance costs of $428,900. Cash used in financing activities included principal repayments on the long term debt facility of $663,900.

●
On August 8, 2013, SWK Funding LLC ("SWK "), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 (the "Loan") which may be increased by an additional US$2,000,000 at the Company's request, on or before December 31, 2014.  SWK served as the agent, under the Credit Agreement.  The Loan matures on August 8, 2018.  The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In connection with the Loan the Company issued SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954, at any time prior to August 8, 2020.  The Company will exercise its rights under the MidCap agreement to prepay the outstanding balance of the term loan with Midcap contemporaneously with the closing of the Credit Agreement with SWK.  Subsequent to completion of the SWK financing and upon the prepayment to Midcap, Tribute will have cash remaining of approximately US$4,000,000, plus the ability to draw an additional US$2,000,000 for pending business development initiatives or other purposes.

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

RELATED PARTY TRANSACTIONS

Fees were paid to LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former officer of the Company and his spouse) for consulting services.  For the three and six month periods ended June 30, 2013, the Company recorded and paid an aggregate of $18,000 and $36,000, respectively to LMT (2012 - $37,500 and $75,000, respectively) which has been recorded as selling, general and administrative expense in the condensed interim statements of operations and comprehensive loss.

Included in accounts payables and accrued liabilities as at June 30, 2013, is an amount advanced from a director of the Company totaling $50,000 (December 31, 2012 - $nil). This amount is non-interest bearing and has no fixed terms of repayment.

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2013, the Company had two significant wholesale customers that represented 55.0% of product sales (2012 – 55.3% (two major wholesalers)).  During the six month period ended June 30, 2013, the Company had two significant wholesale customers that represented 57.5% of product sales (2012 - 54.1% (two major wholesalers)).  The Company believes that its relationship with these customers is satisfactory and remains unchanged.

SUBSEQUENT EVENT

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 (the "Loan") which may be increased by an additional US$2,000,000 at the Company's request, on or before December 31, 2014.  SWK served as the agent, under the Credit Agreement.  The Loan matures on August 8, 2018.  Interest and principal under the Loan will be paid by a tiered revenue interest that is charged on quarterly revenue of the Company applied in the following priority (i) first to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each quarter after August 8, 2014, to the payment of all principal of the Loans up to a maximum of US$650,000 in respect of any quarter.  All amounts applied under the Revenue Based Payment will be made to each Lender according to its pro-rata share of the Loan.  The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Borrower's assets, the Loan shall be due and payable.  The Lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment.  Pursuant to the terms of the Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the Lenders a security interest in substantially all of the Company's assets (the "Collateral").  The Credit Agreement contains certain affirmative and negative covenants.  The obligations under the Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Credit Agreement.  In connection with the Loan the Company issued SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954, at any time prior to August 8, 2020.  Bloom Burton & Co. from Toronto, Ontario, Canada acted at Tribute’s agent on the above mentioned transaction and is entitled to a fee of 4% on the amounts actually borrowed above US$3.5 million.

Pursuant to the above Credit Agreement, the Loan agreement with MidCap Funding III, LLC was repaid in full.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended June 30, 2013, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

TRIBUTE PHARMACEUTICALS CANADA INC.
(Registrant)

Date: August 12, 2013	By:	/s/ Rob Harris
Rob Harris
Chief Executive Officer (Principal Executive Officer)