Form 10-Q
period 2013-09-30
Tribute Pharmaceuticals Canada Inc.
filed 2013-11-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2013
Or

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

The number of outstanding common shares, no par value, of the Registrant at: September 30, 2013: 51,081,238

TRIBUTE PHARMACEUTICALS CANADA INC.

TABLE OF CONTENTS

PART I – CONDENSED INTERIM FINANCIAL STATEMENTS
Item 1.	Unaudited Condensed Interim Financial Statements	1

(A)	Condensed Interim Balance Sheets	1

(B)	Condensed Interim Statements of Operations, Comprehensive (Loss) and Deficit	2

(C)	Condensed Interim Statements of Cash Flows	3

(D)	Notes to the Condensed Interim Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Evaluation of Disclosure Controls and Procedures	22

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24

Item 1a.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As as September 30, 2013	As at December 31, 2012
ASSETS
Current
Cash and cash equivalents	$2,749,234	$2,283,868
Accounts receivable, net of allowance of $nil (December 31, 2012 - $nil)	1,308,868	1,205,087
Inventories (Note 2)	1,142,500	1,000,557
Taxes recoverable	545,326	261,400
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 3)	403,181	118,910
Current portion of debt issuance costs, net (Note 6)	82,908	185,403
Total current assets	6,247,831	5,071,039
Property, plant and equipment, net (Note 4)	1,112,236	1,159,375
Intangible assets, net (Note 5)	9,949,193	10,883,179
Goodwill	3,599,077	3,599,077
Debt issuance costs, net (Note 6)	266,566	115,862
Total assets	$21,174,903	$20,828,532
LIABILITIES
Current
Accounts payable and accrued liabilities	$3,242,485	$5,455,664
Current portion of long term debt (Note 6)	-	1,305,840
Warrant liability (Note 7c)	4,078,296	202,213
Total current liabilities	7,320,781	6,963,717
Long term debt (Note 6)	5,617,124	1,815,791
Deferred tax liability (Note 13)	-	314,900
Total liabilities	12,937,905	9,094,408
Contingencies and commitments (Notes 6 and 10)
SHAREHOLDERS’ EQUITY
AUTHORIZED
Unlimited non-voting, convertible redeemable and retractable preferred shares with no par value Unlimited common shares with no par value ISSUED (Note 7a) Common shares 51,081,238 (December 31, 2012 - 39,610,042)	19,950,384	17,589,957
Additional paid-in capital options (Note 7b)	2,296,205	1,867,723
Deficit	(14,009,591)	(7,723,556)
Total shareholders’ equity	8,236,998	11,734,124
Total liabilities and shareholders’ equity	$21,174,903	$20,828,532

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM STATEMENTS OF OPERATIONS,
 COMPREHENSIVE (LOSS) AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2013	2012	2013	2012
Revenues
Licensed domestic product net sales	$2,242,333	$2,267,509	$6,378,621	$6,104,160
Other domestic product sales	790,362	576,174	2,618,710	1,707,336
International product sales	347,551	369,816	1,037,103	1,193,219
Royalty and licensing revenues	99,884	-	197,924	-
Total revenues (Note 14)	3,480,130	3,213,499	10,232,358	9,004,715

Cost of Sales
Licensor sales and distribution fees	1,501,243	1,526,690	4,262,968	4,226,247
Cost of products sold	409,358	327,582	1,232,701	922,983
Total Cost of Sales	1,910,601	1,854,272	5,495,669	5,149,230
Gross Profit	1,569,529	1,359,227	4,736,689	3,855,485

Expenses
Selling, general and administrative (Notes 12 and 15)	2,224,457	2,1231,379	7,681,179	6,240,007
Amortization of assets (non-manufacturing property, plant and equipment)	313,635	155,807	977,693	380,270
Total operating expenses	2,538,092	2,287,186	8,658,872	6,620,277
(Loss) from operations	(968,563)	(927,959)	(3,922,183)	(2,764,792)
Non-operating income (expenses)
Change in warrant liability (Note 7c)	(660,325)	66,183	(1,510,800)	203,396
Cost of extending the warrant expiration	-	-	-	(135,157)
Change in fair value of contingent consideration	-	-	-	79,724
Research and development	-	(6,590)	-	(14,916)
Accretion expense	(20,895)	(45,826)	(68,123)	(100,193)
Loss on disposal of intangible asset (Note 5)	(161,200)	-	(1261,200)	-
Loss on extinguishment of loan (Note 6)	(620,835)	-	(620,835)	-
Interest income	268	12,150	2,235	12,150
Interest expense	(152,026)	(103,551)	(320,029)	(158,175)
(Loss) and comprehensive (loss) before tax	(2,583,576)	(1,005,593)	(6,600,935)	(2,877,963)
Current income tax recovery	-	71,153		71,153
Deferred income tax recovery (Note 13)	-	215,800	314,900	730,440
Net (loss) and comprehensive (loss) for the period	(2,583,576)	(718,640)	(6,286,035)	(2,076,410)
Deficit, beginning of period	(11,426,015)	(5,732,360)	(7,723,556)	(4,374,590)
Deficit, end of period	(14,009,591)	(6,451,000)	(14,009,591)	(6,451,000)
Loss per share (Note 8) - Basic and diluted	(0.05)	(0.02)	(0.13)	(0.05)

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

	For the Nine Month Period Ended September 30
	2013	2012
Cash flows from (used in) operating activities
Net (loss)	$(6,286,035)	$(2,076,410)
Items not affecting cash:
Deferred income tax (recovery)	(314,900)	(730,400)
Amortization	995,758	412,490
Changes in warrant liability (Note 7c)	1,510,800	(203,396)
Cost of extending the warrant expiration	-	135,157
Changes in fair value of contingent consideration	-	(79,724)
Loss on extinguishment of loan	620,835	-
Loss on disposal of intangible asset	161,200	-
Stock-based compensation (Note 7b)	428,482	460,332
Accretion expense	68,124	100,193
Change in non-cash operating assets and liabilities (Note 9)	(2,629,186)	(249,493)
Cash flows (used in) operating activities	(5,444,922)	(2,231,251)
Cash flows from (used in) investing activities
Additions to property, plant and equipment	(25,562)	(32,489)
Payment of contingent liability	(460,000)	-
Increase in intangible assets	-	(32,270)
Increase to patents and licensing agreements	(13,180)	(425,000)
Cash flows (used in) investing activities	(498,742)	(489,759)
Cash flows from (used in) financing activities
Financing costs deferred	(305,227)	(343,934)
Long term debt issued	6,084,437	3,500,000
Units issued (Note 7a)	4,713,787	-
Long term debt repayment	(3,386,630)	-
Debt extinguishment costs	(348,420)	-
Share issuance costs	(433,871)	-
Cash flows from financing activities	6,324,076	3,156,066
Changes in cash and cash equivalents	380,412	435,056
Change in cash due to changes in foreign exchange	84,954	(54,378)
Cash and cash equivalents, beginning of period	2,283,868	2,227,973
Cash and cash equivalents, end of period	$2,749,234	$2,608,651

 See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

1.	Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the financial statements for Tribute Pharmaceuticals Canada Inc.’s (formerly Stellar Pharmaceuticals Inc.) ("Tribute" or the "Company") most recently completed fiscal year ended December 31, 2012.  These condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These unaudited condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2012, except when disclosed below.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2013, and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012 and its cash flows for the nine month periods ended September 30, 2013 and 2012.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

2.	Inventories

	September 30, 2013	December 31, 2012
Raw materials	$306,428	$215,332
Finished goods	353,695	284,147
Packaging materials	61,099	91,476
Work in process	421,278	409,602
	$1,142,500	$1,000,557

3.	Prepaid Expenses and Other Receivables

	September 30, 2013	December 31, 2012
Prepaid operating expenses	$219,143	$113,735
Deposits	178,188	-
Interest receivable on loan receivables	5,850	5,175
	$403,181	$118,910

4.	Property, Plant and Equipment

	September 30, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	262,158	356,096
Leasehold improvements	10,359	2,072	8,287
Office equipment	61,308	47,259	14,049
Manufacturing equipment	1,103,525	568,217	535,308
Warehouse equipment	17,085	16,571	514
Packaging equipment	111,270	50,175	61,095
Computer equipment	128,880	81,993	46,887
	$2,140,681	$1,028,445	$1,112,236

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	238,973	379,281
Leasehold improvements	10,359	518	9,841
Office equipment	61,315	44,137	17,178
Manufacturing equipment	1,103,523	541,880	561,643
Warehouse equipment	17,085	15,989	1,096
Packaging equipment	111,270	42,302	68,968
Computer equipment	103,313	71,945	31,368
	$2,115,119	$955,744	$1,159,375

5.	Intangible Assets

	September 30, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$248,621	$36,692	$211,929
Licensing asset	1,005,820	77,371	928,449
Licensing agreements	10,004,000	1,195,185	8,808,815
	$11,258,441	$1,309,248	$9,949,193

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$235,441	$28,139	$207,302
Licensing asset	1,005,820	19,343	986,477
Licensing agreements	10,212,000	522,600	9,689,400
	$11,453,261	$570,082	$10,883,179

The Company recorded a loss of $161,200 on intangible assets during the nine month period ended September 30, 2013, due to the termination of the Gelfoam promotion and marketing agreement.

Amortization expense of intangible assets for the three and nine month periods ended September 30, 2013 were $260,852 and $785,966 (2012 - $85,202 and $258,005).

The Company has patents pending of $95,034 at September 30, 2013 (December 31, 2012 - $81,854).

6.	Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "MidCap Loan Agreement") with MidCap Funding III, LLC (the "Lender" or "MidCap") for a 36 month term loan that is due May 11, 2015.  The term loan allowed for a total advancement of US$6,000,000 ($6,170,935).  An amount of US$3,500,000 ($3,554,743) was drawn on execution of the MidCap Loan Agreement and the remainder was available to be advanced if the Company raised an amount of not less than US$6,000,000 ($6,170,935) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  The availability of advancements of the remainder of the loan expired on March 31, 2013.  The MidCap Loan Agreement was secured by all assets of the Company and contained customary covenants that, among other things, generally restricted the Company’s ability to incur additional indebtedness.  The Loan Agreement included a financial covenant to raise not less than US$3,000,000 ($3,046,923) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013 (see Note 7a).  The first six (6) payments were interest-only, with principal and interest payments due monthly thereafter.  Interest was calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%.  Pursuant to the below Credit Agreement, the Loan agreement with MidCap Funding III, LLC was repaid in full.

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 ($6,208,609) (the "Loan") which may be increased by an additional US$2,000,000 ($2,056,978) at the Company's request on or before December 31, 2014.  SWK served as the agent under the Credit Agreement.  The Loan matures on August 8, 2018. Interest and principal under the Loan will be paid by a Revenue Based Payment that is charged on quarterly revenues of the Company, applied in the following priority (i) first, to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each quarter after August 8, 2014, to the payment of all principal under the Loan up to a maximum of US$650,000 ($668,518) in respect of any fiscal quarter.  All amounts applied under the Revenue Based Payment will be made to each lender according to its pro-rata share of the Loan.  The lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment.  Pursuant to the terms of the Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the lenders a security interest in substantially all of the Company’s assets (the "Collateral").  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other line of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties.  The Credit Agreement also contains certain financial covenants, including, but not limited to, certain minimum net sales requirements and a requirement to maintain at least $1,000,000 of unencumbered liquid assets at the end of each fiscal quarter.  The Credit Agreement includes customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments the institution of any proceeding by a government agency or a change of control of the Company.   The obligations under the Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Credit Agreement.  A 4% agent fee on the above mentioned transaction was paid on the amounts borrowed above US$3,500,000 ($3,599,712).

The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

In connection with the MidCap Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.58). The grant date fair value of the warrants was $312,000.  Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying financial statements.  The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability.  In connection with the Loan the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6124), at any time prior to August 8, 2020.  The grant date fair value of the warrants was $445,794, which was recorded as warrant liability, with an equal amount recorded as a discount to the carrying value of the loan.  In addition, an origination fee of US$120,000 ($124,172) was paid to SWK and treated as a discount to the carrying value of the loan.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method.  The grant date fair value of the warrants issued to MidCap was determined using the Black-Scholes model with the following assumptions: expected volatility of 124.6%, a risk-free interest rate of 1.48%, an expected life of five years, and no expected dividend yield.  The grant date fair value of the warrants issued to SWK was determined using the Black-Scholes model with the following assumptions: expected volatility of 128%, a risk-free interest rate of 2.26%, an expected life of seven years, and no expected dividend yield.

During the three and nine month periods ended September 30, 2013, the Company accreted $20,895 and $68,123, respectively (2012 - $38,201 and $38,201, respectively) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive loss and deficit.

During 2012, the Company also incurred $341,489 in financing fees and legal costs related to closing the MidCap Loan Agreement.  These fees and costs were classified as debt issuance costs on the balance sheets and were being amortized as a non-cash interest expense using the effective interest rate method.  Upon repayment of the MidCap Loan all financing fees and legal costs associated with the MidCap Loan not yet amortized were expensed to loss on extinguishment of loan on the condensed interim statements of operations, comprehensive loss and deficit.  During 2013, the Company also incurred US$294,971 ($303,374) in financing fees and legal costs related to closing the Credit Agreement and recorded US$60,000 ($61,710) related to an exit fee payable to SWK upon the retirement of the Loan.  These fees and costs were classified as debt issuance costs on the balance sheets.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three and nine month periods ended September 30, 2013, the Company amortized $31,263 and $137,092, respectively (2012 – $58,639 and $89,936, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the nine month period ended September 30, 2013, the Company made principal payments of US$3,281,250 ($3,386,630) (December 31, 2012 - US$218,750 ($215,185)) and interest payments of US$237,951 ($244,733) (December 31, 2012 – US$217,164 ($213,624)) under the MidCap and SWK loan agreements.  The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments		Interest Payments
2013	-		US$207,000	($212,897)
2014	US$192,415	($197,899)	US$817,834	($841,143)
2015	US$1,029,808	($1,059,158)	US$732,692	($753,574)
2016	US$1,226,439	($1,261,393)	US$581,061	($597,621)
2017	US$1,450,105	($1,491,417)	US$402,395	($413,863)
2018	US$2,146,232	($2,207,400)	US$145,608	($149,758)

7.	Capital Stock

(a)	Common Shares

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

During the nine month period ended September 30, 2013, the Company completed two private placement offerings in which 11,471,196 units were issued for gross proceeds of US$4,595,000 ($4,713,787).  As a part of the private placements, the Company issued 11,362,500 units at a price of US$0.40 ($0.41) per unit and granted 11,362,500 common share purchase warrants to the participants.  Each unit consisted of one common share of the Company's stock and one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a "Series B Warrant"). Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company at any time during the period ending 24 months after the date of issuance at a price of US$0.50 ($0.51) per common share.  Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company at a price of US$0.60 ($0.62) per share at any time during the period ending 60 months after the date of issuance.  The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001 per warrant if certain conditions are met including the common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 (subject to adjustment for stock splits, recapitalizations and other corporate transactions) with average daily volume during such period of at least US$30,000.  The remaining 108,696 units were issued at a price of US$0.46 ($0.47) per unit.  Each unit consists of one common share of the Company’s stock and one warrant exercisable at any time during the period ending 60 months after the date of the issuance at a price of US$0.55 ($0.57).

Directors, officers and individuals related to directors purchased 6,046,196 units for gross proceeds of US$2,425,000 ($2,412,147) pursuant to this private placement.

In connection with the private placement, the Company paid cash commissions of US$248,219 ($252,101) and issued 345,188 Series A broker warrants and 345,188 Series B broker warrants valued at US$168,491 ($172,986).  See note 7c.  Each Series A broker warrant entitles the holder to purchase one common share at an exercise price of US$0.50 ($0.51) for a period of twenty four months.  Each Series B broker warrant entitles the holder to purchase one common share at an exercise price of $0.60 ($0.62) for a period of 60 months after the date of issuance.  Total other issuance costs associated with the private placements were $181,770.  The Series B broker warrants also contain a call right similar to the Series B Warrant described above.

	Number of Shares	Amount
Balance, December 31, 2012	39,610,042	$17,589,957
Common shares issued	11,362,500	4,662,700
Common share purchase warrants – valuation	-	(1,723,693)
Share issuance costs	-	(428,857)
Broker warrants – valuation allocation	-	(172,986)
Balance, March 31, 2013 and June 30, 2013	50,972,542	$19,927,121
Common shares issued	108,696	51,087
Share issuance costs	-	(5,014)
Common share purchase warrants – valuation	-	(22,810)
Balance, September 30, 2013	51,081,238	$19,950,384

(b)           Stock Based Compensation

During the three and nine month periods ended September 30, 2013, there were 167,000 and  1,173,250  options granted to officers and employees of the Company (2012 – 30,000 and 275,000, respectively).  The exercise price of 286,250 of these options is $0.40, with quarterly vesting terms at 25% on each of March 31, June 30, September 30 and December 31, 2014, upon achieving certain financial objectives.  Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense.  The grant date fair value of these options was estimated as $0.33 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 1.49%; and expected term of 5 years.

Additionally, 720,000 options had an exercise price of $0.42, with vesting as to one-twelfth at the end of each fiscal quarter over a three year period, commencing on September 30, 2013.  The grant date fair value of these options was estimated as $0.34 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; risk free interest rate of 1.84%; and expected term of 5 years.

The remaining 167,000 options had an exercise price as follows: 150,000 at $0.53 and 17,000 at $0.39.  Of these options 150,000 will vest as to one-eighth over a period of two years in equal installments at the end of every fiscal quarter starting on the first day of the first fiscal quarter following the quarter in which the performance criteria has been met.  The remaining 17,000 options will vest quarterly over the next two years with the first vesting date being September 30, 2013. The weighted average grant date fair value of these options was estimated as $0.42 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; risk free interest rate of 1.89%; and expected term of 4.96 years.

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

For the three and nine month periods ended September 30, 2013, the Company recorded $138,513 and $428,482, respectively (2012 – $139,909 and $460,332, respectively) as compensation expense for options previously issued to directors, officers and employees based on continuous service.  This expense was recorded as selling, general and administrative expense on the condensed interim statements of operations, comprehensive loss and deficit.  Due to termination of employment, 40,000 options issued to employees in 2012 and 25,000 options in 2013 were removed from the number of options issued.

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2012	$1,867,723
Expense recognized for options issued to employees/directors	428,482
Balance, September 30, 2013	$2,296,205

The total number of options outstanding as at September 30, 2013 was 4,320,752 (December 31, 2012 – 3,212,502).

The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 5,108,124 shares as at September 30, 2013 (December 31, 2012 –3,961,004).

The weighted average fair value of options expensed during the three and nine month periods ended September 30, 2013 was estimated at $0.46 and $0.48, respectively (2012 - $0.50 and $0.50, respectively).

(c)	Warrants

As at September 30, 2013, the following warrants were outstanding:

	Number of	Weighted Average Exercise		Fair
Expiry Date	Warrants	Price		Value
May 11, 2017	750,000	US$0.56	($0.58)	$271,999
February 27, 2015	4,429,688	US$0.50	($0.51)	$853,450
February 27, 2018	4,429,687	US$0.60	($0.62)	$1,679,517
March 5, 2015	1,253,000	US$0.50	($0.51)	$238,829
March 5, 2018	1,253,000	US$0.60	($0.62)	$475,075
March 11, 2015	343,750	US$0.50	($0.51)	$70,125
March 11, 2018	343,750	US$0.60	($0.62)	$130,333
August 8, 2018	755,794	US$0.60	($0.61)	$316,375
September 20, 2018	108,696	US$0.55	($0.57)	$42,593
	13,667,365	US$0.55	($0.57)	$4,078,296

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.54), 500,000 at US$2.00 ($2.06) and 500,000 at US$2.50 ($2.57) each for a period of 18 months, ending on April 8, 2012.  The exercise price of the 1,500,000 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  On April 5, 2012, the Company granted a one year extension on these warrants and recorded $135,157 to cost of extending the warrant expiration on the condensed interim statements of operations, comprehensive loss and deficit.  The fair value of these warrants on date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 107%; risk free interest rate of 1.43%; and expected term of 1 year.  These warrants expired during the nine month period ended September 30, 2013.

On May 11, 2012, the Company granted 750,000 warrants in connection with the long-term debt obligation, at an exercise price of US$0.56 ($0.58).  Subsequently, the pro rata exercise price of the 1,500,000 warrants described above was adjusted due to the exercise rate of the 750,000 new warrants being lower than the original exercise price of the October 2010 warrants.  The effect of this pro rata change was as follows: 500,000 at US$1.47 ($1.51), 500,000 at US$1.96 ($2.02) and 500,000 at US$2.46 ($2.53).  The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

In connection with the SWK Loan the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6124), at any time prior to August 8, 2020.

In connection with a private placement offerings completed during the nine month period ended September 30, 2013, the Company granted an aggregate of 12,161,571 share purchase warrants to the participants each exercisable into one common share as follows:  6,026,438 at US$0.50 ($0.51) exercisable on or before March 11, 2015 and 6,026,437 at US$0.60 ($0.62) exercisable on or before March 11, 2018.  The exercise price of the 12,052,875 warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The fair value of the warrant liability at the date of grant for these warrants was $1,896,679 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 117.4%; risk free interest rate of 1.16%; and expected term of 3.5 years. The remaining 108,696 share purchase warrants are exercisable on or before September 20, 2018 at US$0.55 ($0.57).  The fair value of the warrant liability at the date of grant for these warrants was $22,810 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 130.0%; risk free interest rate of 1.89%; and expected term of 5 years.

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

As at September 30, 2013, the fair value of the warrant liability of $4,078,296 (December 31, 2012 - $202,213) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (December 31, 2012 – 0%) expected volatility of 117.1% (December 31, 2012 – 108.4%) risk-free interest rate of 1.58% (December 31, 2012 – 1.20%) and expected term of 3.19 years (December 31, 2012 – 1.65 years).

8.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period.  The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Potentially dilutive securities, which were not included in diluted weighted average shares for the three and nine month periods ended September 30, 2013 and September 30, 2012, consist of outstanding stock options (4,350,752 and 3,202,502, respectively) and outstanding warrant grants (13,667,365 and 2,250,000, respectively).

The following table sets forth the computation of (loss) per share:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2013	2012	2013	2012
Numerator:
Net (loss) available to common shareholders	$(2,583,576)	$(718,640)	$(6,286,035)	$(2,076,410)
Denominator:
Weighted average number of common shares	50,985,538	39,610,042	48,525,136	39,018,801
Effect of dilutive common shares	-	-	-	-
Diluted weighted average number of common shares outstanding	50,985,538	39,610,042	48,525,136	39,018,801
(Loss) per share – basic and diluted	$(0.05)	$(0.02)	$(0.13)	$(0.05)

9.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Nine Months Ended September 30
	2013	2012
Accounts receivable	$(103,781)	$(444,232)
Inventories	(141,943)	111,182
Prepaid expenses and other receivables	(284,271)	(224,855)
Taxes recoverable	(283,926)	(7,203)
Accounts payable and accrued liabilities	(1,815,265)	315,615
	$(2,629,186)	$(249,493)

During the nine month period ended September 30, 2013, there was $320,029 (2012 - $158,186) in interest paid and $nil in taxes paid (2012 – $nil).

During the nine month period ended September 30, 2013, there was $137,092 (2012 - $89,936) of non-cash debt issuance costs expensed as amortization of assets (see note 6).

During the nine month period ended September 30, 2013, broker warrants were issued with a grant date value of $172,986 (2012 - $nil).

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

On November 9, 2010, the Company signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada.  On August 11, 2011, the Company and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement.  The payments under this agreement include: a) US$250,000 ($257,125) upfront payment to Nautilus upon the execution of this agreement - paid; and b) the following milestone payments; i) US$750,000 ($771,375) to be paid upon the earlier of the first commercial sale of the product or six months after all regulatory approvals.  As per the second amendment of the License Agreement, a payment of US$250,000 ($257,125) was paid in October 2012, while the remaining US$500,000 ($514,250) was made on March 1, 2013.  Additional one-time performance based sales milestones are due as follows: i) US$250,000 ($257,125) the first year in which  annual net sales exceed US$2,500,000 ($2,622,675), ii) US$500,000 ($514,250) the first year in which the annual net sales exceed US$5,000,000 ($5,142,500),  iii) US$750,000 ($771,375) the first year in which the annual net sales exceed US$7,500,000 ($7,713,750), iv) US$1,000,000 ($1,028,500) the first year in which the annual net sales exceed US$10,000,000 ($10,285,000), v) US$1,500,000 ($1,542,750) the first year the annual net sales exceed US$15,000,000 ($15,427,500), and vi) US$2,000,000 ($2,057,000) the first year in which the annual net sales exceed US$20,000,000 ($20,570,000).  Royalty rates are tiered and payable at rates ranging from 22.5-25.0% of net sales.  The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

On December 30, 2011, the Company signed a License Agreement to commercialize MycoVa in Canada.  As of September 30, 2013 this product has not been filed with Health Canada and to-date no upfront payments have been paid.  Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000.  Upon Health Canada approval the Company shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000.  Royalties are payable at rates ranging from 20% to 25% of net sales.

(b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with certain officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) by a change of control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $952,200 as of September 30, 2013 (December 31, 2012 - $1,314,167) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $1,527,200 (based on current base salaries).

11.           Significant Customers

During the three month period ended September 30, 2013, the Company had two significant wholesale customers that represented 58.7% of product sales (2012 – 54.4% (two major wholesalers)).

During the nine month period ended September 30, 2013, the Company had two significant wholesale customers that represented 57.9% of product sales (2012 – 54.3% (two major wholesalers)).

The Company believes that its relationship with these customers is satisfactory.

12.           Related Party Tranactions

Fees were paid to LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former officer of the Company and his spouse) for consulting services.  For the three and nine month periods ended September 30, 2013, the Company recorded and paid an aggregate of $6,000 and $42,000, respectively to LMT (2012 - $37,500 and $112,500, respectively) which has been recorded as selling, general and administrative expense in the condensed interim statements of operations,  comprehensive loss and deficit.

See Note 7 (a).

13.	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the nine month periods ended September 30, 2013 and 2012. The Company has non-capital loss carry-forwards at September 30, 2013 totaling approximately $9,500,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2014 and 2033.  The cumulative carry-forward pool of SR&ED expenditures as at September 30, 2013, that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at September 30, 2013 was $341,300.

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

Revenue for the three and nine month periods ended September 30, 2013 and 2012 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2013	2012	2013	2012
Product sales:
Domestic sales	$3,022,993	$2,830,118	$8,964,777	$7,773,046
International sales	347,551	369,816	1,037,103	1,193,219
Other revenue	9,702	13,565	32,554	38,450
Total	$3,380,246	$3,213,499	$10,034,434	$9,004,715

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2013	2012	2013	2012
Royalty revenues:
Royalty revenues	$99,884	$-	$197,924	$-
Total	$99,884	$-	$197,924	$-

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses throughout most countries in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey, Egypt, Hong Kong  and the United Arab Emirates.  The operations reflected in the condensed interim statements of operations, comprehensive loss and deficit includes the Company’s activity in these markets.

15.           Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business.  During the three and nine month periods ended September 30, 2013, the Company had a foreign currency (gain) loss of ($20,060) and $76,204, respectively (2012 – $184,319 and $105,281).  These amounts have been included in selling, general and administrative expenses in the condensed interim statement of operations, comprehensive loss and deficit.

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

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due.  The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations.  The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions.  As at September 30, 2013, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

(c)	Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $1,324,682 (December 31, 2012 - $1,220,901).  This amount is the total of the following financial assets: accounts receivables and loan receivable.  The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO.  The Company’s long term debt is repayable in U.S. dollars, which may expose the Company to foreign exchange risk due to changes in the value of the Canadian dollar.  As at September 30, 2013, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $300,000 and would increase/decrease both interest expense and net loss by approximately $7,600 for the nine months ended September 30, 2013.  The Company believes a near-term change in foreign exchange rates would not have a material adverse effect on the financial position or results of operations.  Accordingly, the Company does not enter into financial hedging or other derivative contracts.

(e)	Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt.  The Company does not believe that the results of operations or cash flows would be materially affected to any significant degree by a sudden change in market interest rates relative to interest rates on the cash equivalents.  At September 30, 2013, the Company had an outstanding long term debt balance of US$6,000,000 ($6,171,000), which bears interest annually at a rate of 11.5% plus the Libor Rate with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates.  For the nine month period ended September 30, 2013, a 1% increase in interest rates would increase interest expense and net loss by approximately $9,100. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "MidCap Loan Agreement") with MidCap Funding III, LLC (the "Lender") for a 36 month term loan that is due May 11, 2015.  The term loan allowed for a total advancement of US$6,000,000 ($6,307,200).  An amount of US$3,500,000 ($3,554,743) was drawn on execution of the Loan Agreement and the remainder was available to be advanced if the Company raised an amount of not less than US$6,000,000 ($6,307,200) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products.  The availability of advancements of the remainder of the loan expired on March 31, 2013.  The MidCap Loan Agreement is secured by all assets of the Company and contains customary covenants that, among other things, generally restrict the Company’s ability to incur additional indebtedness.  The MidCap Loan Agreement included a financial covenant to raise not less than US$3,000,000 ($3,046,923) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013 (see Note 7a).  The first six (6) payments were interest-only, with principal and interest payments due monthly thereafter.  Interest was calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%.  Pursuant to the below Credit Agreement, the Loan agreement with MidCap Funding III, LLC was repaid in full.

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 ($6,208,609) (the "Loan") which may be increased by an additional US$2,000,000 ($2,056,978) at the Company's request on or before December 31, 2014.  SWK served as the agent under the Credit Agreement.  The Loan matures on August 8, 2018. Interest and principal under the Loan will be paid by a Revenue Based Payment that is charged on quarterly revenues of the Company, applied in the following priority (i) first, to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each quarter after August 8, 2014, to the payment of all principal under the Loan up to a maximum of US$650,000 ($668,518) in respect of any fiscal quarter.  All amounts applied under the Revenue Based Payment will be made to each lender according to its pro-rata share of the Loan.  The lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment.  Pursuant to the terms of the Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the lenders a security interest in substantially all of the Company’s assets (the "Collateral").  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other line of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties.  The Credit Agreement also contains certain financial covenants, including, but not limited to, certain minimum net sales requirements and a requirement to maintain at least $1,000,000 of unencumbered liquid assets at the end of each fiscal quarter.  The Credit Agreement includes customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments the institution of any proceeding by a government agency or a change of control of the Company.   The obligations under the Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Credit Agreement.  A 4% agent fee on the above mentioned transaction was paid on the amounts borrowed above US$3,500,000 ($3,599,712).

The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Borrower's assets, the Loan shall be due and payable.

In connection with the MidCap Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.58).  The grant date fair value of the warrants was $312,000.  Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability, with an equal amount recorded as a discount to the carrying value of the loan in the accompanying financial statements.  The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability.  In connection with the Loan the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6124), at any time prior to August 8, 2020.  The grant date fair value of the warrants was $445,794, which was recorded as warrant liability, with an equal amount recorded as a discount to the carrying value of the loan.  In addition, an origination fee of US$120,000 ($124,172) was paid to SWK and treated as a discount to the carrying value of the loan.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method.  The grant date fair value of the warrants issued to MidCap was determined using the Black-Scholes model with the following assumptions: expected volatility of 124.6%, a risk-free interest rate of 1.48%, an expected life of five years, and no expected dividend yield.  The grant date fair value of the warrants issued to SWK was determined using the Black-Scholes model with the following assumptions: expected volatility of 128%, a risk-free interest rate of 2.26%, an expected life of seven years, and no expected dividend yield.

During the three and nine month periods ended September 30, 2013, the Company accreted $20,895 and $68,123, respectively (2012 - $38,201and $38,201, respectively) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the statements of operations, comprehensive loss and deficit.

During 2012, the Company also incurred $341,489 in financing fees and legal costs related to closing the MidCap Loan Agreement.  These fees and costs were classified as debt issuance costs on the balance sheets and were being amortized as a non-cash interest expense using the effective interest rate method.  Upon repayment of the MidCap Loan all financing fees and legal costs associated with the MidCap Loan not yet amortized were expensed to loss on extinguishment of loan on the condensed interim statements of operations, comprehensive loss and deficit.  During 2013, the Company also incurred US$294,971 ($303,374) in financing fees and legal costs related to closing the Credit Agreement and recorded US$60,000 ($61,710) related to an exit fee payable to SWK upon the retirement of the Loan.  These fees and costs were classified as debt issuance costs on the balance sheets.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three and nine month periods ended September 30, 2013, the Company amortized $31,263 and $137,092, respectively (2012 – $58,639 and $89,936, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the nine month period ended September 30, 2013, the Company made principal payments of US$3,281,250 ($3,386,630) (December 31, 2012 - US$218,750 ($215,185)) and interest payments of US$237,951 ($244,733) (December 31, 2012 – US$217,164 ($213,624)) under the MidCap and SWK loan agreements.  The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments		Interest Payments
2013	-		US$207,000	($212,897)
2014	US$192,415	($197,899)	US$817,834	($841,143)
2015	US$1,029,808	($1,059,158)	US$732,692	($753,574)
2016	US$1,226,439	($1,261,393)	US$581,061	($597,621)
2017	US$1,450,105	($1,491,417)	US$402,395	($413,863)
2018	US$2,146,232	($2,207,400)	US$145,608	($149,758)

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

OVERVIEW

The third quarter of 2013 was highlighted by the following events:

●
The Company filed an Investigational New Drug application (“IND”) to the US Food and Drug Administration (“FDA”) setting out the proposed development program for Bezalip® SR (bezafibrate) tablets in patients with severe hypertriglyceridemia. The Company subsequently announced the IND has been cleared by the FDA.

●
On August 8, 2013, SWK Funding LLC ("SWK Funding"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 (the "Loan") which may be increased by an additional US$2,000,000 at the Company's request on or before December 31, 2014.

●
On September 18, 2013, the Medical Device Control Office, Department of Health, Government of Hong Kong Special Administrative Region granted a Certificate of Listing to the Company and its partner in Hong Kong, Elixerplus Pharma Company Ltd. for the distribution of NeoVisc Sterile Sodium Hyaluronate Solution 1%.  Elixerplus plans to begin marketing NeoVisc in Hong Kong commencing with the fourth quarter of 2013.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Total net revenue for the three month period ended September 30, 2013 increased by 8.3% to $3,480,100 compared to $3,213,500 in 2012.  The increase in sales between the corresponding periods was attributable to an increase in Other Domestic Product Sales of $214,200 or 37.2% as well as Royalty and Licensing Revenues of $99,900.

For the nine month period ended September 30, 2013 total net revenues from all sources increased by 13.6% or $1,227,700 to $10,232,400 compared to $9,004,700 for the same period in 2012.  The increase in sales between the corresponding periods was attributable to an increase in Licensed Domestic Product Net Sales of $274,500 or 4.5%, an increase in Other Domestic Product Sales of $911,400 or 53.4%, and $197,900 of Royalty and Licensing Revenue in each case, as compared to the same period in 2012.  Serving as a partial offset was a decrease in International Product Sales of $156,100 or 13.1%.

The net loss before taxes for the three month period ended September 30, 2013 was $2,583,600 compared to a loss of $1,005,600 for the same period in the prior year.

Main factors decreasing the net loss for three month period ended September 30, 2013 compared to the same period in the prior year include:

●	Increased gross profit of $210,300 or 15.5% due to higher net revenues of $266,600;
●	A reduction in research and development expense of $6,600;
●	A decrease in accretion expense of $24,900.

Factors increasing the net loss for three month period ended September 30, 2013 compared to the same period in the prior year include:

●	An increase in selling, general and administrative expenses of $93,100 explained below;
●	An increase in amortization of assets of $157,800;An increase in the warrant liability (non-cash) of $726,500
●	Loss on the disposal of an asset (non-cash) of $161,200
●	Loss on the extinguishment of a loan $620,800
●	An increase in interest expense net of interest income of $60,400.

Excluding non-operating expenses for the three month period ended September 30, 2013 of $1,615,000; the net loss from operations was $968,600.  This compares to the prior period net loss from operations of $928,000.  The increase in the operational loss of $40,600 or 4.4% represents higher selling, general and administrative costs offset in part by increases in product margins, detailed below.

For the nine month period ended September 30, 2013, the net loss before tax was $6,600,900 compared to a net loss of $2,878,000 for the same period in the prior year.

Main factors decreasing the net loss for the nine month period ended September 30, 2013 compared to the same period in the prior year include:

●	Increased gross profit of $881,200 or 22.9% due to higher revenues of $1,227,600;
●	A reduction in research and development expense of $14,900;
●	A decrease in accretion expense of $32,100.

Factors increasing the net loss for the nine month period ended September 30, 2013 compared to the same period in the prior year include:

●	An increase in selling, general and administrative expenses of $1,441,200 explained below;
●	An increase in expenses related to the revaluation of warrants $1,579,000 (non-cash), due primarily to the private placement completed in Q1, 2013;
●	An increase in amortization of assets of $597,400;
●	Reduction in the fair value of contingent consideration in 2012 not incurred in 2013 for $79,700;
●	Loss on the disposal of an asset (non-cash) of $161,200
●	Loss on the extinguishment of a loan $620,800
●	An increase in interest expense net of interest income of $171,800.

Excluding non-operating expenses for the nine month period ended September 30, 2013 of $2,678,800; the net loss from operations was $3,922,200.  This compares to the prior period net loss from operations of $2,764,800.  The increase in the operational loss represents higher selling, general and administrative costs offset in part by increases in product margins, detailed below.

Gross Profit and Cost of Sales

Gross profit for the three month period ended September 30, 2013 was $1,569,500, higher by 15.5%, or $210,300 compared to the same period in the prior year.  Underlying improvements in gross profit for the three month period ended September 30, 2013 were due to additional gross profit of $110,100 from Other Domestic Product Sales and International Product Sales and $99,900 for Royalty and Licensing Revenue.

For the nine month period ended September 30, 2013 gross profit was $4,736,700, higher by 22.9% or $881,200 compared to the same period in the prior year. Underlying improvements in gross profit for the nine month period ended September 30, 2013 were due to additional gross profit of $237,700 from Licensed Domestic Product Net Sales, $445,500 from Other Domestic Product Sales and International Product Sales and $197,900 from Royalty and Licensing Revenues.

Research and Development

For the three month period ended September 30, 2013, the Company recorded $nil (2012 - $6,600) in research and development expenses before tax credits.  Government tax credits are recorded as a reduction of the expense when reasonable assurance exists that the Company has complied with the terms and conditions for the approval of the credit. In prior years, the Company determined the collection of the tax credit was less than likely.  No tax credits were recorded for the three month period ended September 30, 2013 or 2012.

For the nine month period ended September 30, 2013, the Company recorded $nil (2012 - $14,900) in research and development expenses before tax credits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2013 were $2,224,500 compared to $2,131,400 for the same period in 2012 an increase of $93,100 or 4.4% and the development, preparation and filing of the Bezalip® SR US IND.

For the nine month period ended September 30, 2013 selling, general and administrative expenses were $7,681,200 compared to $6,240,000 for the same period in 2012.  The increase of $1,441,200 or 23.1% is primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing and sales expenses related to the launch of Cambia® to primary care physicians and specialists in the first quarter of 2013 and the development, preparation and filing of the Bezalip® SR US IND.

Warrant Liability

The exercise price of the warrants is denominated in US dollars while the Company’s functional and reporting currency is the Canadian dollar.  As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.  The revaluation of the warrant for the three month period ended September 30, 2013 resulted in an increase in the warrant expense of $726,500 (September 30, 2012 - $66,200 credit) being recorded.  The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the US and Canadian dollar.

For the nine month period ended September 30, 2013 the revaluation of the warrant liability and the cost of extending the warrant expiration resulted in a charge to the change in warrant expense of $1,510,800 (2012 - $68,200 credit) being recorded. The increase primarily relates to the recently completed private placement of approximately $4.6 million of units in the first quarter of 2013.

Interest and Other Income

Interest and other income for the three month period ended September 30, 2013 was $300 (2012 - $12,200).  These amounts include interest received on short-term investments for both 2013 and 2012.  During the nine month period ended September 30, 2013 interest and other income was $2,235 (2012 - $12,200).

Deferred Income Tax Recovery

During the three month period ended September 30, 2013 the Company recorded a deferred income tax recovery of $nil related to tax assets not previously recognized (2012 –$215,800).  The Company expects to be able to use its deferred tax assets to offset the tax liability acquired.

For the nine month period ended September 30, 2013 the Company recorded a deferred income tax recovery of $314,900  related to tax assets not previously recognized (2012 –$730,400).

Net Income (Loss)

The net loss for the three month period ended September 30, 2013 was $2,583,600, compared to a net loss of $718,600 for the same period in the prior year.  This equates to a loss of ($0.05) per share compared to a loss of ($0.02) per share for the same period in 2012.

For the nine month period ended September 30, 2013 the net loss was $6,286,000, compared to a net loss of $2,076,400 for the same period in the prior year.  This equates to a loss of ($0.13) per share compared to a loss of ($0.05) per share for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $2,749,200 at September 30, 2013 compared to $2,283,900 at December 31, 2012.

Cash used by operations for the nine month period ended September 30, 2013 was $5,444,900 (2012 - $2,231,300) mainly as a result a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, the launch of Cambia ® as well as an increase in business development activities.  Also included are changes in non-cash operating assets and liabilities, which increased to $2,629,200 for the same period (2012- $249,500 increase).

Cash used in investing activities for the nine month period ended September 30, 2013 was $498,700 (2012 - $489,800).

Cash provided by financing activities for the nine month period ended September 30, 2013 was $6,324,100 primarily from the private placement(s) completed for $4,713,800, less share issuance costs of $433,900 as well as the Credit Agreement completed with SWK Funding LLC for US$6,000,000 less financing costs of $305,200.  Cash used in financing activities included principal repayments to MidCap Funding III, LLC of $3,386,600.

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

RELATED PARTY TRANSACTIONS

Fees were paid to LMT Financial Inc. ("LMT") (a company beneficially owned by a director and former officer of the Company and his spouse) for consulting services.  For the three and nine month periods ended September 30, 2013, the Company recorded and paid an aggregate of $6,000 and $42,000, respectively to LMT (2012 - $37,500 and $112,500, respectively) which has been recorded as selling, general and administrative expense in the condensed interim statements of operations,  comprehensive loss and deficit.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2013, the Company had two significant wholesale customers represented 58.7% of product sales (2012 – 54.4% (two major wholesalers)). During the nine month that period ended September 30, 2013 the Company had two significant wholesale customers that represented 57.9% of product sales (2012 – 54.3% (two major wholesalers)).  The Company believes that its relationship with these customers is satisfactory.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended September 30, 2013, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.                                OTHER INFORMATION.

None.

ITEM 6.                                EXHIBITS.

Exhibit No.	Description .
31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Exchange Act.
31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Exchange Act.
32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TRIBUTE PHARMACEUTICALS CANADA INC.
(Registrant)

November 14, 2013	By:	/s/ Rob Harris
Rob Harris
Chief Executive Officer (Principal Executive Officer)