Form 10-K
period 2013-12-31
Tribute Pharmaceuticals Canada Inc.
filed 2014-03-31
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2013

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

(519) 434-1540
(Registrant's telephone number)

_______________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No þ

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No þ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No þ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No þ

The aggregate market value of the voting and non-voting common equity held by non-affiliates was US$8,261,917, computed by reference to the closing price of the common stock on June 30, 2013. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 14, 2014 the registrant had 51,581,238 shares of Common Stock outstanding.

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

Forward-Looking Statements

This Report on Form 10-K for Tribute Pharmaceuticals Canada Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

Exchange Rate for Canadian Dollar

The accounts for Tribute are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at March 14, 2013, the exchange rate for Canadian dollars/United States dollars was $1.00 (Cdn.) = $0.9020 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2013 and 2012.

	Years ended December 31,
	2013	2012
At End of Year	0.9402	1.0051
Average	0.9710	0.9995
High	1.0164	1.0285
Low	0.9348	0.9599

PART I

ITEM 1. BUSINESS.

OVERVIEW

Tribute Pharmaceuticals Canada Inc. is an emerging Canadian specialty pharmaceutical company engaged in the acquisition, licensing, development and promotion of healthcare products in the Canadian and U.S. markets. The Company targets several therapeutic areas in Canada with a particular interest in products for the treatment of neurology, pain, urology, dermatology and endocrinology/cardiology.

Tribute’s current portfolio consists of six marketed products in Canada, including: NeoVisc® and NeoVisc® Single Dose, Uracyst®, Bezalip® SR, Soriatane®, Cambia® and Collatamp G. NeoVisc and Uracyst are also sold in several countries globally through strategic partners of the Company. Tribute also has an exclusive license for the development and commercialization of Bezalip SR (bezafibrate) for the U.S. market.

Tribute markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of NeoVisc and Uracyst in over 20 countries, and continues to expand this footprint. The Company’s focus on business development is twofold: utilizing in-licensing and out-licensing for immediate impact on its revenue stream, as well as product development for future growth and stability.

Tribute’s management team has a strong track record in senior management positions from companies such as Wyeth, Syntex/Roche, Astra-Zeneca, Amgen, Bayer, Novartis and Biovail. The team has extensive operational and business development experience with the Canadian market.

The Company was incorporated under the Business Corporations Act (Ontario) on November 14, 1994 under the name “Stellar International Inc.” On January 1, 2005 the Company changed its name from Stellar International Inc. to Stellar Pharmaceuticals Inc. and on January 1, 2013 the Company changed its name from Stellar Pharmaceuticals Inc. to Tribute Pharmaceuticals Canada Inc. On December 1, 2011, Stellar Pharmaceuticals Inc. acquired 100% of the outstanding shares of the then privately held Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc.. The Company maintains two facilities including its head office located at 151 Steeles Ave. East, Milton, Ontario, Canada L9T 1Y1 and the Company’s operations facility at 544 Egerton Street, London, Ontario, Canada N5W 3Z8. The Company’s telephone number is (519) 434-1540, its facsimile number is (519) 434-4382 and its e-mail address is info@tributepharma.com.

2013 Highlights

In February 2013, Cambia was officially launched by the Company to primary care physicians in Canada.  Cambia is also commercially available in the United States and marketed by Tribute’s licensor, Depomed, Inc. Cambia was first introduced in the United States in June of 2010. Depomed acquired the North American rights to Cambia from Nautilus Neurosciences in December 2013.

The prescription market for migraine medications in Canada is valued at more than $140 million dollars annually based on IMS data.

During the first year of commercial launch, Cambia has achieved quarter-over-quarter growth throughout 2013 including a 36.3% increase in total prescriptions written Q4 versus Q3 as illustrated below in Table 1. Furthermore, Cambia has obtained coverage of many private insurance payor open plans in Canada. Cambia is now widely available to Canadian patients.

Table 1 – Total Prescriptions for Cambia in 2013 by Quarter

Source: IMS

In 2013 we continued to expand our Canadian sales force, which enabled us to increase our revenues over 2012 levels. We are actively looking to add more products to our domestic sales portfolio in Canada, which will be supported by our expanded sales force. We are also looking for further growth from our internally developed proprietary products NeoVisc and Uracyst in countries where we do not yet have distribution agreements.

On September 27, 2013 an Investigational New Drug application ("IND") was submitted to the U.S. Food and Drug Administration ("FDA") setting out the proposed development program for Bezalip SR (bezafibrate) tablets in patients with severe hypertriglyceridemia (SHTG). This IND was cleared by the FDA on November 11, 2013. Bezalip SR is a well‐established medicine used to treat cholesterol and triglycerides and has been approved in over 40 countries globally. Tribute's development program has been based on guidance provided by the FDA during the end of a Phase II meeting held in March 2012. The Company intends to submit a Special Protocol Assessment to the FDA at its earliest convenience that incorporates all substantial scientific issues currently available to establish safety and efficacy as part of the development program. As part of the IND clearance for Bezalip SR, Tribute has initiated partnering activities related to securing a development and commercialization partner for Bezalip SR in the US. In March 2014, the Company entered into an agreement with JSB-Partners ("JSB"), a global life sciences advisor, to support Tribute in finding a co-development and commercial partner for the Company’s Bezalip SR (bezafibrate) in the U.S.

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to Tribute a term loan in the principal amount of US$6,000,000 (the "Loan") which may be increased by an additional US$2,000,000 at the Company's request on or before December 31, 2014. In connection with this loan, Tribute exercised its rights under its loan and security agreement with MidCap to prepay the outstanding balance of the Company’s term loan with MidCap. On February 4, 2014, pursuant to the terms of the Credit Agreement, SWK advanced the Company the remaining US$2,000,000 in available funds. All terms under the Credit Agreement apply to the additional loan.

Products

Approved & Marketed Products

Cambia®

Cambia (diclofenac potassium for oral solution) was licensed from Nautilus Neurosciences, Inc. (“Nautilus”) in November 2010. Cambia was approved by the FDA in June 2009 and is currently marketed by Depomed in the US. Cambia was approved by Health Canada in March 2012 and was commercially launched to specialists in Canada in October 2012 and broadly to all primary care physicians in February 2013. The market for prescription migraine products in Canada is valued at approximately $140 million dollars based on IMS data.

Cambia is a non-steroidal anti-inflammatory drug (NSAID) and the only prescription NSAID available and approved for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. Cambia is available as an oral solution in individual sachets each designed to deliver a 50mg dose when mixed in water. According to the 2011 U.S. guidelines published by the International Headache Society, Cambia is the only approved prescription NSAID available that was studied and proven to be an effective treatment for migraine that reached statistically significant results for all four co-primary endpoints including: pain free response at two hours; nausea free; photophobia free (sensitivity to light); and phonophobia free (sensitivity to sound). In addition, Cambia provides fast migraine pain relief within 30 minutes of dosing due in part to the significant benefits of the proprietary Dynamic Buffering TechnologyTM (“DBT”). DBT provides for enhanced drug absorption and bioavailability. In fasting volunteers, measurable plasma levels were observed within five minutes of dosing with Cambia. Peak plasma levels were achieved at approximately 15 minutes, with a range of approximately 10 to 40 minutes. The use of some NSAIDs has been associated with an increased incidence of cardiovascular adverse events such as myocardial infarction, stroke or thrombotic events. The risk may increase with duration of use and patients should only take this medication as prescribed by a physician.

Migraine Treatment Options: There are a number of different treatment options for migraine in Canada. Acute migraine treatment options can be broken down to three main categories: (i) triptans or 5-HT1 receptor agonists (e.g. sumatriptan, rizatriptan); (ii) ergot alkaloids (e.g. ergotamine, dihydroergotamine); and (iii) NSAIDs (Cambia). Triptans may cause dizziness, nausea, weakness and chest discomfort and should not be used by patients with heart disease, uncontrolled high blood pressure, blood vessel disease or who have a history of stroke. Ergots may cause chest pain, tingling or burning sensations, nausea, vomiting, and cramps. Furthermore, ergots may reduce blood flow to the extremities (hands and feet) and may lead to tissue damage. Ergots should also not be used by anyone with heart disease, uncontrolled high blood pressure or blood vessel disease. NSAIDs such as Cambia may increase the incidence of cardiovascular adverse events such as myocardial infarction, stroke or thrombotic events, gastrointestinal adverse events such as peptic/duodenal ulceration, perforation and gastrointestinal bleeding and are contraindicated in the third trimester of pregnancy.

In September of 2013 the Canadian Neurological Sciences Federations issued revised Canadian Headache Society Guidelines for Acute Drug Therapy for Migraine Headaches through the Canadian Journal of Neurological Sciences. Cambia (diclofenac potassium for oral solution) was acknowledged as potential first line therapy, fast onset of action and having a strong recommendation, high quality evidence and recommended for the acute treatment of migraine.

Migraine in Canada: The annual prescription migraine market in Canada is valued at approximately $140 million dollars. Management estimates that four million women and one million men suffer from migraine headaches in Canada and that 60 percent of those with migraine have one or more attacks per month while 25 percent of those with migraine have at least one attack per week. One Canadian study found that those with migraine lose 6.5 days of work each year resulting from their migraine. According to a study conducted by Pryse Phillip, et al, published by the Canadian Journal of Neurological Sciences in 1992, they estimate that 7,000,000 working days are lost annually in Canada due to migraine and that direct and indirect cost in the workplace due to migraine is estimated at $500 million annually. It was also found that 48 percent of all women suffering from migraine have never consulted a physician for their headaches.

Competitive Analysis: It is estimated that half of all people suffering from migraine in Canada never seek help from a physician but rather self-treat their condition with over-the-counter (“OTC”) medications such as aspirin (Bayer®), acetaminophen (Tylenol®) and OTC NSAID’s such as ibuprofen (Advil®) and naproxen sodium (Aleve®). The main prescription pharmacological agents used to treat acute migraine includes the triptan class of drugs or 5-HT1 receptor agonists as they are known and these products include sumatriptan (Imitrex®), rizatriptan (Maxalt®), zolmitriptan (Zomig®), almotriptan (Axert®), naratriptan (Amerge®), eletriptan (Relpax*) and frovatriptan (Frova®). There are also the ergot alkaloids such as ergotamine (Cafergot®) and dihydroergotamine (Migrinal®) used in some cases as are narcotics such as meperidine (Demerol) and the combination drug of aspirin, butalbital, and caffeine (Fiorinal®). In spite of a number of possible treatment options for treating migraines, many of these treatments are without a formal indication from Health Canada. The Company considers the competitive market as the triptans class, which currently sells approximately $140 million annually in Canada.

Bezalip® SR

Bezalip SR (bezafibrate) is a well-established pan-peroxisome proliferator-activated receptor (pan-PPAR) activator. Bezalip SR, used to treat hyperlipidemia, has over 25 years of therapeutic use globally with a good safety profile. Bezalip SR helps lower low-density lipoprotein cholesterol (LDL-C) and triglycerides while raising high-density lipoprotein cholesterol (HDL-C) levels. It also improves insulin sensitivity and reduces blood glucose levels, which in combination with the cholesterol effects may significantly lower the incidence of cardiovascular events and development of diabetes in patients with features of metabolic syndrome. Bezalip SR is under license from Actavis Group PTC ehf and is sold exclusively in Canada by Tribute. Tribute also has the exclusive development and licensing rights to Bezalip SR in the U.S. and recently filed an IND that received clearance from the FDA in the US. The initial target indication being pursued in the U.S. is for severe hypertriglyceridemia. Bezalip SR is contraindicated in patients with hepatic and renal impairment, pre-existing gallbladder disease, hypersensitivity to bezafibrate, or pregnancy or lactation.

Bezalip SR is currently approved in more than 40 countries worldwide. According to third party data from IMS, the U.S. fibrate market is estimated at nearly $2.5 billion dollars in 2013. Upon approval, should such an approval be obtained, Tribute would enjoy a five year market exclusivity period from the FDA extended to all new chemical entities.

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

Competitive Analysis: Cholesterol-lowering drugs in Canada include: statins, niacin, bile-acid resins, fibric acid derivatives (fibrates), and cholesterol absorption inhibitors. All classes of cholesterol-lowering medicines are most effective when combined with increased exercise and a low-fat, high-fiber diet. The statin class includes some of the largest-selling prescription products in the world (Lipitor®, Zocor®, Crestor®, etc.). Statins dominate single-agent prescribing for the treatment of lipid disorders. The niacin (nicotinic acid – vitamin B3) class includes brands such as Niaspan®, which work primarily on increasing HDL cholesterol. The fibrates class of cholesterol lowering treatments, and is composed of three competing molecules: gemfibrozil (Lopid®), bezafibrate (Bezalip SR), and fenofibrate (Lipidil® in Canada or Tricor® in the U.S.). Clinical studies have demonstrated that bezafibrate, the active ingredient in Bezalip SR was shown to be very effective in lowering high levels of triglycerides, raising HDL cholesterol and lowering LDL cholesterol. As of the end of 2013, IMS estimates the annual fibrate market in Canada to be approximately $50 million.

Soriatane®

Soriatane is chemically known as acitretin, and is indicated for the treatment of severe psoriasis (including erythrodermic and pustular types) and other disorders of keratinization. Soriatane is a retinoid, an aromatic analog of vitamin A.

Soriatane was approved in Canada in 1994 and is the first and only oral retinoid indicated for psoriasis. Soriatane is often used when milder forms of psoriasis treatments like topical steroids, emollients and topical tar-based therapies have failed.

Soriatane should be reserved for patients unresponsive to, or intolerant of standard treatment. In addition, Soriatane should only be prescribed by physicians knowledgeable in the use of systemic retinoids. Soriatane is teratogenic (can cause birth defects) and should not be used by women who are pregnant or who are planning to become pregnant during or within three years after stopping treatment of Soriatane.

Psoriasis Treatment Options: There are a number of different treatment options for psoriasis. Typically, topical agents are used for mild disease, phototherapy for moderate disease and oral systemic agents and biologicals for more severe disease.

The three main traditional systemic treatments are methotrexate, cyclosporine and Soriatane. Unlike Soriatane, methotrexate and cyclosporine are immunosuppressant drugs. Methotrexate may cause a decrease in the number of blood cells made by bone marrow, may cause liver damage, lung damage, damage to the lining of the mouth, stomach or intestines and may increase the risk of developing lymphoma (cancer that begins in the cells of the immune system), among other serious side effects. Methotrexate may also cause serious or life-threatening skin reactions. Cyclosporines may cause side effects that could be very serious, such as high blood pressure and kidney and liver problems. It may also reduce the body's ability to fight infections.

Competitive Analysis: Severe psoriasis is a condition that involves more than 10% of the body area or is physically, occupationally or psychologically disabling. Soriatane will typically be used in combination with other drugs such as topical steroids, emollients or tar-based therapies. Soriatane is most effective for treating psoriasis when it is used with phototherapy. Soriatane is sometimes used with the biologic agents such as etanercept (Enbrel®), adalimumab (Humira®) or infliximab (Remicade®) and may also be prescribed in rotation with cyclosporine or methotrexate. Biologic therapies such as Enbrel® Humira® and Remicade® are effective in treating severe forms of the disease, but are very expensive and sometimes not reimbursed by government or other private drug plans. Cyclosporine and methotrexate are also oral agents that are often used for severe forms of psoriasis. The market for moderate to severe psoriasis in Canada is estimated by management to be greater than $200 million dollars for 2013.

Collatamp G®

Tribute acquired the exclusive Canadian licensing rights for Collatamp G (restorable gentamicin-collagen haemostat) from Theramed Corporation in June 2012. EUSA Pharma ("EUSA") owns the worldwide rights (except US) to Collatamp G and licensed the product to Theramed in 2008. Collatamp G, approved by Health Canada on August 1, 2007 and launched in Canada in 2008, is a fully resorbable gentamicin-collagen haemostat, used as a surgical implant for haemostasis and local delivery of high doses of gentamicin. The market in which Collatamp G competes in Canada is estimated at $20 million dollars based on best estimates from management.

Collatamp G is indicated for the local haemostasis of capillary, parenchymatous and seeping haemorrhages in areas with a high risk of infection and has been shown to reduce post-operative infections across a range of surgical disciplines, including a reduction of 53% in a large randomized controlled study in cardiac surgery. Based on internal data, Collatamp G is currently used in over 100 hospitals and surgical centers across Canada and is approved or used in over 50 countries throughout the world.

Collatamp G contains gentamicin sulphate at a locally effective dose and has been shown to be efficacious in the treatment and prevention of post-operative acquired infection across many surgical interventions including: cardiac surgery, gastro-intestinal surgery, vascular surgery and orthopaedic surgery.

Collatamp G is a unique product within the surgical field as it is the only product in Canada which combines a hemostatic device with a locally acting antibiotic.

Competitive Analysis: There are a number of haemostatic agents on the market in Canada and gentamycin is available as an intravenous drug but Collatamp G is unique in that it combines a haemostat with the antibiotic gentamycin in a topical, collagen matrix.

NeoVisc® and NeoVisc® Single Dose

NeoVisc, is a proprietary product, developed by the Company and is used for the temporary replacement of synovial fluid in osteoarthritic joints. It is available as a triple-dosed, 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution and a single dose 6 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution. NeoVisc is classified in Canada by the Therapeutic Products Directorate (“TPD”) as a “medical device” under the Medical Devices Regulations of the Food and Drugs Act (Canada). NeoVisc is administered by intra-articular injection, by injecting the product directly into the affected joint and may be administered either as a single 6 mL injection or three 2 mL injections given over a two week period. Injections are typically repeated every 6 to 8 months thereafter and dependent on the patients response. The market for NeoVisc in Canada is estimated at $25 million dollars based on management estimates.

This type of treatment, referred to as viscosupplementation, is a well-established treatment for osteoarthritis of the knee, having gained Canadian approval in 1992 and United States approval in 1997. Viscosupplementation has also been used since the mid-1980s in many European markets. Replacing or supplementing the joint fluid provides symptomatic relief from the pain of osteoarthritis of the knee for up to 4 to 12 months before repeated injections are required. In late 2003, the first single dose product was launched in Canada and by 2009 there were four single dose therapies available in the Canadian market, including NeoVisc single dose. Single dose products like NeoVisc offer convenience of a single injection but the clinical effect typically is shorter in duration than the triple dose administration.

Osteoarthritis and Treatment Options: Osteoarthritis (“OA”) is the most common form of chronic arthritis worldwide and is a key cause of pain and disability in older adults. According to the Arthritis Society of Canada, OA affects about 10% of the adult population. OA of the knee, about twice as common as OA of the hip, is becoming an increasingly important condition with the aging population. OA risk factors include injury, prior joint inflammation, abnormalities of joint shape, and obesity. OA is a degenerative and sometimes painful disease that is associated with long term wear on weight-bearing joints. The market for OA is expected to grow significantly in future years as the average age of the population increases.

Current OA strategies and treatment goals include:

1. Patient education
2. Physical therapy
3. Over the Counter (“OTC”) analgesics
4. Non-steroidal anti-inflammatory drugs (“NSAID”), such as diclofenac, naproxen and COX2 inhibitors such as Celebrex®
5. Intra-articular viscosupplements, such as NeoVisc
6. Intra-articular steroids – corticosteroids are also used to treat inflammation associated with OA
7. Opioids
8. Joint replacement – surgical replacement with artificial joints

Products such as NeoVisc provide a non-pharmacological option in obtaining symptomatic improvements by supplementing the synovial fluid in the affected joint. NeoVisc can also be used in conjunction with other treatment strategies like physical therapy, OTC medications and NSAIDs, and as a result may reduce the amount of medication required and potentially delay joint replacement.

Competitive Analysis: There are a number of competitive viscosupplements to NeoVisc in Canada for both NeoVisc and NeoVisc Single Dose, including Sanofi’s products Synvisc® and Synvisc® One. The competitive landscape in the United States and other international markets is now very similar to the Canadian market. NeoVisc is an effective, technically engineered, highly purified, high molecular weight linear format, free of any avian peptides and available in a single or triple dose presentation. Furthermore, NeoVisc is the only marketed viscosupplement manufactured and packaged in Canada and marketed by a Canadian company.
Uracyst® (Uropol®)

Uracyst, developed by the Company, is used in the treatment of certain forms of interstitial cystitis (“IC”) and non-common cystitis. Uracyst is a sterile 2.0% sodium chondroitin sulfate solution available in a 20 mL vial. This product is instilled by catheter directly into a patient’s bladder. According to the Global Data: Interstitial Cystitis Therapeutics – Pipeline Assessment and Market Forecasts to 2019, the global interstitial market size is estimated to be valued at approximately US$150 million dollars.

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

The Company has been issued a patent(s) for Uracyst in the United States, China, Japan, Australia and Canada and has international patents pending. Uracyst is classified in Canada by TPD as a medical device under the Medical Devices Regulations of the Food and Drugs Act (Canada).

Interstitial Cystitis and Treatment Options: Interstitial cystitis is a chronic inflammation of the bladder wall and is often associated with painful symptoms of the lower abdomen. Unlike common cystitis, IC is not caused by bacteria and does not respond to conventional antibiotic therapy. IC can affect people of any age, race or sex, but is more frequently diagnosed in women.

IC causes some or all of the following symptoms:

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

At present, there is neither a cure for IC nor is there an effective treatment which works for everyone. The following treatments have been used to relieve the symptoms of IC in some people: (i) diet, (ii) bladder distention, (iii) instilled dimethyl sulfoxide (“DMSO”), heparin or hyaluronic acid, (iv) anti-inflammatory drugs, (v) antispasmodic drugs, (vi) antihistamines and (vii) muscle relaxants.

In severe cases, several types of surgery have been performed including bladder augmentation and urinary diversion. Products available for treating IC vary in their effectiveness. Most work for short periods of time and generally, are effective in about 30% to 40% of patients. Some therapies can take up to six months of active treatment before patients start to show symptomatic improvement.

Competitive Analysis: The treatment of IC is a relatively small niche market. Because of low efficacy rates and relatively expensive treatment costs for competitive products, management believes the treatment of IC remains an unsatisfied market with no dominant competitive product. Ortho McNeil Pharmaceutical, Inc. a competitor in the IC market has marketed Elmiron® (pentosan polysulfate sodium) in Canada since 1993. Elmiron® is used as an oral GAG replenishment therapy. Side effects reported from the use of Elmiron® include hair loss, diarrhea and mild to extreme gastrointestinal discomfort.

Development Strategy

Tribute is an emerging specialty pharmaceutical company engaged in the acquisition, licensing, development and promotion of healthcare products in the Canadian and U.S. markets. In addition to growing the business in Canada, the Company is also building revenues through out-licensing its current products to international markets and continues to explore new, life-cycle development opportunities for its proprietary products Uracyst and NeoVisc.

Tribute’s future product development efforts will be focused initially on developing strategic partners to assist Tribute in gaining regulatory approval in the U.S. and other key international markets for NeoVisc and Uracyst.

Tribute obtained FDA clearance for an IND related to Bezalip SR in October 2013. The fibrate market in which Bezalip SR will compete is estimated at approximately $2.5 billion annually in the U.S. and the Omega 3 fatty acid (fish oil) product category that are also used to treat SHTG are estimated to have annual sales in excess of $1.3 billion. The Company will explore all possibilities to obtain a market authorization for Bezalip SR in the US. In March 2014, the Company entered into an agreement with JSB-Partners ("JSB"), a global life sciences advisor, to support Tribute in finding a co-development and commercial partner for the Company's Bezalip® SR (bezafibrate) in the US.

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

Our licensed products are manufactured by authorized, third-party, contract manufacturing organizations in various places throughout the world. Our manufacturers are all cGMP compliant and approved fabricators of pharmaceutical or medical device products according to Health Canada.

During 2013 and 2012, the Company’s NeoVisc® product was manufactured at Therapure Biopharma Inc. in Mississauga, Ontario, Canada and Uracyst® was manufactured by Jubilant HollisterStier, Inc. (formerly Draxis Pharma, Inc.) in Kirkland, Quebec, Canada. Bezalip® SR and Soriatane® are provided by Tribute’s licensor, Actavis. Under the terms of these agreements the Company is obligated to make payments for batches to be manufactured within the one year termination notification period.

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

The sale and use of the Company’s products entails risk of product liability and the Company presently carries product liability insurance. There can be no assurance that, despite testing by the Company, as well as testing by regulatory agencies, defects will not be found in new products after commencement of commercial shipments. The occurrence of such defects could result in the loss of, or delay in, market acceptance of the Company’s products, which could have a material adverse effect on the Company. Furthermore, litigation, regardless of its outcome, could result in substantial costs to the Company, divert management’s attention and resources from the Company’s operations, and result in negative publicity that might impair the Company’s on-going marketing efforts.

Tribute is responsible for secondary packaging of its proprietary products at its London, Ontario facility. The Company’s licensed products are packaged by its third party contract manufactures.

The Company’s products are distributed in Canada by a third-party logistics provider, which provides warehousing, distribution, customer service and accounts receivable directly to the Company.

The Company, as a common practice for all of its products, maintains several months of inventory (including raw materials and finished goods) at any given time to mitigate against any risks of potential manufacturing disruptions. The Company did not experience any product disruptions of any significance in 2013.

The Industry

The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology. Tribute believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. The market is dominated by a small number of highly-concentrated global competitors, many of which boast substantially greater resources than the Company. Given the size and scope of the competition, there can be no assurance that the Company will maintain or grow its current market position in its therapeutic areas, or that developments by others will not render the Company’s products or technologies non-competitive or obsolete. Also, many current and potential competitors of the Company may have greater name and brand recognition, or may enjoy more extensive customer relationships that could be leveraged to gain market share to the Company’s detriment. Although the Company is unaware of any competitors who may be able to complete the regulatory approval process more rapidly than the Company, and therefore may achieve market entry ahead of the Company’s products.

In order to maintain and improve its position in the industry, the Company is dedicated to enhancing its current products, developing or acquiring new products and product extensions, and implementing a comprehensive domestic and international sales and distribution marketing strategy. If the Company is not able to compete effectively against current and future competitors, such failure may result in fewer customer orders, reduced gross margins and profitability and loss of market share, any of which would materially adversely affect the Company.

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

REGULATORY, QUALITY ASSURANCES, SAFETY AND MEDICAL INFORMATION

Tribute currently utilizes a combination of internal and outsourced resources to address all of its quality assurance, regulatory affairs, pharmacovigilance and medical information needs. Tribute’s London, Ontario facility maintains a Health Canada Drug Establishment License and is ISO 13485 approved. The Company remains compliant with all regulatory guidelines and reporting obligations.

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

Prior to being given market authorization for a product, a manufacturer must present substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act (Canada) and associated regulations. This information is submitted in the form of a New Drug Submission (“NDS”) in Canada.

The TPD performs a thorough review of the submitted information, sometimes using external consultants and advisory committees, to evaluate the potential benefits and risks of a drug. If, at the completion of the review, the conclusion is that the patient benefits outweigh the risks associated with the drug, the drug is issued a Notice of Compliance (“NOC”) and a Drug Identification Number (“DIN”), which permits the manufacturer to market the drug in Canada.

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

Canadian Reimbursement Overview

After regulatory approval is received for a prescription drug, it can be sold to the public in accordance with prescription pharmaceutical regulations. Revenues are generated from prescription drug sales in Canada through one of three sources:

●	Cash: Patients will pay “out of pocket” at their sole expense. It is estimated that 10% of all prescription dollars spent in Canada come from cash purchases.
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

●
Government Drug Plans: Government drug plans cover the cost of nearly 45% of prescription dollars spent in Canada, and generally serve patients over the age of 65 or patients for whom the cost of medications represents a significant financial burden such as families receiving social assistance. Each provincial government pays the cost of drugs that are listed on their own provincial formulary.

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

Hospital products or products dispensed in the hospital are treated differently in Canada. All medications taken while in a hospital are fully reimbursed by the provincial governments. If a patient leaves the hospital and is prescribed a drug to be taken at home, this prescription product would be reimbursed either by cash, private insurance or public insurance plans.

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

At the provincial and territorial level, products are reviewed on the basis of their cost-effectiveness, comparable utility to other similar products, projected utilization and cost implications to the publicly-funded drug budget. Each submission is reviewed but there is wide variance in the formulary decisions and the time taken to make such decisions. Provinces and territories may utilize the recommendations of the CDR or perform their own analysis.

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

Patent and Proprietary Protection

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

The Company currently has patents issued for Uracyst that include a low dose patent in both the United States (Patent No. 6,083,933 –- issued 07/04/2000) and Canada (Patent No. 2,269,260 – issued 12/31/2002). In addition, the Company has approved patents for its high dose product in Australia (Patent No. AU 2004212650 – issued 11/05/2009), Canada (Patent No. 2515512 – issued 07/10/2012), China (Patent No. ZL200480006467.1 – issued 05/26/2010), the United States (Patent No. US 7772210 – issued 08/10/2010, Patent No. US 8084441 – issued 12/27/2011 and Patent No. 833`4276 – issued 12/18/2012), and Japan (Patent JP 4778888 – issued 07/08/2011). Jurisdictions with patents pending related to the high dose Uracyst include: the United States, Europe, India, and Israel. Uracyst is classified as a medical device in all countries in which it currently has approval. The Company currently has one pending United States patent application and three pending foreign patent applications covering Uracyst/Uropol high dose patents.

The Company also has rights to patents on Cambia through its licensing agreement with Depomed, Inc. (previously Nautilus Neuroscience) (Patent No. 2,254, 144) and there is also one patent pending for Cambia in Canada. In addition, the Company also has rights to a Canadian patent on Bezalip SR through its licensing agreement with Actavis.

While trade secret protection is an essential element of our business and we have taken security measures to protect our proprietary information and trade secrets, we cannot give assurance that our unpatented proprietary technology will afford us significant commercial protection. We seek to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in intellectual property arising from their work for us. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with us and not to disclose or misuse our confidential information. However, it is possible that these agreements may be breached or invalidated, and if so, there may not be an adequate corrective remedy available. Accordingly, we cannot ensure that employees, consultants or third parties will not breach the confidentiality provisions in our contracts, infringe or misappropriate our trade secrets and other proprietary rights or that measures we are taking to protect our proprietary rights will be adequate.

Where deemed appropriate, Tribute files patent applications for products or technologies which it owns or in respect of which it has acquired a license and, if necessary, then further developed to make such technologies marketable. Licensed products often include rights to the intellectual property (“IP”) of the licensor. Such applications may cover composition of matter, the production of active ingredients and their novel applications and may be filed globally or in select territories that the Company may intend to commercialize its products.

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

Issues may arise with respect to claims of others to rights in the patents or patent applications owned by or licensed to the Company. As the industry expands and more patents are issued, the risk increases that the Company’s processes and products may give rise to claims that they infringe the patents of others. Actions could be brought against the Company or its commercial partners claiming damages or an accounting of profits and seeking to enjoin them from clinically testing, manufacturing and marketing the affected product or process. If any such action were successful, in addition to any potential liability for damages, the Company or its commercial partners could be required to obtain a license in order to continue to manufacture or market the affected product or use the affected process. There can be no assurance that the Company or its commercial partners could prevail in any such action or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. If no license is available, the Company’s ability to commercialize its products may be negatively affected or withdrawn. There may be significant litigation in the industry regarding patents and other intellectual property rights and such litigation could consume substantial resources. If required, the Company may seek to negotiate licenses under competitive or blocking patents, which it believes are required for it to commercialize its products.

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

Pricing and Reimbursement

As pressures for cost containment increase, particularly in Canada, the United States and the European Union, there can be no assurance that the prices the Company can charge for its products will be as favorable as historical pharmaceutical product prices. Reimbursement by government, private insurance organizations, and other healthcare payers has become increasingly important, as has the listing of new products on large formularies, such as those of benefit providers and group buying organizations. The failure of one or more products to be included on formulary lists, or to be reimbursed by government or private insurance organizations, could have a negative impact on the Company’s results of operation and financial condition.

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

On November 9, 2010, the Company signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement. The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the execution of this agreement - paid; and b) the following milestone payments; i) US$750,000 ($746,175) to be paid upon the earlier of the first commercial sale of the product or six months after all regulatory approvals. As per the second amendment of the License Agreement, a payment of US$250,000 ($245,200) was paid in October 2012, while the remaining US$500,000 ($497,450) was made on March 1, 2013. Additional one-time performance based sales milestones are due as follows: i) US$250,000 ($265,900) the first year in which annual net sales exceed US$2,500,000 ($2,659,000), ii) US$500,000 ($531,800) the first year in which the annual net sales exceed US$5,000,000 ($5,318,000), iii) US$750,000 ($797,700) the first year in which the annual net sales exceed US$7,500,000 ($7,977,000), iv) US$1,000,000 ($1,063,600) the first year in which the annual net sales exceed US$10,000,000 ($10,636,000), v) US$1,500,000 ($1,595,400) the first year the annual net sales exceed US$15,000,000 ($15,954,000), and vi) US$2,000,000 ($2,127,200) the first year in which the annual net sales exceed US$20,000,000 ($21,272,000). Royalty rates are tiered and payable at rates ranging from 22.5-25.0% of net sales. The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

Other Laws and Regulations

Tribute’s operations are or may be subject to various federal, provincial, state and local laws, regulations and recommendations relating to the marketing of products and relationships with treating physicians, data protection, safe working conditions, laboratory and manufacturing practices, patient safety, the export of products to certain countries and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances. Although the Company believes its safety procedures comply with the standards prescribed by federal, provincial, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. In the event of an accident, the Company could be held liable for any damages that result. The amount of such damages could have a materially adverse effect on the Company’s results of operations and financial condition.

Employees

The Company currently employs forty employees including full-time, part-time and contract employees. Twenty-seven of these employees are in sales and marketing and the remainder are in management and administration positions. The Company may add additional staff in areas that its management may feel is necessary for the successful operation of the Company.

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

Customers

During the year ended December 31, 2013, the Company had two significant pharmaceutical wholesale customers that account for 58.2% (McKesson Pharmaceutical - 42.5% and Shoppers Drug Mart Inc. - 15.7%) of the Company’s sales. This is normal and customary in the Canadian pharmaceutical business. These are well known and highly respected customers that have a solid track record of paying all outstanding amounts owing on time and the Company does not anticipate that this will materially change in 2014.

Our Website

Our website address is www.tributepharma.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission (“SEC”), filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company will also make available all financial reports filed in accordance with US GAAP with SEDAR through its website. The Company invites investors and interested parties to sign up for “Email Alerts” on the Company’s website to receive information such as press releases as they become available.

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

As of December 31, 2013 we had an accumulated deficit of $14,295,911. Because of the numerous risks and uncertainties associated with our products, we are unable to predict with any certainty the extent of any future losses or when we will become profitable. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will require additional financing to expand our operations.

Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placements of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures.

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

Should we elect to satisfy our cash commitments through the issuance of securities, by way of either private placements or public offerings or otherwise, there can be no assurance that our efforts to raise such funding will be successful, or achieved on terms favorable to us or our existing shareholders. If adequate funds are not available on terms favorable to us, we may have to reduce substantially or eliminate expenditures, production and marketing of our proposed products or obtain funds through arrangements with corporate partners that require us to relinquish rights to certain of our technologies or products. There can be no assurance that we will be able to raise additional capital if our current capital resources are exhausted.

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

Our products will compete with existing and new therapies and treatments and numerous pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations are engaged in the development of alternatives to our technologies. Some of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Collaborations or mergers between large pharmaceutical or biotechnology companies with competing drug delivery technologies could enhance our competitors’ financial, marketing and other resources. Developments by other drug delivery companies could make our products or technologies uncompetitive or obsolete. Accordingly, our competitors may succeed in developing competing technologies, obtaining regulatory approval for products or gaining market acceptance more rapidly than we can.

If government programs and insurance companies do not agree to pay for or reimburse patients for our pharmaceutical products, our success will be impacted.

Sales of our products will depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third-party payers will pay for the products. Even if third-party payers do accept our products, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

Even if regulatory approvals are obtained for our products, such products will be subject to ongoing regulatory review. If we or a partner fail to comply with continuing Canadian, U.S. and foreign regulations, the approvals to market drugs could be lost and our business would be materially adversely affected.

Following any initial Health Canada, FDA or foreign regulatory approval of any drugs or medical devices we or a partner may develop, such products will continue to be subject to regulatory review, including the review of adverse drug experiences, safety reports and clinical results that are reported after such products are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any product candidates will also be subject to periodic review and inspection by regulatory authorities (“Regulatory Authorities”), including Health Canada and/or the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the products or manufacturer or facility, including withdrawal of the products from the market. Marketing, advertising and labeling also will be subject to regulatory requirements and continuing regulatory review. The failure to comply with applicable continuing regulatory requirements may result in fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

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

The product candidates of us and our partners cannot be marketed in Canada, the U.S. or any other jurisdiction without regulatory approval from a regulatory authority such as Health Canada or the FDA (“Regulatory Authority”). Obtaining regulatory approval with a Regulatory Authority requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, including, without limitation, citizen’s petitions or other filings with the Regulatory Authority, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner by any Regulatory Authority. If our product candidates are not approved in a timely fashion, or are not approved at all, our business and financial condition may be adversely affected.

In addition, both before and after regulatory approval, we, our collaboration partners and our product candidates are subject to numerous requirements by Regulatory Authorities covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. These requirements may change and additional government regulations may be promulgated that could affect us, our collaboration partners or our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in Canada, the U.S. or abroad. There can be no assurance that neither we nor any of our partners will be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

Materials necessary to manufacture our products may not be available on commercially reasonable terms, or at all, which may result in reduced revenues due to product shortages.

We rely on the third-party manufacturers to manufacture the Company’s products.  Most of our third-party suppliers purchase, on the Company’s behalf, the materials necessary to produce the finished, final product for sales including the active pharmaceutical ingredients, or APIs, and other such materials necessary to produce finished, saleable products for commercial distribution. In the event that a suppliers of a product, ingredient or any materials the Company needs to manufacturer or package its products are not available or not for sale at the time the Company needs such ingredient or material in order to meet our required delivery schedule or on commercially reasonable terms, then the Company could be at risk of a product shortage or stock-out. The Company relies on our suppliers in many cases to ensure the adequate supply of ingredients, API’s and packaging material and for the timely delivery of orders placed by the Company. Should the Company experience a shortage in supply of a product, API, ingredient or any material, sales of such product could be harmed or reduced and our ability to generate revenues from such product may be impaired.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If one of our product candidates is approved for commercial sale by a Regulatory Authority, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on a number of factors, including:

●	Demonstration of efficacy;
●	Changes in the practice guidelines and the standard of care for the targeted indication;
●	Relative convenience and ease of administration;
●	The prevalence and severity of any adverse side effects;
●	Budget impact of adoption of our product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	Pricing and cost effectiveness, which may be subject to regulatory control;
●	Effectiveness of our or any of our partners’ sales and marketing strategies;
●	The final product labeling or product insert required by Regulatory Authorities; and
●	The availability of adequate third-party insurance coverage or reimbursement.

If any product candidate that we acquire, license or develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by a Regulatory Authority, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payers, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources, may be constrained by Regulatory Authority rules and policies on product promotion and may never be successful.

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

As part of our growth strategy, we intend to acquire, license or develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover, license and/or acquire promising pharmaceutical product or medical device candidates and products for Canada. Failure of this strategy would impair our ability to grow.

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

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by Regulatory Authorities. All product candidates are prone to risks of failure typical of pharmaceutical or medical device product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

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

Our products face competition from products which may be used as an alternative or substitute to the Company’s products. In addition we compete with several large companies in the healthcare industry. To the extent these companies, or new entrants into the market, offer comparable products at lower or similar prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position.

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

We are controlled by our current directors, officers and principal shareholders.

Our directors and executive officer, their spouses and their affiliates own approximately 57% of the outstanding shares of common stock of the Company. Accordingly, our directors, executive officer, their spouses and certain of their affiliates, will have substantial influence on the ability to control the election of our Board of Directors and the outcome of issues submitted to our stockholders.

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

We conduct our business primarily in Canadian, United States and EURO currencies. To the extent our future revenues are denominated in currencies other than Canadian dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since our operating results are reported in Canadian dollars and significant changes in the exchange rate could materially impact our reported earnings.

Risks Related to Our Intellectual Property and Product Liability

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

As of the date of this report we have four issued United States patents, two Canadian patents and a patent in each of Australia, China and Japan. Additionally, as of the date of this report we have one pending United States patent application and three pending foreign patent applications including the European Union covering high dose patents.

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

Furthermore, a third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party's patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party's patents. The pharmaceutical industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either does not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the pharmaceutical industry, we employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

The market price of the common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to integrate operations, technology, products and services;
●	our ability to execute our business plan;
●	announcements concerning product development results, including clinical trial results, or intellectual property rights of others;
●	litigation or public concern about the safety of our existing and potential products;
●	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
●	announcements of technological innovations or new products by us or our competitors;
●	loss of any strategic relationship;
●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
●	economic and other external factors;
●	period-to-period fluctuations in our financial results; and
●	whether an active trading market in our common stock develops and is maintained.

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

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. Because the Company does not currently pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our securities could depend in part on the research and reports that securities analysts publish about our business and us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our securities. If securities analysts do not cover the Company, the lack of research coverage may adversely affect the market prices of our common stock. If we are covered by securities analysts, and our securities are the subject of an unfavorable report, the prices for our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price and/or trading volume to decline.

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

In addition, as of December 31, 2013, there were outstanding options to purchase an aggregate of 3,824,835 shares of our common stock at exercise prices ranging from $0.38 per share to $1.00 per share, of which options to purchase 2,260,253 shares were exercisable as of such date. As of December 31, 2013, there were warrants outstanding to purchase 13,667,365 shares of our common stock, at exercise prices ranging from $0.46 per share to $0.64 per share, with a weighted average exercise price of $0.58 per share, all of which were exercisable as of December 31, 2013. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. In addition, some of the warrants have anti-dilution protection which will require us to lower the exercise price in the event we sell securities in the future at a price lower than the exercise price. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

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

A sale of a substantial number of shares of common stock may cause the price of our common stock to decline.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company has relocated its corporate headquarters to a 3,500 square feet facility located at 151 Steeles Avenue, East, Milton, Ontario and is subject to a lease which has a monthly rate of $8,000 and expires on August 31, 2017. The Company has incurred leasehold improvement expenses to date of $10,359 for renovations to this facility.

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

	US$ High	US$ Low
Year ended December 31, 2012
First quarter	$070	$0.43
Second quarter	$0.65	$0.41
Third quarter	$0.51	$0.28
Fourth quarter	$0.48	$0.32
Year ended December 31, 2013
First quarter	$0.43	$0.34
Second quarter	$0.45	$0.34
Third quarter	$0.70	$0.35
Fourth quarter	$0.50	$0.34
Year ending December 31, 2014
First quarter (through March 14, 2014)	$0.48	$0.35

Holders

As at March 14, 2014, there were 49 holders of record of our common stocks. However, beneficial holders of our common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is only 49, the number of registered holders is not representative of the number of beneficial owners.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2013 with respect to common shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 11 – Executive Compensation”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in Canadian Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,824,835	$0.60	1,283,289
Equity compensation plans not approved by security holders	-	-	-
Total	3,824,835	$0.60	1,283,289

Recent Sales of Unregistered Securities

On February 27, 2013, the Company closed a private placement of units (“Units”) for aggregate gross proceeds of US$3,375,000 ($3,459,273) at a price per Unit of US$0.40 ($0.41). Each Unit consists of one common share of the Company’s stock, one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a “Series B Warrant”).

Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company, at any time during the period ending 24 months after the date of issuance, at a price of US$0.50 ($0.53) per common share. Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company, at any time during the period ending 60 months after the date of issuance, at a price of US$0.60 ($0.64) per common share.

The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001($0.001) per warrant if certain conditions are met. Such conditions include the Company’s common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 ($1.27), with an average daily volume of at least US$30,000 ($31,908) during that period.

Participation in the private placement included an aggregate of US$2,375,000 ($2,442,688) in gross proceeds received from directors and management of the Company, who were issued a total of 5,937,500 common shares and 2,968,750 Series A and Series B Warrants.

The Company paid a commission of US$185,600 ($190,240) and issued broker warrants equal to 2.5% of the total Units issued. One half of these warrants have terms substantially similar to the Series A Warrants and the remainder have terms substantially similar to the Series B Warrants.

On March 5, 2013, the Company closed a private placement of Units for aggregate gross proceeds of US$895,000 ($920,955), at a price per Unit of US$0.40 ($0.41). The Company paid a commission of US$62,619 ($61,861) and issued broker warrants equal to 6.0% of the total Units issued. One half of these warrants have terms substantially similar to the Series A Warrants and the remainder have terms substantially similar to the Series B Warrants.

On March 11, 2013, the Company closed a private placement of Units for aggregate gross proceeds of US$275,000 ($282,370), at a price per Unit of US$0.40 ($0.41). There were no commissions paid in regards to this private placement.

On September 28, 2013, the Company closed a private placement of units raising aggregate proceeds of US$50,000 ($51,189) at a per unit price of US$0.46 ($0.49). Each unit consists of one common share of the Company’s stock and one warrant exercisable at any time during the period ending 60 months after the date of the issuance at a price of US$0.55 ($0.58). There were no commissions paid in regards to this private placement.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2013, neither Tribute nor any “affiliated purchaser” (as defined in Rule 10b-18) promulgated under the Exchange Act purchased any common shares.

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

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically 0.5% to 2% prompt payment discount when payment is received within, 15 to 20 days net 30 from the date of invoice.

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

Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "MidCap Loan Agreement") with MidCap Funding III, LLC (the "Lender" or "MidCap") for a 36 month term loan that was to be due May 11, 2015. The term loan allowed for a total advancement of US$6,000,000 ($6,381,600). An amount of US$3,500,000 ($3,482,150) was drawn on execution of the MidCap Loan Agreement and the remainder was available to be advanced if the Company raised an amount of not less than US$6,000,000 ($6,381,600) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products. The availability of advancements of the remainder of the loan expired on March 31, 2013. The MidCap Loan Agreement was secured by all assets of the Company and contained customary covenants that, among other things, generally restricted the Company’s ability to incur additional indebtedness. The Loan Agreement included a financial covenant to raise not less than US$3,000,000 ($3,190,800) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013 (Note 11 a). The first six (6) payments were interest-only, with principal and interest payments due monthly thereafter. Interest was calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%. As a consequence of entering into the below Credit Agreement, the MidCap Loan Agreement was repaid in full.

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which may be increased by an additional US$2,000,000 ($2,127,200) at the Company's request on or before December 31, 2014. SWK served as the agent under the Credit Agreement. The Loan matures on August 8, 2018. Interest and principal under the Loan will be paid by a Revenue Based Payment that is charged on quarterly revenues of the Company, applied in the following priority (i) first, to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each quarter after August 8, 2014, to the payment of all principal under the Loan up to a maximum of US$650,000 ($691,340) in respect of any fiscal quarter. All amounts applied under the Revenue Based Payment will be made to each lender according to its pro-rata share of the Loan. The lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment. Pursuant to the terms of the Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the lenders a security interest in substantially all of the Company’s assets (the "Collateral"). The Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other line of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The Credit Agreement also contains certain financial covenants, including, but not limited to, certain minimum net sales requirements and a requirement to maintain at least $1,000,000 of unencumbered liquid assets at the end of each fiscal quarter. The Credit Agreement includes customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments the institution of any proceeding by a government agency or a change of control of the Company. The obligations under the Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Credit Agreement. A 4% agent fee on the above mentioned transaction was paid on the amounts borrowed above US$3,500,000 ($3,722,600).

The Loan accrues interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%. In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

In connection with the MidCap Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.59). The grant date fair value of the warrants was $312,000. Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability (Note 11 c), with an equal amount recorded as a discount to the carrying value of the loan in the accompanying financial statements. The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability. In connection with the Loan the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6333), at any time prior to August 8, 2020. The grant date fair value of the warrants was $445,794, which was recorded as warrant liability, with an equal amount recorded as a discount to the carrying value of the loan. In addition, an origination fee of US$120,000 ($124,172) was paid to SWK and treated as a discount to the carrying value of the loan.

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

During the year ended December 31, 2013, the Company accreted $103,775 (2012 - $64,383) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the statements of operations and comprehensive loss.

During 2012, the Company also incurred $341,489 in financing fees and legal costs related to closing the MidCap Loan Agreement. These fees and costs were classified as debt issuance costs on the balance sheets and were being amortized as a non-cash interest expense using the effective interest rate method. Upon repayment of the MidCap Loan all financing fees and legal costs associated with the MidCap Loan not yet amortized were expensed to loss on extinguishment of loan on the statements of operations and comprehensive loss. These costs, including an exit fee of US$240,000, amount to $620,835. During 2013, the Company also incurred US$294,971 ($303,374) in financing fees and legal costs related to closing the Credit Agreement and recorded US$60,000 ($63,816) related to an exit fee payable to SWK upon the retirement of the Loan. These fees and costs were classified as debt issuance costs on the balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method. During the year ended December 31, 2013, the Company amortized $154,097 (2012 – $147,186) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the year ended December 31, 2013, the Company made principal payments of US$3,281,250 ($3,386,630) (December 31, 2012 - US$218,750 ($215,185)) and interest payments of US$409,653 ($422,341) (December 31, 2012 – US$217,164 ($216,795)) under the MidCap and SWK loan agreements. The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments	Interest Payments
2014	US$192,415 ($204,653)	US$817,834 ($869,849)
2015	US$1,029,808 ($1,095,304)	US$732,692 ($779,291)
2016	US$1,226,439 ($1,304,441)	US$581,061 ($618,016)
2017	US$1,450,105 ($1,494,470)	US$402,395 ($427,987)
2018	US$2,146,232 ($2,282,732)	US$145,608 ($154,869)

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

OVERVIEW

The fourth quarter of 2013 was highlighted by the following events:

●
The Company filed an Investigational New Drug (“IND”) application with the FDA in the U.S. for its product Bezalip SR. The FDA cleared the IND on November 11, 2013 and the Company is now permitted to seek a full approval for Bezalip SR with the filing of a New Drug Application (“NDA”). The initial target indication being sought by the Company is for severe hypertriglyceridemia. Other pharmacological treatments for severe hypertriglyceridemia include fenofibrates, gemfibrozil and Omega-3 fatty acid (fish oil) products.

●	IMS, an audited third party provider of sales data, reported a 36.3% increase in total prescriptions written for Cambia in Q4 2013 when compared to Q3 2013.
●
Obtaining private insurance reimbursement has been a main focus of the Company’s efforts since the launch of Cambia and it is now estimated by management that approximately 65-75% of all Canadians lives covered by Canadian private insurance plans now cover the prescription costs of Cambia.

RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

For the twelve month period ended December 31, 2013 total net revenues from all sources increased by 8.9% or $1,097,600 to $13,440,400 compared to $12,342,800 for the same period in 2012. The increase in sales between the corresponding periods was attributable to an increase in Licensed Domestic Product Net Sales of $275,400 or 3.3%, an increase in Other Domestic Product Sales of $872,000 or 35.0%, and $197,900 of Royalty and Licensing Revenue in each case, as compared to December 31, 2012. Serving as a partial offset was a decrease in International Product Sales of $247,800 or 16.2%.

For the twelve month period ended December 31, 2013, the net loss before tax was $6,887,300 compared to a net loss of $4,629,400 for the year ended December 31, 2012.

Main factors decreasing the net loss for the twelve month period ended December 31, 2013 compared to the same period in the prior year include:

●	Increased gross profit of $828,400 or 16.0% due to higher revenues of $1,097,600;
●	A reduction in research and development expense of $21,400;
●	A decrease in accretion expense of $36,400.

Factors increasing the net loss for the twelve month period ended December 31, 2013 compared to the prior year include:

●	An increase in selling, general and administrative expenses of $959,500, explained below;
●	An increase in expenses related to the revaluation of warrants $511,500 (non-cash), due primarily to the private placement completed in the first quarter of 2013;
●	An increase in amortization of assets of $526,900;
●	Reduction in the fair value of contingent consideration in 2012 not incurred in 2013 for $79,700;
●	Loss on the disposal of an asset (non-cash) of $161,200
●	Loss on the extinguishment of a loan $620,800
●	An increase in interest expense net of interest income of $284,300.

Excluding non-operating expenses for the twelve month period ended December 31, 2013 of $1,808,500; the net loss from operations was $5,078,700 as compared to the prior year net loss from operations of $4,420,700. The increase in the operational loss between these comparable periods represents higher selling, general and administrative costs and amortization of assets (non-cash) offset in part by increases in product margins, detailed below.

Gross Profit and Cost of Sales

For the twelve month period ended December 31, 2013 gross profit was $5,997,300, higher by 16.0% or $828,400 compared to the prior year. Underlying improvements in gross profit for the twelve month period ended December 31, 2013 compared to the same period in 2012 were due to additional gross profit of $347,800 from Licensed Domestic Product Net Sales, $303,300 from Other Domestic Product Sales and International Product Sales and $197,900 from Royalty and Licensing Revenues, offset by an increased change in inventory write downs of $20,600.

Research and Development

For the twelve month period ended December 31, 2013, the Company recorded $nil (2012 - $21,400) in research and development expenses before tax credits.

Selling, General and Administrative Expenses

For the twelve month period ended December 31, 2013 selling, general and administrative expenses were $9,830,100 compared to $8,870,600 in 2012. The increase of $959,500 or 10.8% between comparable periods is primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, as well as marketing and sales expenses related to the launch of Cambia to primary care physicians and specialists in the beginning of 2013 and for the preparation and filing of the Bezalip SR IND with the FDA in the U.S..

Warrant Liability

The exercise price of the warrants is denominated in U.S. dollars while the Company’s functional and reporting currency is the Canadian dollar. As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar.

For the twelve month period ended December 31, 2013 the revaluation of the warrant liability and the cost of extending the warrant expiration resulted in a charge to the change in warrant expense of $399,200 (2012 - $112,300 credit). This increase in warrant liability primarily relates to warrants issued during the year in private placements with a total of 12,052,875 warrants.

Interest and Other Income

Interest and other income for the twelve month period ended December 31, 2013 was $3,600 (2012 - $13,900).

Deferred Income Tax Recovery

For the twelve month period ended December 31, 2013 the Company recorded a deferred income tax recovery of $314,900 related to tax assets not previously recognized (2012 –$1,209,300).

Net Income (Loss)

For the twelve month period ended December 31, 2013 the net loss was $6,572,400, compared to a net loss of $3,349,000 for the prior year. This equates to a loss of ($0.13) per share compared to a loss of ($0.09) per share in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $2,813,500 at December 31, 2013 compared to $2,283,900 at December 31, 2012.

Cash used by operations for the twelve month period ended December 31, 2013 was $5,537,600 (2012 - $1,557,700) mainly as a result of significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, the launch of Cambia, the preparation and filing of the Bezalip SR IND with the FDA and an increase in business development activities. Also included are changes in non-cash operating assets and liabilities, which decreased by $1,643,000 during the fiscal year ended December 31, 2013 (2012 - $1,690,500 increase).

Cash used in investing activities for the twelve month period ended December 31, 2013 was $520,100 – compared to $1,307,200 in 2012.

Cash provided by financing activities for the twelve month period ended December 31, 2013 was $6,321,000 primarily from units issued in the private placement(s) described above which raised gross proceeds of $4,713,700, less share issuance costs of $437,000, as well as the Credit Agreement completed with SWK Funding for US$6,000,000 less financing costs of $305,200. Cash used in financing activities included principal repayments to MidCap Funding III, LLC of $3,386,600.

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

RELATED PARTY TRANSACTIONS

Fees were paid to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the year ended December 31, 2013, the Company recorded and paid to LMT an aggregate of $60,000 (2012 - $150,000) which has been recorded as selling, general and administrative expense in the statements of operations and comprehensive (loss).

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2013, the Company had two significant wholesale customers (2012 – two) that represented 58.2% (2012 – 54.7%) of product sales.

OUTLOOK

In 2013 we successfully launched Cambia to primary care physician during the first quarter with a significant scale-up and investment of our sales and marketing infrastructure. Tribute experienced quarter-over-quarter growth in the total number of prescriptions written for Cambia as outlined in Table 1 below. According to IMS, Cambia has already achieved more than a one percent market share in its target market of products for acute migraine.

Table 1

Source: IMS

The Company filed an Investigational New Drug (“IND”) application with the FDA in the U.S. for its product Bezalip SR (bezafibrate). The FDA cleared the IND on November 11, 2013 and the Company is now permitted to seek a full approval for Bezalip SR with the filing of a New Drug Application (“NDA”). In March 2014, the Company entered into an agreement with JSB-Partners ("JSB"), a global life sciences advisor, to support Tribute in finding a co-development and commercial partner for the Company's Bezalip SR (bezafibrate) in the U.S. The initial target indication being sought by the Company is for severe hypertriglyceridemia. Other pharmacological treatments for severe hypertriglyceridemia include fenofibrates, gemfibrozil and Omega-3 fatty acid (fish oil) products.

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 (the "Loan") which may be increased by an additional US$2,000,000 at the Company's request on or before December 31, 2014. SWK served as the agent, under the Credit Agreement. The Loan matures on August 8, 2018 and accrues interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%. Pursuant to the terms of the Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the Lenders a security interest in substantially all of the Company's assets. In connection with the Loan, the Company issued SWK Funding 755,736 common share purchase warrants with each warrant entitling SWK Funding to acquire one common share in the capital of the Company at an exercise price of US$0.60, at any time prior to August 8, 2020. In connection with Loan, the Company exercised its rights under the MidCap agreement to prepay the outstanding balance of the term loan with MidCap.

In 2013 we continued the process of adding building blocks which will provide the infrastructure for our continued growth in 2014. We are actively looking to add more products to our domestic sales portfolio in Canada, which will be supported by our expanded sales force. We are also looking for further growth through licensing and distribution agreements for our internally developed products and products for which we have marketing rights in countries where we do not yet have distribution agreements.

SUBSEQUENT EVENTS

On February 6, 2014, the Company granted 1,066,162 options to officers and employees of the Company. The weighted average exercise price of these options is $0.40. These options vest one eighth at the end of each fiscal quarter following the date of grant, commencing on March 31, 2015, upon achieving certain financial objectives. The options have a term of five years.

On February 4, 2014, pursuant to the terms of the Loan agreement, SWK advanced the Company the remaining US$2,000,000 in funds that were available pursuant to the Credit Agreement. All terms under the Credit Agreement apply to the additional loan. On the closing date of the second advance of funds ("Second Closing Date"), the Company issued the Lender a warrant to purchase 347,222 common shares of the Company (the "Subsequent Loan Warrant"). The Subsequent Loan Warrant is exercisable for a period of seven years from the Second Closing Date at an exercise price of US$0.432. The Lender may exercise the Subsequent Loan Warrant on a cashless basis at any time.  In the event the Lender exercises the Subsequent Loan Warrant on a cashless basis we will not receive any proceeds. The exercise price of the Subsequent Loan Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. For further information refer to the Company’s Form 8-K filed on February 10, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2013 and 2012, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting for the quarterly period ended December 31, 2013 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the directors and executive officers of Tribute as of March 14, 2014:

Name	Age	Positions
Robert Harris	58	Director, President and Chief Executive Officer
Arnold Tenney	71	Chairman of the Board
Steven H. Goldman	58	Director
John M. Gregory	61	Director
John Kime	71	Director
F. Martin Thrasher	62	Director
Scott Langille	57	Director, Chief Financial Officer
Janice Clarke	53	VP of Finance and Administration

Set forth below are brief biographies of the Company’s directors and officers. All of the directors and executive officers of the Company have held their principal occupations indicated below for the past five years unless otherwise noted.

Robert (Rob) Harris, Director, President and Chief Executive Officer. Mr. Harris was appointed to this role upon the Company’s acquisition of Tribute on December 1, 2011. Mr. Harris has 30 years of pharmaceutical industry experience in both Canada and the United States in sales, marketing, business development and general management. Prior to co-founding Tribute Pharmaceuticals, Mr. Harris was the President & CEO of Legacy Pharmaceuticals Inc. Mr. Harris also has previous experience at Biovail Corporation where, as VP of Business Development, he was involved in, led and successfully concluded numerous business development transactions, including the licensing of new chemical entities, the acquisition of mature products, the completion of co-promotion deals, distribution agreements, product development and reformulation transactions. Mr. Harris joined Biovail in 1997 as the GM of Biovail Pharmaceuticals Canada at a time when the company experienced rapid growth in the Canadian division. Before Biovail, Mr. Harris worked in various senior commercial management positions during his twenty-year tenure at Wyeth (Ayerst) and has been involved in numerous product launches during his career. Mr. Harris was chosen to be a Director in light of his extensive pharmaceutical and business experience.

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

F. Martin Thrasher, Director. Mr. Thrasher is a seasoned international executive. After graduating from the Richard Ivey School of Business in Toronto, Mr. Thrasher spent over 30 years working around the globe for companies such as General Foods, McCormick & Co, Campbell Soup Co. and ConAgra Foods Inc. Mr. Thrasher has lived and worked in Canada, Australia, Belgium and the U.S. His responsibilities with Campbell Soup Co. included positions as President, International Grocery and President, North America Grocery. At ConAgra Foods Inc., he was President of the Retail Products Co, a $9 billion business with over 30,000 employees. Currently, Mr. Thrasher is President of FMT Consulting, a boutique advisory and consulting firm. Mr. Thrasher was chosen as a Director in light of his significant international business experience with Fortune 500 companies.

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

Scott Langille, Director, Chief Financial Officer. Mr. Langille was appointed as the Chief Financial Officer of the Company upon its acquisition of Tribute on December 1, 2011. Prior to co-founding and serving as the CFO of Tribute Pharmaceuticals, Mr. Langille had over 20 years’ experience in the pharmaceutical industry in both Canada and the United States. Prior to joining Tribute, he was CFO of Virexx Medical Corp, a Canadian public biotech company. Mr. Langille was responsible for strategic direction, business development initiatives, investor relations, corporate financing activities and financial operations. His past financial experience also includes Director, Corporate Finance at Biovail Corporation, Director of Finance at Biovail Pharmaceuticals Canada and Vice President at Biovail Pharmaceuticals Inc. in the United States. His other prior management positions were at AltiMed Pharmaceuticals and Zimmer Canada. Mr. Langille has a professional accounting designation and MBA from the University of Toronto.Mr. Langille has been chosen to be a Director in light of his significant business operating, accounting and financial experience.

Janice M. Clarke, VP of Finance and Administration. After the acquisition of Tribute, Ms. Clarke assumed the newly created position of VP of Finance and Administration for both Stellar and Tribute. Ms. Clarke has over twenty years of office administration and financial management experience with proven abilities to implement and manage various financial systems and office procedures. Ms. Clarke joined Tribute Pharmaceuticals Canada Inc. in August 2000 and currently manages its administrative and financial processes.

Family Relationships

None.

Board Leadership Structure and Board’s Role in Risk Oversight

Since the acquisition of Tribute in 2011, we have separated the roles of Chairman of the Board and Chief Executive Officer. Although the separation of roles has been appropriate for us during that time period, in the view of the board of directors, the advisability of the separation of these roles depends upon the specific circumstances and dynamics of our leadership.

As Chairman of the Board, Mr. Tenney serves as the primary liaison between the CEO and the independent directors and provides strategic input and counseling to the CEO. With input from other members of the board of directors, committee chairs and management, he presides over meetings of the board of directors. Mr. Tenney has developed an extensive knowledge of our company, its challenges and opportunities and has a productive working relationship with our senior management team.

The board of directors, as a unified body and through committee participation, organizes the execution of its monitoring and oversight roles and does not expect its Chairman to organize those functions. Our primary rationale for separating the positions of Board Chairman and the CEO is the recognition of the time commitments and activities required to function effectively as Chairman and as the CEO of a company with a relatively flat management structure. The separation of roles has also permitted the board of directors to recruit senior executives into the CEO position with skills and experience that meet the board of director’s planning for the position who may not have extensive public company board experience.

The board of directors has two standing committees - Audit, and Compensation. The membership of each of the board committees is comprised of independent directors, with each of the committees having a separate chairman, each of whom is independent director. Our non-management members of the board of directors meet in executive session at each board meeting.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of risks the company faces, while the board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The board of directors believes that establishing the right “tone at the top” and that full and open communication between executive management and the board of directors are essential for effective risk management and oversight. Our CEO communicates frequently with members of the board to discuss strategy and challenges facing the company. Senior management usually attends our regular quarterly board meetings and is available to address any questions or concerns raised by the board of directors on risk management-related and any other matters. Each quarter, the board of directors receives presentations from senior management on matters involving our areas of operations.

Involvement in Certain Legal Proceedings

None of our officers or directors have, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto, other than the following: (1) Mr. Langille resigned as Chief Financial Officer of ViRexx Medical Corp., a biotechnology company formerly listed on the Toronto Stock Exchange which was focused on the development of therapeutic products for the treatment of cancer and chronic viral infections, in April 2007. On October 16, 2008, ViRexx Medical Corp. filed a Notice of Intention to make a Proposal under the Bankruptcy and Insolvency Act (Canada) as a result of having insufficient financial resources to meet all of its existing creditor obligations, and (2) Mr. Thrasher was a director of a New Food Classics Inc., a private company which filed for creditor protection in January 2012 under the Companies' Creditors Arrangement Act (Canada). Mr. Thrasher resigned from the board of New Food Classics Inc. in February 2012. The Board of Directors does not believe that these proceedings are material to an evaluation of either Mr. Langille’s or Mr. Thrasher’s ability to serve as an officer and/or director of the Company.

Board of Directors

The Board of Directors consists of seven members. Directors serve for terms of one year or until their successors are duly elected or appointed.

Director Independence

Our board of directors has determined that a majority of the board consists of members that are currently "independent" as that term is defined under current listing standards of NASDAQ.

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

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Kime is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires Tribute’s executive officers, directors and persons who beneficially own more than 10% of the common shares (“reporting persons”) to file initial reports of ownership and reports of changes of ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required to furnish Tribute with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms received the Company believes that all Section 16(a) filing requirements during 2013 were timely met except John Kime was late in the filing of his Form 4.

Code of Ethics

We have adopted a formal Code of Ethics applicable to all employees, officers, directors and consultants. A copy of our Code of Ethics is available on the Company’s website at http://ir.stockpr.com/tributepharma/governance-documents. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K. A copy of our Code of Ethics will also be provided free of charge upon request to: Secretary, Tribute Pharmaceuticals Canada Inc. Milton, Ontario, L9T 1Y1 Canada.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table shows information regarding the compensation earned or paid during 2013 to Non-Employee Directors who served on the Board during the year.

Name	Fees earned or paid in cash ($)	Option-based awards ($)	All other compensation ($)		Total ($)
Steven Goldman (1)	12,500	14,700	Nil		27,200
John Gregory	7,500	14,700	Nil		22,200
John Kime (1)(2)	17,500	14,700	Nil		32,200
Arnold Tenney (2)	13,000	16,325	60,000	(3)	76,325
F. Martin Thrasher (1)	12,500	14,700	Nil		27,200

Options are converted (option based awards)

(1)	Audit committee member
(2)	Compensation committee member
(3)	The Company entered into a financial advisory and consulting agreement with LMT, in consideration for services provided under this agreement, LMT earned a fee of $60,000 (Cdn.) in 2013.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy and Objectives

The compensation philosophy of the Company is to provide market competitive pay to employees and reward them for their contribution to the operating and financial performance of the Company and the success in implementing the Company’s short-term and long-term strategies.

The objectives of the compensation program are: (i) to attract and retain individuals critical to the success of the Company; (ii) to reward performance of individuals by recognizing their contribution to the Company; (iii) to align the interests of the executive officers and the broader management group with shareholders' interest and the execution of the Company’s strategic plan; and (iv) to compensate individuals based on their performance and, to the extent applicable, on similar compensation for companies at a comparable stage of development.

Compensation Committee

The Company has established a Compensation Committee which is composed of two directors, Arnold Tenney and John Kime, one of which is not independent of management. The Compensation Committee meets no less than once per year.

The Compensation Committee provides guidance with respect to, and the purpose and principles behind, the Company’s compensation decisions and overall compensation philosophy and objectives; oversees the Company’s compensation policies, plans and programs; and reviews and determines executive officer compensation. The Compensation Committee annually evaluates the performance and determines the compensation of the Chief Executive Officer, Chief Financial Officer and the VP Finance and Administration of the Company based upon a mix of factors including the achievement of corporate goals, achievement of individual goals, overall individual performance, and comparisons with other companies selected based on size and similar business.

The Compensation Committee did not formally consider the implications of the risks associated with the Company’s compensation policies and practices. The Committee did not feel that a formal review was necessary given the size of the Company’s business, the composition of the compensation and the size of the management group.

The Company has no policy that precludes an officer or director from purchasing financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held directly or indirectly, by the director or officer.

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

Fixed Compensation

Fixed Compensation includes:

1.
Base Salary - Base salary is determined through formal job evaluation, salary survey data and market comparators. Salary ranges are reviewed annually. Base salaries for all employees are typically increased at contract renewal based on a cost of living factor, such factor being sourced from publicly available salary survey data.

2.	Benefits - Each of the Named Executive Officers and other members of the Company’s senior management are enrolled in a benefits plan offering medical, dental, life and long-term disability benefits.

Performance Based Compensation

Performance based compensation includes annual and long-term incentives.

1.	Annual Incentives

The annual incentive of the Chief Executive Officer, Chief Financial Officer and VP Finance and Administration are approved by the board of directors and is dependent upon corporate and individual performance, measured against the strategic plan approved by the board of directors. The annual incentive pay for other senior management is recommended to the Compensation Committee by the Chief Executive Officer based on corporate, divisional and individual performance measured against the strategic plan.

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
The Stock Option Plan is administered by the board of directors, and at its option, the Compensation Committee of the Board. Subject to the provisions of the Stock Option Plan, the board of directors is authorized in its sole discretion to make decisions regarding the administration of the Stock Option Plan. Recommendations for stock options are prepared by management and presented to the Board for approval. The Board reviews the proposal, the individual or individuals involved and the terms and conditions proposed before approving the recommendations.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and VP Finance and Administration whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal year 2013.

				Non-equity incentive plan compensation
Name and principal position	Year	Salary ($)	Option-based awards ($)	Annual incentive plans (2)	Long-term incentive plans	Pension value ($)	All other compensation (1) ($)	Total compensation ($)
Rob Harris	2013	250,000	82,778	125,000	Nil	Nil	21,846	479,24
President and Chief	2012	250,000	165,556	Nil	Nil	Nil	23,061	438,617
Executive Officer	2011	20,833	Nil	Nil	Nil	Nil	1,700	22,533
Scott Langille	2013	200,000	67,698	80,000	Nil	Nil	21,846	369,544
Chief Financial	2012	200,000	135,396	Nil	Nil	Nil	18,033	353,429
Officer	2011	16,667	Nil	Nil	Nil	Nil	1,200	17,867
Janice Clarke	2013	170,267	32,800	48,000	Nil	Nil	1,864	252,931
VP of Finance	2012	160,000	9,600	Nil	Nil	Nil	1,800	171,404
and Admin	2011	152,679	27,900	25,000(3)	Nil	Nil	2,035	207,614

(1)	Includes auto allowance of $14,400 and taxable benefits
(2)	Includes payout of 2012 bonus accrual
(3)	Includes signing bonus

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

Name	Number of securities underlying unexercised options #	Option exercise price (Cdn$)	Options expiration date	Value of unexercised in-the-money options (Cdn$)
Rob Harris(1)	90,000	0.42	6/20/2018	Nil
	861,897	0.57	12/1/2016	Nil
Scott Langille(2)	90,000	0.42	6/20/2018	Nil
	705,188	0.57	12/1/2016	Nil
Janice Clarke(3)	90,000	0.42	6/20/2018	Nil
	6,667	0.40	2/6/2018	Nil
	20,000	0.57	3/29/2017	Nil
	25,000	0.57	12/1/2016	Nil
	30,000	0.41	6/22/2016	Nil
	10,000	0.68	4/14/2016	Nil
	45,000	0.95	6/30/2015	Nil
	15,000	1.00	12/9/2014	Nil
	20,000	0.84	12/9/2014	Nil

(1)
In connection with his employment agreement described below, Mr. Harris was granted an option to purchase 1,034,276 shares of the Company’s common stock. Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012. The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013. Of these options 172,454 have been cancelled as the 2013 targets were not achieved. Mr. Harris has also received 90,000 options provided in his role as a director.

(2)
In connection with his employment agreement described below, Mr. Langille was granted an option to purchase 846,226 shares of the Company’s common stock. Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012. The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013. Of these options 141,038 have been cancelled as the 2013 targets were not achieved. Mr. Langille has also received 90,000 options provided in his role as a director.

(3)
Ms. Clarke has received 56,667 as employee performance based options, 180,000 as options provided in her role as board secretary and 25,000 options in connection with her employment agreement signed December 1, 2011.

Employment Agreements and Change in Control Provisions

RH Executive Employment Agreement

In connection with his appointment as a director, President and Chief Executive Officer, Rob Harris (“RH”) and the Company entered into an Executive Employment Agreement, the term of which commenced on December 1, 2011 and ends on December 31, 2014, with automatic three year renewal periods unless written notice of non-renewal is provided by RH no less than 90 days prior to the end of that term or by the Company upon no less than 180 days prior to the end of that term. For the first three year term, RH shall be paid an annual base salary of CND$250,000 for his services. RH’s annual salary for future terms shall be reviewed by the Company’s Board of Directors. The Company also has agreed to provide RH with a monthly automobile allowance of $1,200 during the term of the Agreement. RH shall be entitled to an initial grant of options governed by the terms of the Company’s stock option plan to purchase an aggregate of 1,034,276 common shares of the Company, which shall vest as follows:

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

The options in (i) above shall have an exercise price (converted to Canadian dollar using the Bank of Canada noon rate) equivalent to the closing price of the Company’s common shares on the day immediately preceding December 1, 2011 and an expiry date of December 1, 2016.

(ii) 25% of the options will be granted upon the quarterly achievement of either of the Gross Revenue or EBITDA targets, each as defined below, with a total of 50% of the options vesting as set forth below if both targets are achieved during the three year term of the Executive Employment Agreement:

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

Gross revenue and EBITDA targets for calendar 2012 to 2014 are to be contained in the budgets for 2012, 2013 and 2014 as approved by the Board of Directors of the Company. The 2013 board approved targets were not achieved and therefore 172,454 options have been cancelled.

The options referred to in clause (ii) above shall have an exercise price (converted to Canadian dollar using the Bank of Canada noon rate) equivalent to the closing price of the Company’s common shares on the day immediately preceding December 1, 2011 and an expiry date of December 31, 2016.

Additionally, at the end of calendar 2012, and annually thereafter during the term of the Executive Employment Agreement, RH will be eligible for performance-based compensation equal to up to 50% of his annual salary in each calendar year upon the achievement of the above referenced gross revenue and EBITDA targets for each calendar year as set out above. Should only one of the targets, either gross revenue or EBITDA, be achieved for a calendar year, then RH shall be eligible for 50% of the performance based compensation in such calendar year. In addition, RH shall receive employee benefits comparable to those provided to other executive officers of the Company, a monthly automobile allowance of $1,200, and six weeks of vacation per calendar year.

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

Scott M. Langille Executive Employment Agreement

In connection with his appointment as Chief Financial Officer, Scott Langille and the Company entered into an Executive Employment Agreement, the term of which commenced on December 1, 2011 and ends on December 31, 2014, with automatic three year renewal periods unless written notice of non-renewal is provided by Mr. Langille no less than 90 days prior to the end of that term or by the Company upon no less than 180 days prior to the end of that term. For the first three year term, Mr. Langille shall be paid an annual base salary of CND$200,000 for his services. Mr. Langille’s annual salary for future terms shall be reviewed by the Company’s Board of Directors. The Company also has agreed to provide Mr. Langille with a monthly automobile allowance of $1,200 during the term of the Agreement. Mr. Langille shall be entitled to an initial grant of options governed by the terms of the Company’s stock option plan to purchase an aggregate of 846,226 common shares of the Company, which shall vest as follows:

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

The options in (i) above shall have an exercise price (converted to Canadian dollar using the Bank of Canada noon rate) equivalent to the closing price of the Company’s common shares on the day immediately preceding December 1, 2011 and an expiry date of December 1, 2016.

(ii) 25% of the options will be granted upon the quarterly achievement of either of the Gross Revenue or EBITDA targets, each as defined below, with a total of 50% of the options vesting as set forth below if both targets are achieved during the three year term of the Executive Employment Agreement:

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

●
Gross revenue and EBITDA targets for calendar 2012 to 2014 are to be contained in the budgets for 2012, 2013 and 2014 as approved by the Board of Directors of the Company. The 2013 board approved targets were not achieved and therefore 141,038 options have been cancelled.

The options referred to in clause (ii) above shall have an exercise price (converted to Canadian dollar using the Bank of Canada noon rate) equivalent to the closing price of the Company’s common shares on the day immediately preceding December 1, 2011 and an expiry date of December 31, 2016.

Additionally, at the end of calendar 2012, and annually thereafter during the term of the Executive Employment Agreement, Mr. Langille will be eligible for performance-based compensation equal to up to 40% of his annual salary in each calendar year upon the achievement of the above referenced gross revenue and EBITDA targets for each calendar year as set out above. Should only one of the targets, either gross revenue or EBITDA, be achieved for a calendar year, then Mr. Langille shall be eligible for 50% of the performance based compensation in such calendar year. In addition, Mr. Langille shall receive employee benefits comparable to those provided to other executive officers of the Company, a monthly automobile allowance of $1,200, and six weeks of vacation per calendar year.

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

Janice M. Clarke Amended and Restated Executive Employment Agreement

In connection with the resignation of Janice Clarke, the Chief Financial Officer and VP of Administration of the Company, and appointment of Ms. Clarke as VP of Finance and Administration, Ms. Clarke and the Company entered into an Amended and Restated Executive Employment Agreement, which commenced on December 1, 2011. Ms. Clarke was paid an annual base salary for 2012 of CND$160,000 for her services. Ms. Clarke also received a one-time cash bonus of CND$25,000 on December 1, 2011, and received stock options to purchase 25,000 common shares of the Company. The stock options expire on the fifth anniversary of their date of issuance and have an exercise price (converted to Canadian dollar using the Bank of Canada noon rate) equal to the closing price of the Company’s common shares on the day preceding the date of grant. The options shall vest over a period of two years in equal installments at the end of every fiscal quarter. In addition, upon meeting objectives set by the Chief Financial Officer of the Company, Ms. Clarke shall be entitled to an annual bonus of up to 30% of her annual base salary. Ms. Clarke shall receive employee benefits comparable to those provided to other executive officers of the Company and five weeks of vacation per calendar year.

If Ms. Clarke’s employment is terminated by the Company for any other reason other than for Just Cause, Disability or death (as such terms are defined in the Amended and Restated Executive Employment Agreement), by Ms. Clarke for Good Reason (as such term is defined in the Amended and Restated Executive Employment Agreement), or by Ms. Clarke with or without reason during the six month period immediately following a Control Change (as defined in the Amended and Restated Executive Employment Agreement), Ms. Clarke shall be entitled to an amount equal to eighteen months of Annual Salary (as such term is defined in the Amended and Restated Executive Employment Agreement) at the time of termination, and all outstanding and accrued regular and vacation pay and expenses to the date of termination. Furthermore, if Ms. Clarke holds any options, rights, warrants or other entitlements for the purchase or acquisition of shares in the capital of the Company, all such rights shall vest immediately and continue to be available for exercise for a period of 30 days following the date of termination, after which any such rights shall be void and of no further force and effect.

Ms. Clarke is subject to customary non-competition and non-solicitation restrictive covenants in favor of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 14, 2013 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Tribute Pharmaceuticals Canada Inc., 151 Steeles Avenue East, Milton, Ontario, Canada, L9T 1Y1.

Name of Beneficial Owner	Number of Shares	Percentage (1)
Executive officers and directors:
Robert Harris(2)	10,125,828	19.2
Arnold Tenney(3)	1,596,700	3.1
Steven H. Goldman(4)	3,883,646	7.3
John M. Gregory(5)	10,761,294	19.8
John Kime(6)	406,196	*
F. Martin Thrasher(7)	2,672,500	5.0
Scott Langille(8)	7,391,132	14.2
Janice Clarke(9)	273,339	*
All Officers and Directors as a Group (8 persons)	37,110,635

*less than 1%

5% or Greater Stock Holders
SJ Strategic Investments, LLC (5)	7,688,794	14.9
Elora Financial Inc.(8)	6,875,000	13.3

(1)
Applicable percentage ownership is based on 51,581,238 shares of common stock outstanding as of March 14, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of March 14, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes (i) 4,750,000 shares of common stock held by Mr. Harris, (ii) 4,125,000 shares of common stock held by Mr. Harris’s spouse, (iii) 625,828 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (iv) 625,000 shares of common stock issuable to Mr. Harris upon exercise of outstanding warrants to purchase shares of common stock. In connection with his employment agreement, Mr. Harris was granted an option to purchase 1,034,726 shares of the Company’s common stock. Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012. The remaining 50% of these options are performance based. The 2013 performance based options have been cancelled as the targets were not met and therefore 172,454 options to purchase shares of common stock have been cancelled. One-third of these options vested in 2013 while the remaining one-third will vest quarterly during 2015 if the 2014 targets are met.

(3)
Includes (i) 942,700 shares of common stock held by LMT Financial Inc., (ii) 126,500 shares of common stock held by Arnmat Investments Limited, (iii) 85,000 shares of common stock held by Mr. Tenney’s spouse, (iv) 192,500 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (v) 250,000 shares of common stock issuable to LMT Financial upon exercise of outstanding warrants to purchase shares of common stock. Mr. Tenney has sole voting and dispositive power over the shares held by LMT Financial, Inc. and Arnmat Investments Limited.

(4)
Includes (i) 100,000 shares of common stock held by Mr. Goldman, (ii) 615,540 shares of common stock held by Mr. Goldman by RBC Securities in Mr. Goldman’s RRSP, (iii) 958,206 shares of common stock held by Lambent Corp., (iv) 806,400 shares of common stock held by Mr. Goldman’s spouse, (v) 150,000 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, (vi) 550,000 shares of common stock issuable to Mr. Goldman in his RRSP, upon exercise of outstanding warrants to purchase shares of common stock, and (vii) 700,000 shares of common stock issuable to Mr. Goldman’s spouse upon the exercise of outstanding warrants to purchase common shares. Mr. Goldman has sole voting and dispositive power over the shares held Lambent Consulting Corp.

(5)
Includes (i) 625,000 shares of common stock held by Mr. Gregory, (ii) 6,438,794 shares of common stock held by SJ Strategic Investments, LLC, (iii) 1,025,000 shares of common stock held by Kingsway Charities Inc., (iv) 172,500 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, (v) 625,000 shares of common stock issuable to Mr. Gregory upon exercise of outstanding warrants to purchase shares of common stock (vi) 625,000 shares of common stock issuable to Kingsway Charities Inc. upon exercise of outstanding warrants to purchase shares of common stock and 1,250,000 shares of common stock issuable to SJ Strategic Investments, LLC upon exercise of outstanding warrants to purchase shares of common stock . Mr. Gregory has sole voting and dispositive power over the shares held by SJ Strategic Investments, LLC and Kingsway Charities Inc.

(6)
Includes (i) 233,696 shares of common stock, and (ii) 172,500 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (iii) 182,917 shares of common stock issuable upon exercise of outstanding warrants to purchase shares of common stock..

(7)
Includes (i) 1,250,000 shares of common stock held by 2089636 Ontario Ltd., (ii) 172,500 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (iii) 1,250,000 shares of common stock issuable to 2089636 Ontario Ltd. upon exercise of outstanding warrants to purchase shares of common stock. Mr. Thrasher has sole voting and dispositive power over the shares held by 2089636 Ontario Ltd.

(8)
Includes (i) 6,812,500 shares of common stock held by Elora Financial Inc., (ii) 516,312 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock, and (iii) 62,500 shares of common stock issuable to Elora Financial Inc. upon exercise of outstanding warrants to purchase shares of common stock. Mr. Langille has sole voting and dispositive power over the shares held by Elora Financial Inc. In connection with his employment agreement, Mr. Langille was granted an option to purchase 846,226 shares of the Company’s common stock. Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012. The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013. The 2013 performance based options have been cancelled as the targets were not met and therefore 141,038 options to purchase shares of common stock have been cancelled. One-third of these options vested in 2013 while the remaining one-third will vest quarterly during 2015 if the 2014 targets are met.

(9)
Includes (i) 80,422 shares of common stock held by Ms. Clarke, (ii) 10,000 shares of common stock held by her spouse, and (iii) 182,917 shares of common stock issuable upon exercise of outstanding options to purchase shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, since the beginning of our fiscal year 2013, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect material interest and is outside of the scope of our operations.

Fees were paid to LMT Financial Inc. ("LMT", a company beneficially owned by a director and former interim officer of the Company, and his spouse) for consulting services. For the twelve month period ended, December 31, 2013, the Company recorded and paid $60,000 (2012 - $150,000) as selling, general and administrative expense in the statements of operations and comprehensive loss.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The shareholders have appointed McGovern, Hurley, Cunningham LLP as the Company’s independent auditors for the fiscal years ended December 31, 2013 and 2012. The following table shows the fees recorded by the Company for the audit and other services provided by McGovern, Hurley, Cunningham LLP for 2013 and 2012:

	2013	2012
Audit Fees	$155,000	$209,000
Audit-Related Fees	-	-
Totals	$155,000	$209,000

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

Audit Fees.

Audit fees consist of fees recorded for professional services rendered for the audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees recorded by the Company for the 2013 and 2012 audit were approximately $155,000 and $209,000, respectively.

Audit-Related Fees.

Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not under “Audit Fees”. There were no audit-related fees in 2013 and 2012.

All Other Fees.

Fees related to the review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. There were no fees that fell in this category during either 2013 or 2012.

Tax Fees.

We do not engage the Company’s principal accountant to assist with the preparation or review of the Company’s annual tax filings. We do, however, engage an outside tax consultant to provide this service. The Company recorded expense of $5,068 and $3,800 for 2013 and 2012, respectively.

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
4.5
Secured Promissory Note, dated May 11, 2012 issued to Midcap Funding III, LLC. (filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

4.6
Warrant, dated May 11, 2012 issued to Midcap Funding III, LLC. (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference).

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

4.9
Promissory Note, dated August 8, 2013, in the aggregate principal amount of $6,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2013 and incorporated herein by reference).

4.10
Warrant to purchase 755,794 shares of the Company’s common stock, dated August 8, 2013 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2013 and incorporated herein by reference).

4.11
Promissory Note, dated February 4, 2014, in the aggregate principal amount of $2,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2014 and incorporated herein by reference).

4.12
Warrant to purchase 347,222 shares of the Company’s common stock, dated February 4, 2014 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2014 and incorporated herein by reference).

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
10.23
Amendment to Option Plan – 2011 dated June 22, 2011 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.24	Japanese Patent No. 4778888 dated July 8, 2011 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)
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

10.37
Loan and Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., Tribute Pharma Canada Inc., Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC. (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K/A filed with the Commission on June 5, 2013 and incorporated herein by reference) †

10.38
General Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., and Midcap Funding III, LLC. (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.39
General Security Agreement, dated May 11, 2012, by and between Tribute Pharma Canada Inc.,. and Midcap Funding III, LLC. (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.40
General Security Agreement, dated May 11, 2012, by and between Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.41
Intellectual Property Security Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc., Tribute Pharma Canada Inc., Tribute Pharmaceuticals Canada Ltd. and Midcap Funding III, LLC. (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.42
Canadian Collateral Pledge Agreement, dated May 11, 2012, by and between Stellar Pharmaceuticals Inc. and Midcap Funding III, LLC. (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.43
Confirmation of Security Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.44
Confirmation of Intellectual Property Security Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.45
Termination of Canadian Collateral Pledge Agreement, dated February 27, 2013, by and between Tribute Pharmaceuticals Canada Inc. and Midcap Funding III, LLC (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Commission on March 22, 2013 and incorporated herein by reference)

10.46
Credit Agreement, dated August 8, 2013, by and between Tribute Pharmaceuticals Canada, Inc. and SWK Funding LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2013 and incorporated herein by reference) †.

10.47
Guarantee and Collateral Agreement, dated August 8, 2013 by and between Tribute Pharmaceuticals Canada, Inc. and SWK Funding LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2013 and incorporated herein by reference)

10.48
Intellectual Property Security Agreement, dated August 8, 2013, by and between Tribute Pharmaceuticals Canada, Inc. and SWK Funding LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2013 and incorporated herein by reference)

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

TRIBUTE PHARMACEUTICALS CANADA INC. (Registrant)

Date: March 31, 2014	By:	/s/ Rob Harris
Rob Harris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rob Harris	President and Chief Executive Officer	March 31, 2014
Rob Harris	(Principal Executive Officer)

/s/ Scott M. Langille	Chief Financial Officer	March 31, 2014
Scott M. Langille	(Principal Financial and Accounting Officer)

/s/ Arnold Tenney	Chairman of the Board	March 31, 2014
Arnold Tenney

/s/ Steven Goldman	Director	March 31, 2014
Steven Goldman

/s/ John M. Gregory	Director	March 31, 2014
John M. Gregory

/s/ John J. Kime	Director	March 31, 2014
John J. Kime

/s/ F. Martin Thrasher	Director	March 31, 2014
F. Martin Thrasher

/s/ Janice M. Clarke	VP of Finance and Administration (Chief Accounting Officer)	March 31, 2014
Janice M. Clarke

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

CONTENTS

[AUDITOR REPORT]

REPORT BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

McGovern, Hurley, Cunningham, LLP

Chartered Accountants

2005 Sheppard Avenue East, Suite 300
Toronto, Ontario
M2J 5B4, Canada
Phone 416-496-1234
Fax 416-496-0125
Web www.mhc-ca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tribute Pharmaceuticals Canada Inc. (formerly Stellar Pharmaceuticals Inc.)

We have audited the accompanying balance sheets of Tribute Pharmaceuticals Canada Inc. (formerly Stellar Pharmaceuticals Inc.) (the "Company") as of December 31, 2013 and 2012, and the related statements of changes in shareholders' equity, operations and comprehensive (loss), and cash flows for each of the years in the two-year period ended December 31, 2013. Tribute Pharmaceuticals Canada Inc.'s (formerly Stellar Pharmaceuticals Inc.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tribute Pharmaceuticals Canada Inc. (formerly Stellar Pharmaceuticals Inc.) as of December 31 , 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

McGOVERN, HURLEY, CUNNINGHAM, LLP

McGovern, Hurley, Cunningham, LLP

Chartered Accountants

Licensed Public Accountants

TORONTO, Canada

March 14, 2014

A member of UHY International, a network of independent accounting and consulting firms

UHY

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
BALANCE SHEETS
(Expressed in Canadian dollars)

	As at	As at
	December 31,	December 31,
	2013	2012
ASSETS
Current
Cash and cash equivalents (Note 4)	$2,813,472	$2,283,868
Accounts receivable, net of allowance of $nil (2012 - $nil)	591,766	1,205,087
Inventories (Note 5)	1,044,831	1,000,557
Taxes recoverable	651,791	261,400
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 6)	165,886	118,910
Current portion of debt issuance costs, net (Note 10)	91,100	185,403
Total current assets	5,374,660	5,071,039
Property, plant and equipment, net (Note 7)	1,089,919	1,159,375
Intangible assets, net (Note 8)	9,717,173	10,883,179
Goodwill (Notes 2 and 9)	3,599,077	3,599,077
Debt issuance costs, net (Note 10)	253,712	115,862
Total assets	$20,034,541	$20,828,532

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 2)	$3,284,756	$5,455,664
Current portion of long term debt (Note 10)	204,700	1,305,840
Warrant liability (Note 11 c)	2,966,714	202,213
Other current liability (Note 21)	38,156	-
Total current liabilities	6,494,326	6,963,717
Long term debt (Note 10)	5,640,102	1,815,791
Deferred tax liability (Note 17)	-	314,900
Total liabilities	12,134,428	9,094,408

Contingencies and commitments (Note 14)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 11 a)
Common shares 51,081,238 (2012 – 39,610,042)	19,947,290	17,589,957
Additional paid-in capital options (Note 11 b)	2,286,890	1,867,723
Accumulated other comprehensive loss	(38,156)	-
Deficit	(14,295,911)	(7,723,556)
Total shareholders’ equity	7,900,113	11,734,124
Total liabilities and shareholders’ equity	$20,034,541	$20,828,532

See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Number of Common Shares	Common Shares	Additional Paid-in Capital Options	Accumulated Other Comprehensive Income	Deficit
	#	$	$	$	$
BALANCE,
January 1, 2012	37,610,042	16,469,621	1,277,830	-	(4,374,590)
Common shares issued for milestone related to acquisition of Tribute (Notes 2 and 11 a)	2,000,000	1,120,336	-	-	-
Options issued to employees and directors (Note 11 b)	-	-	589,893	-	-
Net (loss) for the year	-	-	-	-	(3,348,966)
December 31, 2012	39,610,042	17,589,957	1,867,723	-	(7,723,556)
Units issued (Note 11 a)	11,471,196	4,713,787	-	-	-
Options issued to employees and directors (Note 11 b)	-	-	419,167	-	-
Broker warrants – valuation allocation (Note 11 a)	-	(172,986)	-	-	-
Common share purchase warrants – valuation (Note 11 c)	-	(1,746,503)	-	-	-
Share issuance costs (Note 11 a)	-	(436,965)	-	-	-
Unrealized loss on derivative instrument	-	-	-	(38,156)	-
Net (loss) for the year	-	-	-	-	(6,572,355)
December 31, 2013	51,081,238	19,947,290	2,286,890	(38,156)	(14,295,911)

See accompanying notes to financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
(Expressed in Canadian dollars)

For the Years Ended December 31,

	2013	2012
Revenues
Licensed domestic product net sales	$8,598,385	$8,322,945
Other domestic product sales	3,366,374	2,494,359
International product sales	1,277,678	1,525,479
Royalty and licensing revenues	197,924	-
Total revenues (Notes 15 and 18)	13,440,361	12,342,783

Cost of sales
Licensor sales and distribution fees	5,844,494	5,916,845
Cost of products sold	1,541,662	1,220,716
Write down of inventories	56,935	36,345
Total cost of sales	7,443,091	7,173,906
Gross Profit	5,997,270	5,168,877
Expenses
Selling, general and administrative (Notes 14 c, 14 e, 16 and 19)	9,830,132	8,870,609
Amortization	1,245,846	718,981
Total operating expenses	11,075,978	9,589,590
(Loss) from operations	(5,078,708)	(4,420,713)

Non-operating income (expenses)
Change in warrant liability (Note 11 c)	(399,217)	247,486
Cost of extending the warrant expiration (Note 11 c)	-	(135,157)
Change in fair value of contingent consideration (Note 2)	-	79,724
Research and development	-	(21,402)
Loss on disposal of intangible asset (Note 8)	(161,200)	-
Loss on extinguishment of loan (Note 10)	(620,835)	-
Accretion expense (Note 10)	(103,775)	(140,154)
Interest expense	(527,079)	(253,143)
Interest income	3,559	13,940
(Loss) and comprehensive (loss) before tax	(6,887,255)	(4,629,419)
Current income tax recovery	-	71,153
Deferred income tax recovery (Note 17)	314,900	1,209,300
Net (loss) for the year	(6,572,355)	(3,348,966)
Unrealized loss on derivative instrument, net of tax (Note 21)	(38,156)	-
Total comprehensive loss	$(6,610,511)	$(3,348,966)
Loss Per Share (Note 12) - Basic	$(0.13)	$(0.09)
- Diluted	$(0.13)	$(0.09)
Weighted Average Number of Common Shares Outstanding - Basic	49,169,414	39,167,419
- Diluted	49,169,414	39,167,419

See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)

For the Years Ended December 31,

	2013	2012
Cash flows from (used in) operating activities
Net (loss)	$(6,572,355)	$(3,348,966)
Items not affecting cash:
Deferred income tax recovery	(314,900)	(1,209,300)
Amortization	1,288,509	772,012
Change in warrant liability (Note 11 c)	399,217	(247,486)
Cost of extending the warrant expiration (Note 11c)	-	135,157
Change in fair value of contingent consideration (Note 2)	-	(79,724)
Stock-based compensation (Note 11 b)	419,167	589,893
Accretion expense	103,775	140,154
Loss on disposal of intangible asset (Note 8)	161,200	-
Loss of extinguishment of loan (Note 10)	620,835	-
Change in non-cash operating assets and liabilities (Note 13)	(1,643,044)	1,690,533
Cash flows (used in) operating activities	(5,537,596)	(1,557,727)
Cash flows (used in) investing activities
Additions to property, plant and equipment	(26,795)	(49,272)
Payment of contingent liabilities (Note 2)	(460,000)	(40,000)
Increase in intangible assets	(33,345)	(42,902)
Increase in licensing agreements	-	(750,000)
Cash cost of acquisitions (Note 2)	-	(425,000)
Cash flows (used in) investing activities	(520,140)	(1,307,174)
Cash flows from (used in) financing activities
Financing costs deferred	(305,227)	(341,489)
Long term debt repayment (Note 10)	(3,386,630)	(217,569)
Long term debt issued (Note 10)	6,084,437	3,500,000
Units issued (Note 11 a)	4,713,787	-
Debt extinguishment costs (Note 10)	(348,420)	-
Share issuance costs (Note 11 a)	(436,966)	-
Cash flows from financing activities	6,320,981	2,940,942
Changes in cash and cash equivalents	263,245	76,041
Change in cash due to changes in foreign exchange	266,359	(20,146)
Cash and cash equivalents, beginning of year (Note 4)	2,283,868	2,227,973
Cash and cash equivalents, end of year (Note 4)	$2,813,472	$2,283,868

 See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
(formerly Stellar Pharmaceuticals Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2013 AND 2012

1.	DESCRIPTION OF BUSINESS

Tribute Pharmaceuticals Canada Inc. ("Tribute Pharmaceuticals" or the "Company") (formerly Stellar Pharmaceuticals Inc.) is an emerging specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. The Company targets several therapeutic areas in Canada with a particular interest in products for the treatment of pain, urology, dermatology and endocrinology/cardiology. In addition to developing and selling healthcare products in Canada, Tribute also sells products globally through a number of international partners.

Tribute Pharmaceuticals current portfolio consists of six marketed products in Canada, including: NeoVisc® and NeoVisc® Single Dose, Uracyst®, Bezalip® SR, Soriatane®, Cambia® and Collatamp G®. NeoVisc® and Uracyst® are also sold in several countries globally through strategic partners of the Company. Tribute Pharmaceuticals also has an exclusive license for the development and commercialization of Bezalip® SR (bezafibrate) for the US market.

On October 1, 2012, Stellar Pharmaceuticals Inc. amalgamated with its two wholly owned subsidiaries and became a single entity. Prior to this date, the financial statements of the Company were consolidated with its two wholly owned subsidiaries.

2.	ACQUISITIONS AND GOODWILL

Tribute

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. ("Tribute"), a Canadian-based specialty pharmaceutical company. Tribute's shareholders were paid 13,000,000 common shares of the Company, which were valued at $7,423,415 based on the then current stock price of $0.57, and $1,000,000 in cash consideration, with an additional $500,000 in cash consideration payable to Tribute shareholders on December 1, 2012. During the year ended December 31, 2012, $40,000 of this amount was paid, with the remaining balance outstanding and included in accounts payable and accrued liabilities as at December 31, 2012, and subsequently paid during the year ended December 31, 2013. Upon approval by Health Canada for the marketing and sale of Cambia, Tribute shareholders were also entitled to an additional 2,000,000 common shares of the Company, which were issued during the year ended December 31, 2012 (Note 11 a). The estimated fair value of this contingent non-cash consideration as of the acquisition date was $1,142,064, based on the Company’s stock price of $0.57 on December 1, 2011. The Company estimated the fair value of the contingent consideration by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk adjusted rate of return. The Company evaluates its estimates of fair value of contingent consideration liabilities at the end of each reporting period until the liability is settled. Any changes in the fair value of contingent consideration liabilities are included in change in fair value of contingent consideration on the statements of operations and comprehensive loss. The liability for these amounts payable, were reported together as “amount payable and contingent consideration due” on the balance sheet.

In connection with the acquisition, the Company acquired assets with a fair value of $14,460,209. Assets consisted primarily of receivables and other current assets of $791,648, a licensing asset of $255,820, licensing agreements of $10,004,000 and goodwill of $3,408,741. The value of goodwill is not deductible for tax purposes. Liabilities were also assumed of $4,477,387 consisting of bank indebtedness of $36,107, accounts payable and accrued liabilities of $1,940,280 and deferred tax liability of $2,501,000. The license agreement asset relates to Cambia, an acute treatment for migraine attacks with or without aura in adults and an agreement with Actavis Group PTC ehf, which provides the rights and licensing to several products. The estimated fair value of the license agreement asset was determined based on the use of the discounted cash flow model using an income approach for the acquired licenses. Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization. The license agreement assets are classified as indefinite-lived intangible assets until the successful completion and commercialization or abandonment of the associated marketing and development efforts. The licensing asset and licensing agreements relate to product license agreements having an estimated useful life of 7 to 15 years. During 2012, the Company recognized a $79,724 reduction of expense related to the change in the estimated fair value of the contingent consideration liability on the statements of operations and comprehensive loss. The Company believes that the fair values assigned to the assets acquired, the liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions.

Subsequent to the acquisition, a shareholder of Tribute and an individual with a controlling interest in Tribute became the Chief Executive Officer and Chief Financial Officer of the Company, respectively.

Theramed

On June 19, 2012, the Company closed an agreement with Theramed Corporation ("Theramed"), a privately-held medical device company, thereby acquiring the exclusive rights to Collatamp G® for Canada. The initial term of the agreement to the exclusive Canadian rights ends March 31, 2018. The purchase of the exclusive rights was accounted for as a business combination. In connection with the purchase of the assets, the Company paid $425,000. The Company acquired assets with a fair value of $500,026, consisting of inventories of $101,690, intangible assets of $208,000 and goodwill of $190,336 (See Note 8). The value of goodwill is deductible for tax purposes. Liabilities of $75,026 were assumed in connection with the purchase.

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

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms typically range from 0.5% to 2% discount, 15 to 20 days net 30 from the date of invoice.

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

Asset Classification	Amortization Method	Useful Life
Building	Straight-line	20 years
Computer and office equipment	Straight-line	5 years
Leasehold improvements	Straight-line over the lease term	5 years
Manufacturing equipment	Straight-line & activity based	5 to 10 years
Warehouse equipment	Straight-line	5 to 10 years
Packaging equipment	Activity based	5 to 10 years

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

The Company evaluates the recoverability of amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any impairment charge during the years presented.

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

The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2013 and 2012, no impairment of goodwill has been identified.

g)           USE OF ESTIMATES

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities and the revenue and expenses recorded. On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, inventories, accrued liabilities, accrued returns, discounts and rebates, derivative instruments, income taxes, stock based compensation, revenue recognition, goodwill, intangible assets, contingent consideration and the estimated useful lives of property, plant and equipment. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.

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

k)           RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The approved refundable portion of the tax credits are netted against the related expenses. Non-refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes. Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it. At December 31, 2013, the Company had no outstanding refundable tax credits (2012 - nil).

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

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding each year. There were no diluted earnings factors for stock options and warrants for the years ended December 31, 2013 and 2012. The diluted loss per share is not presented when the effect is anti-dilutive.

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

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, loan receivable, accounts payable and accrued liabilities are approximate of their fair values due to the short maturity of these instruments. The fair value of the long term debt is estimated based on quoted market prices and interest rates.

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

In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The guidance is effective for the Company’s goodwill impairment test performed at December 31, 2013 and does not have a material impact on the Company’s financial statements.

4.	Cash and cash equivalents

	December 31, 2013	December 31, 2012
Cash	$2,813,472	$2,283,868
Cash equivalents	-	-
	$2,813,472	$2,283,868

5.	Inventories

	December 31, 2013	December 31, 2012
Raw materials	$236,444	$215,332
Finished goods	418,635	284,147
Packaging materials	333,745	91,476
Work in process	56,007	409,602
	$1,044,831	$1,000,557

During the year ended December 31, 2013, the Company assessed its inventory and determined that $56,935 of its on-hand inventory would not be used prior to its potential useful life (2012 - $36,345). Therefore, $1,710 (2012 - $19,411) of finished goods, $34,972 (2012 - $nil) of raw materials and $20,253 (2012 - $16,934) of packaging materials were written off during the year.

6.	Prepaid Expenses and Other Receivables

	December 31, 2013	December 31, 2012
Prepaid operating expenses	$140,986	$113,735
Manufacturing deposits	18,825	-
Interest receivable on loan receivables	6,075	5,175
	$165,886	$118,910

7.	Property, Plant and Equipment

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	269,886	348,368
Leasehold improvements	10,359	2,590	7,769
Office equipment	61,308	48,299	13,009
Manufacturing equipment	1,103,525	576,862	526,663
Warehouse equipment	17,085	16,737	348
Packaging equipment	111,270	51,700	59,570
Computer equipment	130,114	85,922	44,192
	$2,141,915	$1,051,996	$1,089,919

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	238,973	379,281
Leasehold improvements	10,359	518	9,841
Office equipment	61,315	44,137	17,178
Manufacturing equipment	1,103,523	541,880	561,643
Warehouse equipment	17,085	15,989	1,096
Packaging equipment	111,270	42,302	68,968
Computer equipment	103,313	71,945	31,368
	$2,115,119	$955,744	$1,159,375

During the year ended December 31, 2013, the Company disposed of $nil (2012 - $nil) in property, plant and equipment.

During the year ended December 31, 2013, the Company recorded total amortization of $96,252 (2012 - $97,359), which was recorded as $19,842 (2012 - $23,037) to cost of goods sold, $22,812 (2012 - $29,994) to inventory and the remaining $53,598 (2012 - $44,328) was recorded to amortization expense on the statements of operations and comprehensive loss.

8.	Intangible Assets

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$268,786	$39,562	$229,224
Licensing asset	1,005,820	96,713	909,107
Licensing agreements	10,004,000	1,425,158	8,578,842
	$11,278,606	$1,561,433	$9,717,173

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$235,441	$28,139	$207,302
Licensing asset	1,005,820	19,343	986,477
Licensing agreements	10,212,000	522,600	9,689,400
	$11,453,261	$570,082	$10,883,179

The Company recorded a loss of $161,200 on intangible assets during the year ended December 31, 2013 (2012 - $nil) due to the termination of a promotion and marketing agreement, which was acquired as part of the Theramed acquisition (Note 2).

Amortization expense of intangible assets for the years ended December 31, 2013 and 2012 were $1,038,152 and $527,467, respectively.

The Company has patents pending of $112,902 at December 31, 2013 (2012 - $81,854) not currently being amortized.
.
The licensing asset consists of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products that have not achieved regulatory approval for marketing.

Estimated future amortization expense at December 31, 2013 is as follows:

Amount
2014	$1,008,686
2015	1,008,686
2016	1,008,686
2017	1,008,561
2018	1,008,452
Thereafter	4,561,268
$9,604,339

9.	Goodwill

	2013	2012
Balance at the beginning of the year	$3,599,077	$3,408,741
Acquisition of business (Note 2)	-	190,336
Balance at the end of the year	$3,599,077	$3,599,077

The goodwill relates to the Company’s acquisitions of Tribute and Theramed. The Company has evaluated the goodwill during the fourth quarter and has determined that there is no impairment of the values at December 31, 2013 and 2012. The Company has completed a qualitative goodwill assessment and concluded that there were no significant indications of impairment.

10.	Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "MidCap Loan Agreement") with MidCap Funding III, LLC (the "Lender" or "MidCap") for a 36 month term loan that is due May 11, 2015. The term loan allowed for a total advancement of US$6,000,000 ($6,381,600). An amount of US$3,500,000 ($3,482,150) was drawn on execution of the MidCap Loan Agreement and the remainder was available to be advanced if the Company raised an amount of not less than US$6,000,000 ($6,381,600) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products. The availability of advancements of the remainder of the loan expired on March 31, 2013. The MidCap Loan Agreement was secured by all assets of the Company and contained customary covenants that, among other things, generally restricted the Company’s ability to incur additional indebtedness. The Loan Agreement included a financial covenant to raise not less than US$3,000,000 ($3,190,800) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013 (Note 11 a). The first six (6) payments were interest-only, with principal and interest payments due monthly thereafter. Interest was calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%. Pursuant to the below Credit Agreement, the MidCap Loan Agreement was repaid in full.

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which may be increased by an additional US$2,000,000 ($2,127,200) at the Company's request on or before December 31, 2014. SWK served as the agent under the Credit Agreement. The Loan matures on August 8, 2018. Interest and principal under the Loan will be paid by a Revenue Based Payment that is charged on quarterly revenues of the Company, applied in the following priority (i) first, to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each quarter after August 8, 2014, to the payment of all principal under the Loan up to a maximum of US$650,000 ($691,340) in respect of any fiscal quarter. All amounts applied under the Revenue Based Payment will be made to each lender according to its pro-rata share of the Loan. The lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment. Pursuant to the terms of the Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the lenders a security interest in substantially all of the Company’s assets (the "Collateral"). The Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other line of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The Credit Agreement also contains certain financial covenants, including, but not limited to, certain minimum net sales requirements and a requirement to maintain at least $1,000,000 of unencumbered liquid assets at the end of each fiscal quarter. The Credit Agreement includes customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments, the institution of any proceeding by a government agency or a change of control of the Company. The obligations under the Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Credit Agreement. A 4% agent fee on the above mentioned transaction was paid on the amounts borrowed above US$3,500,000 ($3,722,600).

The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%. In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

In connection with the MidCap Loan Agreement, the Company granted warrants to purchase an aggregate of 750,000 common shares in the capital of the Company at an exercise price of US$0.56 ($0.59). The grant date fair value of the warrants was $312,000. Of this amount, $208,000 for 500,000 warrants was recorded as a warrant liability (Note 11 c), with an equal amount recorded as a discount to the carrying value of the loan in the accompanying financial statements. The remaining $104,000 was in respect of 250,000 warrants which were granted for compensation of the transaction and has been classified as debt issuance costs and recorded as a warrant liability. In connection with the Loan the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6333), at any time prior to August 8, 2020. The grant date fair value of the warrants was $445,794, which was recorded as warrant liability, with an equal amount recorded as a discount to the carrying value of the Loan. In addition, an origination fee of US$120,000 ($124,172) was paid to SWK and treated as a discount to the carrying value of the loan.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method. The grant date fair value of the warrants issued to MidCap was determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 124.6%, a risk-free interest rate of 1.48%, an expected life of five years, and no expected dividend yield. The grant date fair value of the warrants issued to SWK was determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 128%, a risk-free interest rate of 2.26%, an expected life of seven years, and no expected dividend yield.

During the year ended December 31, 2013, the Company accreted $103,775 (2012 - $64,383) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the statements of operations and comprehensive loss.

During 2012, the Company also incurred $341,489 in financing fees and legal costs related to closing the MidCap Loan Agreement. These fees and costs were classified as debt issuance costs on the balance sheets and were being amortized as a non-cash interest expense using the effective interest rate method. Upon repayment of the MidCap Loan all financing fees and legal costs associated with the MidCap Loan not yet amortized were expensed to loss on extinguishment of loan on the statements of operations and comprehensive loss. These costs, including an exit fee of US$240,000, amount to $620,835. During 2013, the Company also incurred US$294,971 ($303,374) in financing fees and legal costs related to closing the Credit Agreement and recorded US$60,000 ($63,816) related to an exit fee payable to SWK upon the retirement of the Loan. These fees and costs were classified as debt issuance costs on the balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method. During the year ended December 31, 2013, the Company amortized $154,097 (2012 – $147,186) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the year ended December 31, 2013, the Company made principal payments of US$3,281,250 ($3,386,630) (December 31, 2012 - US$218,750 ($215,185)) and interest payments of US$409,653 ($422,341) (December 31, 2012 – US$217,164 ($216,795)) under the MidCap and SWK loan agreements. The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments	Interest Payments
2014	US$192,415 ($204,653)	US$817,834 ($869,849)
2015	US$1,029,808 ($1,095,304)	US$732,692 ($779,291)
2016	US$1,226,439 ($1,304,441)	US$581,061 ($618,016)
2017	US$1,450,105 ($1,494,470)	US$402,395 ($427,987)
2018	US$2,146,232 ($2,282,732)	US$145,608 ($154,869)

11.	Capital Stock

a)	Common Shares

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

During the year ended December 31, 2013, the Company completed two private placement offerings in which 11,471,196 units were issued for gross proceeds of US$4,595,000 ($4,713,787). As a part of the private placements, the Company issued 11,362,500 units at a price of US$0.40 ($0.41) per unit and granted 11,362,500 common share purchase warrants to the participants. Each unit consisted of one common share of the Company's stock and one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a "Series B Warrant"). Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company at any time during the period ending 24 months after the date of issuance at a price of US$0.50 ($0.53) per common share. Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company at a price of US$0.60 ($0.64) per share at any time during the period ending 60 months after the date of issuance. The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001 per warrant if certain conditions are met including the common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 (subject to adjustment for stock splits, recapitalizations and other corporate transactions) with average daily volume during such period of at least US$30,000. The remaining 108,696 units were issued at a price of US$0.46 ($0.49) per unit. Each unit consists of one common share of the Company’s stock and one warrant exercisable at any time during the period ending 60 months after the date of the issuance at a price of US$0.55 ($0.58).

Directors, officers and individuals related to directors purchased 6,046,196 units for gross proceeds of US$2,425,000 ($2,485,625) pursuant to this private placement.

In connection with the private placement, the Company paid cash commissions of US$248,219 ($252,101) and issued 345,188 Series A broker warrants and 345,187 Series B broker warrants valued at US$168,491 ($172,986). Each Series A broker warrant entitles the holder to purchase one common share at an exercise price of US$0.50 ($0.53) for a period of twenty four months. Each Series B broker warrant entitles the holder to purchase one common share at an exercise price of $0.60 ($0.64) for a period of 60 months after the date of issuance. Total other issuance costs associated with the private placements were $184,856. The Series B broker warrants also contain a call right similar to the Series B Warrant described above.

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

During the year ended December 31, 2013, there were 1,173,250 options granted to officers and employees of the Company (2012 – 290,000). The exercise price of 286,250 of these options is $0.40, with quarterly vesting terms at 25% on each of March 31, June 30, September 30 and December 31, 2014, upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.33 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 1.49%; and expected term of 5 years.

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

The remaining 167,000 options had an exercise price as follows: 150,000 at $0.53 and 17,000 at $0.39. Of these options 150,000 will vest as to one-eighth over a period of two years in equal installments at the end of every fiscal quarter starting on the first day of the first fiscal quarter following the quarter in which the performance criteria has been met. The remaining 17,000 options will vest quarterly over the next two years with the first vesting date being September 30, 2013. The weighted average grant date fair value of these options was estimated as $0.42 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 129%; risk free interest rate of 1.89%; and expected term of 5 years.

For the year ended December 31, 2013, the Company recorded $419,168 (2012 – $589,893) as compensation expense for options previously issued to directors, officers and employees based on continuous service. This expense was recorded as selling, general and administrative expense on the statements of operations and comprehensive loss. Due to termination of employment and non-achievement of performance-based awards, 560,917 options were removed from the number of options issued (2012 – 52,500).

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock options with the following weighted average assumptions:

	2013	2012
Risk-free interest rate	1.76%	1.49%
Expected life	5 years	5 years
Expected volatility	123%	124%
Expected dividend yield	0%	0%

The Company’s computation of expected volatility for the years ended December 31, 2013 and 2012 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life is calculated using the simplified method.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

On June 22, 2011, pursuant to resolutions by the Board of Directors and shareholders, the Company amended the Plan to change the maximum number of common shares subject to options that may be issued under the Plan from a fixed number of 4,629,452 to a floating amount equivalent to 10% of the issued and outstanding common shares, or 5,108,124 shares as at December 31, 2013 (2012 – 3,961,004). The total remaining options available for granting under the plan at December 31, 2013, was 1,283,289 (2012 – 748,052).

The total number of options outstanding as at December 31, 2013 was 3,824,835 (2012 – 3,212,502). The weighted average grant date fair value of the options granted during the year ended December 31, 2013, was $0.35 (2012 - $0.45).

The activities in options outstanding are as noted below:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2011	2,975,002	$0.66
Granted	290,000	0.53
Forfeited	(52,500)	0.67
Balance, December 31, 2012	3,212,502	0.65
Granted	1,173,250	0.43
Forfeited	(560,917)	0.50
Balance, December 31, 2013	3,824,835	$0.60

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when stock-based compensation costs were recorded.

As at December 31, 2013, the Company had 2,260,253 (2012 – 1,169,619) vested options. As at December 31, 2013, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 1,564,582 (2012 – 2,043,333) with a weighted average contractual life of 3.8 years (2012 – 3.9 years) and exercise price of $0.497 (2012 - $0.58). As at December 31, 2013, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $296,186 (2012 - $540,454). The weighted average time remaining for these options to vest is 1.5 years (2012 – 1.9 years).

As at December 31, 2013, the aggregate intrinsic value of outstanding options was $nil (2012 - $nil) and the aggregate intrinsic value of exercisable options was $nil (2012 - $nil) based on the Company’s closing common share price of $0.38 (2012 - $0.35).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.30 to $0.49	1,065,750	4.1	$0.42	351,750	$0.43	3.5
$0.50 to $0.69	2,024,585	3.0	0.57	1,174,003	0.58	2.9
$0.70 to $0.89	77,000	0.9	0.84	77,000	0.84	0.9
$0.90 to $1.09	657,500	1.4	0.96	657,500	0.96	1.4
	3,824,835	3.0	$0.60	2,260,253	$0.67	2.5

c)           Warrants

As at December 31, 2013, the following compensation warrants were outstanding:

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Fair Value at December 31, 2013	Fair Value at December 31, 2012
May 11, 2017	750,000	US$0.43 ($0.46)	$223,356	$202,213
February 27, 2015	4,429,688	US$0.50 ($0.53)	$518,256	$-
February 27, 2018	4,429,687	US$0.60 ($0.64)	$1,286,216	$-
March 5, 2015	1,253,000	US$0.50 ($0.53)	$146,596	$-
March 5, 2018	1,253,000	US$0.60 ($0.64)	$363,825	$-
March 11, 2015	343,750	US$0.50 ($0.53)	$49,723	$-
March 11, 2018	343,750	US$0.60 ($0.64)	$99,812	$-
August 8, 2018	755,794	US$0.5954 ($0.6333)	$245,982	$-
September 20, 2018	108,696	US$0.55 ($0.58)	$32,948	$-
	13,667,365	US$0.55 ($0.58)	$2,966,714	$202,213

In connection with a private placement offering in October 2010, the Company granted 1,500,000 warrants to the participants, each exercisable into one common share as follows: 500,000 at US$1.50 ($1.60), 500,000 at US$2.00 ($2.06) and 500,000 at US$2.50 ($2.57) each for a period of 18 months, ending on April 8, 2012. The exercise price of the 1,500,000 warrants is denominated in U.S. dollars while the Company’s functional and reporting currency is the Canadian dollar. As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar. On April 5, 2012, the Company granted a one year extension on these warrants and recorded $135,157 to cost of extending the warrant expiration on the statements of operations and comprehensive loss. The fair value of this extension of the warrants on date of grant was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 107%; risk free interest rate of 1.43%; and expected term of 1 year. These warrants expired during the year ended December 31, 2013.

On May 11, 2012, the Company granted 750,000 warrants in connection with the  Loan Agreement, at an exercise price of US$0.56 ($0.59). Subsequently, the pro rata exercise price of the 750,000 warrants described above was adjusted due to the exercise rate of the 755,794 common share purchase warrants being issued to SWK during 2013.  The effect of this pro rata change was a new warrant exercise price of US$0.43 ($0.46). The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar. The fair value of the warrant liability at the date of grant of the 750,000 warrants was $312,000 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

In connection with the SWK Credit Agreement the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6333), at any time prior to August 8, 2020.  The fair value of the warrant liability at the date of grant was $445,012 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 128%; risk free interest rate of 2.14%; and expected term of 7 years.

In connection with the private placement offerings completed during the year ended December 31, 2013, the Company granted an aggregate of 12,161,571 share purchase warrants to the participants each exercisable into one common share as follows:  6,026,438 at US$0.50 ($0.53) exercisable on or before March 11, 2015 and 6,026,437 at US$0.60 ($0.64) exercisable on or before March 11, 2018. The exercise price of the 12,052,875 warrants is denominated in U.S. dollars while the Company’s functional and reporting currency is the Canadian dollar. As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar. The fair value of the warrant liability at the date of grant for these warrants was $1,896,679 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 117.4%; risk free interest rate of 1.16%; and expected term of 3.5 years. The remaining 108,696 share purchase warrants are exercisable on or before September 20, 2018 at US$0.55 ($0.58). The fair value of the warrant liability at the date of grant for these warrants was $22,810 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 130.0%; risk free interest rate of 1.89%; and expected term of 5 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a different currency other than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the statements of operations and comprehensive loss. The Company treated the compensation warrants as a liability upon their issuance.

As at December 31, 2013, the fair value of the warrant liability of $2,966,714 (2012 - $202,213) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (2012 – 0%) expected volatility of 114% (2012 – 108.4%) risk-free interest rate of 1.58% (2012 – 1.20%) and expected term of 2.94 years (2012 – 1.65 years).

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

For the year ended December 31, 2013, the Company recorded a loss of $399,217 (2012 – gain of $247,486) as change in warrant liability on the statement of operations and comprehensive loss.

12.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive. In years when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities, which were not included in diluted weighted average shares for the years ended December 31, 2013 and 2012 consist of outstanding stock options (3,824,835 and 3,212,502, respectively) and outstanding warrants (13,667,365 at December 31, 2013 and 2,250,000 at December 31, 2012).

The following table sets forth the computation of loss per share:

	December 31
	2013	2012
Numerator:
Net loss available to common shareholders	$(6,572,355)	$(3,348,966)
Denominator:
Weighted average number of common shares outstanding	49,169,414	39,167,419
Effect of dilutive common shares	-	-
Diluted weighted average number of common shares outstanding	49,169,414	39,167,419
Loss per share – basic and diluted	$(0.13)	$(0.09)

13.	Changes in Non-Cash Operating Assets and Liabilities

Changes in non-cash balances related to operations are as follows:

	December 31
	2013	2012
Accounts receivable	$613,321	$(441,277)
Inventories	(44,274)	(28,237)
Prepaid expenses and other receivables	(46,976)	5,191
Taxes recoverable	(390,391)	(81,240)
Accounts payable and accrued liabilities	(1,774,724)	2,236,096
	$(1,643,044)	$1,690,533

Included in accounts payable and accrued liabilities at the year ended December 31, 2013, is an amount related to patents and licenses of $14,365 (2012 - $5,489) and an amount payable to Tribute shareholders of $nil (2012 - $460,000) – see Note 2.

During the year ended December 31, 2013, there was $422,341 (2012 - $216,795) in interest paid and $nil in taxes paid (2012 – $nil).

During the year ended December 31, 2013, there was $63,816 (2012 - $104,000) of non-cash debt issuance costs (see Note 10) included in accounts payable and accrued liabilities.

During the year ended December 31, 2013, broker warrants were issued with a grant date fair value of $172,986 (2012 - $nil).

14.          Contingencies and Commitments

a)           License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. Included in this transaction were the following license agreements:

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Products. The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. The Company agreed and fulfilled a marketing budget for the first three years of not less than $3,750,000. On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the USA. The Company shall pay US$5,000,000 to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the US.

On November 9, 2010, the Company signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement. The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the execution of this agreement - paid; and b) the following milestone payments; i) US$750,000 ($746,175) to be paid upon the earlier of the first commercial sale of the product or six months after all regulatory approvals. As per the second amendment of the License Agreement, a payment of US$250,000 ($245,200) was paid in October 2012, while the remaining US$500,000 ($497,450) was made on March 1, 2013. Additional one-time performance based sales milestones are due as follows: i) US$250,000 ($265,900) the first year in which annual net sales exceed US$2,500,000 ($2,659,000), ii) US$500,000 ($531,800) the first year in which the annual net sales exceed US$5,000,000 ($5,318,000), iii) US$750,000 ($797,700) the first year in which the annual net sales exceed US$7,500,000 ($7,977,000), iv) US$1,000,000 ($1,063,600) the first year in which the annual net sales exceed US$10,000,000 ($10,636,000), v) US$1,500,000 ($1,595,400) the first year the annual net sales exceed US$15,000,000 ($15,954,000), and vi) US$2,000,000 ($2,127,200) the first year in which the annual net sales exceed US$20,000,000 ($21,272,000). Royalty rates are tiered and payable at rates ranging from 22.5-25.0% of net sales. The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

On December 30, 2011, the Company signed a License Agreement to commercialize MycoVa in Canada. As of December 31, 2013 this product has not been filed with Health Canada and to-date no upfront payments have been paid. Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000. Upon Health Canada approval the Company shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000. Royalties are payable at rates ranging from 20% to 25% of net sales.

b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $792,200 as of December 31, 2013 (2012 - $1,314,167) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $1,520,000 (based on current base salaries).

c)           Consultant Royalty Agreements

The Company has consultant royalty agreements in place for several of its international license agreements. These agreements involve royalty payments to be issued to the consultants who assisted in locating the licensee who signed the license agreements with the Company.

The royalty payments issued to consultants include 10% of the upfront fees received from the licensee and 10% of any future milestone payments received. No royalties on license fees were paid for the year ended December 31, 2013 (2012 - $nil). In addition, royalty payments on product sales are also based on 4% to 5% of the total sales of Uracyst at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees on product sales for the year ended December 31, 2013 were $1,593 (2012 - $15,329). These amounts have been recorded as royalty expense in selling, general and administrative expenses on the statements of operations and comprehensive (loss).

d)           Manufacturing Agreements

During 2013 and 2012, the Company’s NeoVisc® product was manufactured at Therapure Biopharma Inc. in Mississauga, Ontario, Canada and Uracyst® was manufactured by Jubilant HollisterStier, Inc. (formerly Draxis Pharma, Inc.) in Kirkland, Quebec, Canada. Bezalip® SR and Soriatane® are provided by the Company’s licensor, Actavis. Under the terms of these agreements the Company is obligated to make payments for batches to be manufactured within the one year termination notification period.

e)            Lease Obligations

The Company presently leases office and warehouse equipment under operating leases. For the year ended December 31, 2012, expenses related to these leases were $2,213 (2012 - $3,616). These amounts have been recorded as rent expense in selling, general and administrative expenses on the statements of operations and comprehensive (loss).

On September 1, 2012, the Company entered into a five year operating lease for its head office. For the year ended December 31, 2013, expenses related to this lease were $96,000 (2012 - $32,000).

As at December 31, 2013, minimum operating lease payments under these leases are as follows:

	Total	2014	2015	2016	2017
Operating lease obligations	$379,500	$100,880	$105,287	$104,000	$69,333

15.	Significant Customers

During the year ended December 31, 2013, the Company had two significant wholesale customers (2012 – two) that represented 58.2% (2012 – 54.7%) of product sales.

The Company believes that its relationships with these customers are satisfactory.

16.	Related Party Transactions

Fees were paid to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the year ended December 31, 2013, the Company recorded and paid to LMT an aggregate of $60,000 (2012 - $150,000) which has been recorded as selling, general and administrative expense in the statements of operations and comprehensive (loss).

See Notes 2, 11 and 14 b.

17.	Income Taxes

Rate reconciliation: A reconciliation of income tax (benefit) expense computed at the statutory income tax rate included in the statements of operations and comprehensive loss follows:

Income tax expense (benefit) is comprised of:

	2013	2012
Income tax expense (benefit) at statutory rate at 26.5% (2012 - 26.25%)	$(1,825,100)	$(1,215,200)
Adjusted for:
Impact on legislated changes in tax rates	28,400	55,800
Change in valuation allowance	1,611,100	-
Share issue costs	(409,200)	(93,200)
Non-deductible expenses	484,900	158,000
Other	109,900	(114,700)
Deferred income tax (recovery)	$-	$(1,209,300)

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

Components of deferred income tax assets and liabilities:

	2013	2012
Benefit of net operating losses carry-forward	$2,796,800	$1,641,400
Book values of property, plant and equipment and intangible assets in excess of tax bases	58,900	13,600
Benefit of SR&ED expenditures	476,600	449,600
Share issue costs	345,200	63,800
Non-refundable tax credits	341,300	341,300
License agreements and goodwill	(2,273,000)	(2,375,000)
Valuation allowance	(1,745,800)	(449,600)
	$-	$(314,900)

A valuation allowance was provided against certain deferred tax assets at December 31, 2013 and 2012, because the realization of the asset remains not determinable.

The Company has non-capital losses carry-forward for income tax purposes in the amount of $10,553,600 which may be applied against future years’ taxable income. The losses expire as follows:

2014	$1,013,100
2026	231,900
2027	85,400
2028	53,700
2030	755,300
2031	1,994,900
2032	2,071,000
2033	4,348,300
$10,553,600

Tax years 2007 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The Company has non-refundable tax credits as at December 31, 2013 of $341,300 (2012 - $341,300).

The cumulative carry-forward pool of scientific research and experimental development (SR&ED) expenditures as at December 31, 2013 applicable to future years, with no expiry date, is $1,798,300 (2012 - $1,798,300). The tax credits have a full valuation allowance on them as they do not meet the more-likely-than-not test.

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

Revenue for the years ended December 31, 2013 and 2012 includes products sold in Canada and international sales of products. Revenue earned is as follows:

	December 31
	2013	2012
Product sales:
Canadian sales	$11,918,105	$10,768,716
International sales	1,277,678	1,525,479
Other revenue	46,654	48,588
Total	$13,242,437	$12,342,783

Royalty revenues	197,924	-
Total revenues	$13,440,361	$12,342,783

The Company currently sells its own products and is in-licensing other products in Canada. In addition, revenues include products which the Company out-licenses throughout most countries in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey, Egypt, Hong Kong and the United Arab Emirates. The operations reflected in the statements of operations and comprehensive (loss) includes the Company’s activity in these markets.

19.          Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at December 31, 2013, the Company held cash of $1,211,602 (US$1,134,686 and €747) in denominations other than in Canadian dollars (2012 - $211,992 (US$190,858 and €18,973)); had accounts receivables of $258,027 (US$51,395 and €138,964) denominated in foreign currencies (2012 - $392,918 (US$38,825 and €270,075)); had accounts payable and accrued liabilities of $115,373 (US$72,693 and €25,969) denominated in foreign currencies (2012 – $59,642 (US$47,349 and €12,293)); warrant liability of $2,966,715 (US$2,789,315); and long term debt of $6,381,600 (US$6,000,000). For the year ended December 31, 2013, the Company had a foreign currency gain of $227,227 (2012 – gain of $110,186). These amounts have been included in selling, general and administrative expenses in the statements of operations and comprehensive (loss).

20.	Financial Instruments

(a)            Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due (Note 22 b). The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations. The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions. As at December 31, 2013, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

In the normal course of business, management considers various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placements of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, our ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the pharmaceutical industry and our securities in particular. Should we elect to satisfy our cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that our efforts to obtain such additional funding will be successful, or achieved on terms favorable to us or our existing shareholders. If adequate funds are not available on terms favorable to us, we may have to reduce substantially or eliminate expenditures such as promotion, marketing or production of our current or proposed products, or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of our technologies or products.

(b)            Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $607,580 (2012 - $1,220,901). This amount is the total of the following financial assets: accounts receivables and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

As at December 31, 2013, the Company had three customers which made up 38.4% of the outstanding accounts receivable in comparison to three customers which made up 53.1% at December 31, 2012. For 2013, all outstanding accounts receivables were related to product sales, of which $63,722 or 10.8% were related to one wholesale account and $163,220 or 27.6% was related to two international customers. For 2012, all outstanding accounts receivables were related to product sales, of which $465,981 or 38.9% were related to two wholesale accounts and $177,161 or 14.5% was related to one international customer.

(c)            Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which may expose the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at December 31, 2013, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $300,000 and would increase/decrease both interest expense and net loss by approximately $26,300 for the year ended December 31, 2013. For the years ended December 31, 2013 and 2012, the Company held foreign cash balances in the following currencies:

	2013		2012
	Foreign $	Cdn $	Foreign $	Cdn $
US dollars	1,134,686	1,210,512	190,858	187,103
EUROS	747	1,090	18,973	24,889

(d)            Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. The Company does not believe that the results of operations or cash flows would be materially affected to any significant degree by a sudden change in market interest rates relative to interest rates on the cash equivalents. At December 31, 2013, the Company had an outstanding long term debt balance of US$6,000,000 ($6,381,600), which bears interest annually at a rate of 11.5% plus the Libor Rate with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates. For the year ended December 31, 2013, a 1% increase in interest rates would increase interest expense and net loss by approximately $61,800. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

21.	Derivative Financial Instruments

The Company enters into foreign currency contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. In accordance with the Company’s current foreign exchange rate risk management policy, this program is not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities in the accompanying balance sheets at fair value.

During 2013, the Company entered into a foreign currency call option designated as a cash flow hedge to hedge certain forecasted expenses related to its loan obligation denominated in United States Dollars. The notional principal of the foreign currency call option to purchase US$5,000,000 was $5,370,000 at March 31, 2014.

The Company initially reports any gain or loss on the effective portion of the cash flow hedge as a component of other comprehensive income and subsequently reclassifies to the statements of operations when the hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately.

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has determined the foreign currency call option to be Level 2. The fair value of the foreign currency call option at December 31, 2013 was ($38,156), and is reported in other current liabilities in the accompanying balance sheets.

At December 31, 2013 and 2012, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	2013		2012
	Notional Principal	Fair Value	Notional Principal	Fair Value

Foreign currency sold – call options	$5,000,000	$(38,156)	$-	$-

The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2013 and 2012, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2013 and 2012. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

22.          Subsequent Events

(a)            Employee Stock Options

On February 6, 2014, the Company granted 1,066,162 options to officers and employees of the Company. The weighted average exercise price of these options is $0.40. These options vest one eighth at the end of each fiscal quarter following the date of grant, commencing on March 31, 2015, upon achieving certain financial objectives. The options have a term of five years.

(b)            Loan Advancement

On February 4, 2014, pursuant to the terms of the Credit Agreement, SWK advanced the Company the remaining US$2,000,000 in available funds. All terms under the Credit Agreement apply to the additional loan.

On the closing date of the second advancement of funds ("Second Closing Date"), the Company issued the lender a warrant to purchase 347,222 common shares of the Company (the "Subsequent Loan Warrant"). The Subsequent Loan Warrant is exercisable for a period of seven years from the Second Closing Date at an exercise price of US$0.432 ($0.459). The Lender may exercise the Subsequent Loan Warrant on a cashless basis at any time. In the event the lender exercises the Subsequent Loan Warrant on a cashless basis the Company will not receive any proceeds. The exercise price of the Subsequent Loan Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.