Form 10-Q
period 2014-03-31
Tribute Pharmaceuticals Canada Inc.
filed 2014-05-15
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014
or

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

The number of outstanding common shares, no par value, of the Registrant at: March 31, 2014: 51,581,238

TRIBUTE PHARMACEUTICALS CANADA INC.

CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at March 31, 2014	As at December 31, 2013
ASSETS
Current
Cash and cash equivalents	$3,073,341	$2,813,472
Accounts receivable, net of allowance of $nil (2013 - $nil) (Note 16 c)	1,656,851	591,766
Inventories (Note 2)	1,103,932	1,044,831
Taxes recoverable	122,410	651,791
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 3)	174,922	165,886
Current portion of debt issuance costs, net (Note 6)	119,140	91,100
Total current assets	6,266,410	5,374,660
Property, plant and equipment, net (Note 4)	1,076,093	1,089,919
Intangible assets, net (Note 5)	9,481,581	9,717,173
Goodwill	3,599,077	3,599,077
Debt issuance costs, net (Note 6)	342,194	253,712
Total assets	$20,765,355	$20,034,541
LIABILITIES
Current
Accounts payable and accrued liabilities	$3,092,100	$3,284,756
Current portion of long term debt (Note 6)	345,728	204,700
Warrant liability (Note 7 c)	4,499,402	2,966,714
Other current liability (Note 17)	103,488	38,156
Total current liabilities	8,040,718	6,494,326
Long term debt (Note 6)	7,849,090	5,640,102
Total liabilities	15,889,808	12,134,428

Contingencies and commitments (Notes 6 and 10)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 7 a)
Common shares 51,581,238 (2013 – 51,081,238)	20,159,102	19,947,290
Additional paid-in capital options (Note 7 b)	2,404,022	2,286,890
Accumulated other comprehensive loss (Note 17)	(103,488)	(38,156)
Deficit	(17,584,089)	(14,295,911)
Total shareholders’ equity	4,875,547	7,900,113
Total liabilities and shareholders’ equity	$20,765,355	$20,034,541

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

For the Periods Ended March 31,

	2014	2013
Revenues
Licensed domestic product net sales	$2,276,383	$1,893,640
Other domestic product sales	734,779	1,099,162
International product sales	463,978	331,338
Royalty and licensing revenues	18,414	98,040
Total revenues (Notes 11 and 14)	3,493,554	3,422,180

Cost of sales
Licensor sales and distribution fees	1,413,043	1,288,479
Cost of products sold	345,864	457,763
Total cost of sales	1,758,907	1,746,242
Gross Profit	1,734,647	1,675,938
Expenses
Selling, general and administrative (Notes 12 and 15)	3,222,661	2,949,604
Amortization	290,352	329,572
Total operating expenses	3,513,013	3,279,176
(Loss) from operations	(1,778,366)	(1,603,238)

Non-operating income (expenses)
Gain on derivative instrument (Note 17)	200,000	-
Change in warrant liability (Note 7 c)	(1,411,774)	(1,317,041)
Accretion expense (Note 6)	(31,118)	(24,245)
Interest expense	(267,292)	(87,858)
Interest income	372	725
(Loss) and comprehensive (loss) before tax	(3,288,178)	(3,031,657)
Deferred income tax recovery (Note 13)	-	(314,900)
Net (loss) for the period	(3,288,178)	(2,716,757)
Unrealized loss on derivative instrument, net of tax (Note 17)	(103,488)	-
Net loss and comprehensive loss for the period	$(3,391,666)	$(2,716,757)
Deficit, beginning of period	(14,295,911)	(7,723,556)
Deficit, end of period	(17,584,089)	(10,440,313)
Loss Per Share (Note 8) - Basic	$(0.06)	$(0.06)
- Diluted	$(0.06)	$(0.06)
Weighted Average Number of Common Shares Outstanding - Basic	51,420,127	43,535,459
- Diluted	51,420,127	43,535,459

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

For the Periods Ended March 31,

	2014	2013
Cash flows from (used in) operating activities
Net (loss)	$(3,288,178)	$(2,716,757)
Items not affecting cash:
Deferred income tax recovery	-	(314,900)
Amortization	295,128	344,305
Change in warrant liability (Note 7 c)	1,411,774	1,317,041
Stock-based compensation (Note 7 b)	117,133	174,487
Accretion expense	31,118	24,245
Paid in common shares for services	211,812	-
Change in non-cash operating assets and liabilities (Note 9)	(796,497)	(2,534,179)
Cash flows (used in) operating activities	(2,017,710)	(3,705,758)
Cash flows (used in) investing activities
Additions to property, plant and equipment	(4,353)	-
Payment of contingent liabilities	-	(460,000)
Increase in patents and licensing agreements	(16,593)	-
Cash flows (used in) investing activities	(20,946)	(460,000)
Cash flows from (used in) financing activities
Financing costs deferred	(128,181)	-
Long term debt issued (Note 6)	2,211,000	-
Units issued	-	4,662,700
Long term debt repayment	-	(330,652)
Share issuance costs (	-	(403,727)
Cash flows from financing activities	2,082,819	3,928,321
Changes in cash and cash equivalents	44,163	(237,437)
Change in cash due to changes in foreign exchange	215,706	55,417
Cash and cash equivalents, beginning of period	2,813,472	2,283,868
Cash and cash equivalents, end of period	$3,073,341	$2,101,848

 See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

1.	Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the financial statements for Tribute Pharmaceuticals Canada Inc.’s ("Tribute" or the "Company") most recently completed fiscal year ended December 31, 2013.  These condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These unaudited condensed interim financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2013, except when disclosed below.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at March 31, 2014, and the results of its operations for the three month periods ended March 31, 2014 and 2013 and its cash flows for the three month periods ended March 31, 2014 and 2013.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

a)	Estimates

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, stock based compensation, revenue recognition, intangible assets and derivative financial instruments.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.  Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

2.	Inventories

	March 31, 2014	December 31, 2013
Raw materials	$329,034	$236,444
Finished goods	392,138	418,635
Packaging materials	66,441	56,007
Work in process	316,319	333,745
	$1,103,932	$1,044,831

3.	Prepaid Expenses and Other Receivables

	March 31, 2014	December 31, 2013
Prepaid operating expenses	$168,622	$140,986
Deposits	-	18,825
Interest receivable on loan receivables	6,300	6,075
	$174,922	$165,886

4.	Property, Plant and Equipment

	March 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	277,614	340,640
Leasehold improvements	10,359	3,108	7,251
Office equipment	61,308	49,340	11,968
Manufacturing equipment	1,103,525	579,075	524,450
Warehouse equipment	17,085	16,905	180
Packaging equipment	111,270	54,262	57,008
Computer equipment	134,467	89,871	44,596
	$2,146,268	$1,070,175	$1,076,093

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	269,886	348,368
Leasehold improvements	10,359	2,590	7,769
Office equipment	61,308	48,299	13,009
Manufacturing equipment	1,103,525	576,862	526,663
Warehouse equipment	17,085	16,737	348
Packaging equipment	111,270	51,700	59,570
Computer equipment	130,114	85,922	44,192
	$2,141,915	$1,051,996	$1,089,919

5.	Intangible Assets

	March 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$285,379	$42,431	$242,948
Licensing asset	1,005,820	116,056	889,764
Licensing agreements	10,004,000	1,655,131	8,348,869
	$11,295,199	$1,813,618	$9,481,581

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$268,786	$39,562	$229,224
Licensing asset	1,005,820	96,713	909,107
Licensing agreements	10,004,000	1,425,158	8,578,842
	$11,278,606	$1,561,433	$9,717,173

Amortization expense of intangible assets for the three month periods ended March 31, 2014 was $252,185 (2013 - $262,540).

The Company has patents pending of $129,495 at March 31, 2014 (December 31, 2013 - $112,902).

6.	Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement.  The Loan matures on August 8, 2018.

The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,914. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432($0.4775), at any time prior to February 4, 2021.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method.  The grant date fair value of the 347,222 warrants issued to SWK was determined using the Black-Scholes model with the following assumptions: expected volatility of 117%, a risk-free interest rate of 1.85%, an expected life of seven years, and no expected dividend yield.

During the three month period ended March 31, 2014, the Company accreted $31,118 (2013 - $24,245) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the three month period ended March 31, 2014, the Company also incurred US$116,169 ($128,425) in legal costs related to the additional US$2,000,000 ($2,211,000) Loan. These fees and costs were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three month period ended March 31, 2014, the Company amortized $24,764 (2013 – $53,967) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the three month period ended March 31, 2014, the Company made no principal payments (year ended December 31, 2013 - US$3,281,250 ($3,386,630)) and interest payments of US$243,750 ($268,971) (year ended December 31, 2013 – US$409,653 ($422,341)) under the MidCap Financial LLC (now repaid) and SWK loan agreements.  The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments			Interest Payments
2014	$	US52,035	($57,514)	$	US823,965	($910,728)
2015	$	US721,460	($797,430)	$	US1,041,040	($1,150,661)
2016	$	US872,654	($964,545)	$	US934,846	($1,033,285)
2017	$	US1,001,370	($1,106,814)	$	US806,130	($891,016)
2018	$	US5,352,481	($5,916,097)	$	US417,053	($460,969)

7.	Capital Stock

    (a)    Common Shares

During the three month period ended March 31, 2014, the Company issued 500,000 common shares to a consultant for services and recorded $211,812 as paid-in common shares.

	Number of Shares	Amount
Balance, December 31, 2013	51,081,238	$19,947,200
Common shares for services issued	500,000	211,812
Balance, March 31, 2014	51,581,238	$20,159,102

(b)           Stock Based Compensation

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

During the three month period ended March 31, 2014, there were 1,298,245 options granted to officers, employees and a consultant of the Company (2013 – 282,500). The exercise price of 1,098,245 of these options is $0.40, with one-eighth vesting over two years on each of March 31, June 30, September 30 and December 31, in 2015 and 2016, upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.33 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 1.61%; and expected term of 5 years.

The remaining 200,000 options were granted with an exercise price of $0.42 and will fully vest on January 3, 2015 (Note 12). The grant date fair value of these options was estimated as $0.39 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; risk free interest rate of 1.69%; and expected term of 5 years.

For the three month period ended March 31, 2014, the Company recorded $117,132 (2013 – $174,487) as compensation expense for options previously issued to directors, officers and employees based on continuous service. This expense was recorded as selling, general and administrative expense on the statements of operations and comprehensive loss. Due to termination of employment and non-achievement of performance-based awards, 13,750 options were removed from the number of options issued during the three month period ended March 31, 2014 (year ended December 31, 2013 – 560,917).

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2013	$2,286,890
Expense recognized for options issued to employees	100,910
Expense recognized for options issued to consultants	16,222
Balance, March 31, 2014	$2,404,022

The total number of options outstanding as at March 31, 2014 was 5,109,330 (December 31, 2013 – 3,824,835).  The weighted average grant date fair value of the options granted during the three month period ended March 31, 2014, was $0.34 (2013 - $0.50).

The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 5,158,124 as at March 31, 2014 (December 31, 2013 – 5,108,124).

(c)    Warrants

As at March 31, 2014, the following warrants were outstanding:

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Fair Value at March 31, 2014	Fair Value at December 31, 2013
May 11, 2017	750,000	US$0.43 ($0.48)	$174,085	$223,356
February 27, 2015	4,429,688	US$0.50 ($0.55)	$87,042	$518,256
February 27, 2018	4,429,687	US$0.60 ($0.66)	$2,573,966	$1,286,216
March 5, 2015	1,253,000	US$0.50 ($0.55)	$118,016	$146,596
March 5, 2018	1,253,000	US$0.60 ($0.66)	$682,578	$363,825
March 11, 2015	343,750	US$0.50 ($0.55)	$81,909	$49,723
March 11, 2018	343,750	US$0.60 ($0.66)	$223,029	$99,812
August 8, 2018	755,794	US$0.5954 ($0.6581)	$347,518	$245,982
September 20, 2018	108,696	US$0.55 ($0.61)	$46,615	$32,948
February 4, 2021	347,222	US$0.4320 ($0.4775)	$164,644	$-
	14,014,587	US$0.55 ($0.61)	$4,499,402	$2,966,714

In connection with the additional US$2,000,000 ($2,211,000) loan, the Company issued SWK 347,222 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.4775), at any time prior to February 5, 2021. The fair value of the warrant liability at the date of grant was $120,914 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 117%; risk free interest rate of 1.85%; and expected term of 7 years.

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

As at March 31, 2014, the fair value of the warrant liability of $4,499,402 (December 31, 2013 - $2,966,714) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (December 31, 2013 – 0%) expected volatility of 115.5% (December 31, 2013 – 114%) risk-free interest rate of 1.45% (December 31, 2013 – 1.58%) and expected term of 2.79 years (December 31, 2013 – 2.94 years).

For the three month period ended March 31, 2014, the Company recorded a loss of $1,411,774 (2013 – loss of $1,317,041) as change in warrant liability on the condensed interim statement of operations and comprehensive loss.

8.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period. The diluted earnings per share is not computed when the effect of such calculation is anti-dilutive. In years when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities, which were not included in diluted weighted average shares for the three month periods ended March 31, 2014 and 2013, consist of outstanding stock options (5,109,330 and 3,480,452, respectively) and outstanding warrants (14,014,587 and 14,302,875, respectively).

The following table sets forth the computation of loss per share:

	March 31,
	2014	2013
Numerator:
Net loss available to common shareholders	$(3,288,178)	$(2,716,757)
Denominator:
Weighted average number of common shares outstanding	51,420,127	43,535,459
Effect of dilutive common shares	-	-
Diluted weighted average number of common shares outstanding	51,420,127	43,535,459
Loss per share – basic and diluted	$(0.06)	$(0.06)

9.	Changes in Non-Cash Operating Assets and Liabilities

Changes in non-cash balances related to operations are as follows:

	March 31,
	2014	2013
Accounts receivable	$(1,065,085)	$(699,610)
Inventories	(59,101)	(182,358)
Prepaid expenses and other receivables	(9,036)	(42,626)
Taxes recoverable	529,381	(27,817)
Accounts payable and accrued liabilities	(192,656)	(1,581,768)
	$(796,497)	$(2,534,179)

Included in accounts payable and accrued liabilities at the end of the three month period ended March 31, 2014, is an amount related to patents and licenses of $8,603 (December 31, 2013 - $14,365) and an amount related to computer equipment of $4,353 (December 31, 2013 - $nil).

During the three month period ended March 31, 2014, there was $267,291 (2013 - $87,858) in interest paid and $nil in taxes paid (2013 – $nil).

During the three month period ended March 31, 2014, there was $24,764 (2013 - $53,967) of non-cash debt issuance costs (see Note 6) expensed as amortization of assets.

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

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Products. The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. The Company agreed and fulfilled a marketing budget for the first three years of not less than $3,750,000. On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip® SR in the U.S. The Company shall pay US$5,000,000 to Actavis within 30 days of receipt of the regulatory approval to market Bezalip® SR in the U.S.

On November 9, 2010, the Company signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement. The payments under this agreement include: a) US$250,000 ($255,820) upfront payment to Nautilus upon the execution of this agreement - paid; and b) the following milestone payments;  i) US$750,000 ($746,175) paid upon the first commercial sale of the product.  As per the second amendment of the License Agreement, a payment of US$250,000 ($245,200) was paid in October 2012, while the remaining US$500,000 ($497,450) was paid on March 1, 2013. Additional one-time performance based sales milestones are due as follows:  i) US$250,000 ($276,325) the first year in which  annual net sales exceed US$2,500,000 ($2,763,250), ii) US$500,000 ($552,650) the first year in which the annual net sales exceed US$5,000,000 ($5,526,500),  iii) US$750,000 ($828,975) the first year in which the annual net sales exceed US$7,500,000 ($8,289,750), iv) US$1,000,000 ($1,105,300) the first year in which the annual net sales exceed US$10,000,000 ($11,053,000), v) US$1,500,000 ($1,657,950) the first year the annual net sales exceed US$15,000,000 ($16,579,500), and vi) US$2,000,000 ($2,210,600) the first year in which the annual net sales exceed US$20,000,000 ($22,106,000).  Royalty rates are tiered and payable at rates ranging from 22.5-25.0% of net sales. The initial term of the agreement expires on September 30, 2025 but is subject to automatic renewals under certain circumstances.

On December 30, 2011, the Company signed a License Agreement to commercialize MycoVa in Canada. As of March 31, 2014 this product has not been filed with Health Canada and to-date any upfront payments have been paid. Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000. Upon Health Canada approval the Company shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000. Royalties are payable at rates ranging from 20% to 25% of net sales.

  (b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $632,200 as of March 31, 2014 (December 31, 2013 - $792,200) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $1,527,200 (based on current base salaries).

11.           Significant Customers

During the three month period ended March 31, 2014, the Company had three significant wholesale customers (2013 – one) that represented 65.6% (2013– 48.7%) of product sales.

The Company believes that its relationships with these customers are satisfactory.

12.   Related Party Transactions

During the three month period ended March 31, 2014 the Company granted 200,000 stock options as payment for services in 2014 to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three month period ended March 31, 2014, the Company recorded $16,222 as a non-cash expense.  During the three month period ended March 31, 2013 the Company recorded and paid to LMT an aggregate of $18,000. These amounts have been recorded as selling, general and administrative expense in the condensed statements of operations and comprehensive (loss).

13.	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three month periods ended March 31, 2014 and 2013. The Company has non-capital loss carry-forwards at March 31, 2014 totaling approximately $12,331,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2014 and 2034.  The cumulative carry-forward pool of SR&ED expenditures as at March 31, 2014, that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at March 31, 2014 was $341,300.

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

Revenue for the three month periods ended March 31, 2014 and 2013 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	March 31,
	2014	2013
Product sales:
Canadian sales	$2,999,912	$2,981,919
International sales	463,978	331,338
Other revenue	11,250	10,883
Total	$3,475,140	$3,324,140

Royalty revenues	18,414	98,040
Total revenues	$3,493,554	$3,422,180

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses throughout most countries in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey, Egypt, Hong Kong and the United Arab Emirates. The operations reflected in the condensed statements of operations and comprehensive (loss) includes the Company’s activity in these markets

15.           Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at March 31, 2014, the Company held cash of  $1,330,855 (US$1,175,830 and €20,497) in denominations other than in Canadian dollars (December 31, 2013 - $1,211,602 (US$1,134,686 and €747)); had accounts receivables of $440,142 (US$95,648 and €219,964) denominated in foreign currencies (December 31, 2013 - $258,027 (US$51,395 and €138,964); had accounts payable and accrued liabilities of $64,035 (US$24,233 and €25,939) denominated in foreign currencies (December 31, 2013 – $115,373 (US$72,693 and €25,969)); warrant liability of $4,499,402 (US$4,070,752) (December 31, 2013 - $2,966,715 (US$2,789,315)); and long term debt of $8,842,400 (US$8,000,000) (December 31, 2013 - $6,381,600 (US$6,000,000)). For the three month period ended March 31, 2014, the Company had a foreign currency loss of $196,066 (2013 – loss of $69,180). These amounts have been included in selling, general and administrative expenses in the condensed statements of operations and comprehensive (loss).

16.	Financial Instruments

    (a)   Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, accounts payables and accrued liabilities are a reasonable estimate of their fair values because of the short maturity of these instruments.

Warrant liability and other current liability are financial liabilities where fluctuations in market rates will affect the fair value of this financial instrument.  The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: other techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly

Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.

Cash equivalents, warrant liability and other current liability are classified as Level 2 financial instruments within the fair value hierarchy.

(b)    Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due. The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations. The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions. As at March 31, 2014, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

In the normal course of business, management considers various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placements of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the Company’s ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the pharmaceutical industry and our securities in particular. Should we elect to satisfy our cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that our efforts to obtain such additional funding will be successful, or achieved on terms favorable to us or our existing shareholders. If adequate funds are not available on terms favorable to us, we may have to reduce substantially or eliminate expenditures such as promotion, marketing or production of our current or proposed products, or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of our technologies or products.

    (c)   Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $1,672,665 (December 31, 2013 - $607,580). This amount is the total of the following financial assets: accounts receivable and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

As at March 31, 2014, the Company had two customers which made up 48.9% of the outstanding accounts receivable in comparison to three customers which made up 38.4% at December 31, 2013. For the three month period ended March 31, 2014, all outstanding accounts receivable were related to product sales, of which $795,511 or 48.9% was related to two wholesale accounts. For December 31, 2013 all outstanding accounts receivables were related to product sales, of which $63,722 or 10.8% were related to one wholesale account and $163,220 or 27.6% was related to two international customers.

(d)   Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which exposes the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at March 31, 2014, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $400,000 and would increase/decrease both interest expense and net loss by approximately $13,400 for the three month period ended March 31, 2014. For the periods ended March 31, 2014 and December 31, 2013, the Company held foreign cash balances in the following currencies:

	March 31, 2014		December 31, 2013
	Foreign $	Canadian $	Foreign $	Canadian $
U.S. dollars	1,175,830	1,299,644	1,134,686	1,210,512
EUROS	20,497	31,211	747	1,090

   (e)   Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. At March 31, 2014, the Company had an outstanding long term debt balance of US$8,000,000 ($8,842,400), which bears interest annually at a rate of 11.5% plus the Libor Rate with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates. For the three month period ended March 31, 2014, a 1% increase in interest rates would increase interest expense and net loss by approximately $88,400. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

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

During the three month period ended March 31, 2014, the Company entered into a foreign currency call option designated as a cash flow hedge to hedge certain forecasted expenses related to its loan obligation denominated in United States Dollars. The notional principal of the foreign currency call option to purchase US$6,000,000 was $6,726,000 at July 1, 2014.

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

The Company has determined the foreign currency call option to be Level 2. The fair value of the foreign currency call option at March 31, 2014 was a loss of $103,488 (December 31, 2013 – a loss of $38,156), and is reported in other current liabilities in the accompanying balance sheets. During the three month period ended March 31, 2014, the Company recognized a gain on the settled foreign exchange contract of $200,000 (2013 - $nil).

At March 31, 2014 and December 31, 2013, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	March 31, 2014		December 31, 2013
	Notional Principal	Fair Value	Notional Principal	Fair Value
Foreign currency sold – call options	USD$ 6,000,000	$(103,488)	USD$ 5,000,000	$(38,156)

The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2014 and December 31, 2013, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2014 and December 31, 2013. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

18.	Subsequent Event

On May 13, 2014, Tribute entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell Bilastine, a product for the treatment of Allergic Rhinitis and Chronic Idiopathic Urticaria (hives) in Canada. The exclusive license is inclusive of prescription and non-prescription rights for Bilastine, as well as adult and paediatric presentations in Canada. Sales of Bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($380,691) with the remaining milestone payments based on the achievement of specific events, including the approval of Bilastine from Health Canada and net sales milestones.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed interim financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include statements regarding the Company’s planned research and development programs, anticipated future losses, revenues and market shares, planned clinical trials, expected future expenditures, the Company’s intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company’s anticipated future performance. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2013 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. License fees, which are comprised of initial fees and milestone payments, are recognized upon achievement of each such milestone, provided the milestone is meaningful, and provided that collectability is reasonably assured and other revenue recognition criteria are met. Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Upfront fees and other amounts received in excess of revenue recognized are recorded as deferred revenues.

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

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically 0.5% to 2% prompt payment discount when payment is received within 15 to 20 days from the date of invoice.

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

Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement. The Loan matures on August 8, 2018.

The Loan shall accrue interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,900. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.4775), at any time prior to February 4, 2021.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method.  The grant date fair value of the 347,222 warrants issued to SWK was determined using the Black-Scholes model with the following assumptions: expected volatility of 117%, a risk-free interest rate of 1.85%, an expected life of seven years, and no expected dividend yield.

During the three month period ended March 31, 2014, the Company accreted $31,100 (2013 - $24,200) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the three month period ended March 31, 2014, the Company also incurred US$116,200 ($128,400) in legal costs related to the additional US$2,000,000 ($2,211,000) Loan. These fees and costs were classified as debt issuance costs on the balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method. During the three month period ended March 31, 2014, the Company amortized $24,800 (2013 – $54,000) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the three month period ended March 31, 2014, the Company made no principal payments (December 31, 2013 - US$3,281,300 ($3,386,600)) and interest payments of US$243,800 ($264,000) (December 31, 2013 – US$409,700 ($422,300)) under the MidCap Financial LLC (now repaid) and SWK loan agreements. The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments			Interest Payments
2014	$	US52,000	($57,500)	$	US824,000	($910,800)
2015	$	US721,500	($797,400)	$	US1,041,000	($1,150,700)
2016	$	US872,700	($964,500)	$	US934,800	($1,033,300)
2017	$	US1,001,400	($1,106,800)	$	US806,100	($891,000)
2018	$	US5,352,500	($5,916,100)	$	US417,000	($461,000)

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

OVERVIEW

The first quarter of 2014 was highlighted by the following events:

●	Licensed domestic product net sales, which includes the Company’s promoted products Soriatane® and Bezalip® SR, increased 20.2% in the first quarter of 2014 compare to the same period in 2013.

●
Excluding the initial Cambia® wholesaler and pharmacy buy-in during the first quarter of 2013, as part of the initial launch of Cambia® to general practitioners, other domestic product sales increased 30.2% in the first quarter of 2014 compare to the same period in 2013.

●
IMS Health, an audited third party provider of sales data, reported a 27.5% increase in total prescriptions written for Cambia® during the first three months of 2014 compared to the prior three month period ending December 31, 2013.

●	International Product Sales increased by $132,600 or 40.0% for the quarter as compared to the same quarter in 2013.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014

Total revenue for the three month period ended March 31, 2014 increased by 2.1% to $3,493,600 compared to $3,422,200 in 2013. The increase in sales was attributable to an increase in licensed domestic product net sales of $382,700 or 20.2%, and international product sales of $132,600 or 40.0%, which was partially offset by a decrease in other domestic product sales of $364,400 or 33.2%, as well as royalty and licensing revenues of $79,600. The decrease in other domestic product sales during the period ended March 31, 2014, compared to the same period in 2013, is in part attributable to the volume of one-time initial wholesale purchases of Cambia® during the first quarter of 2013, which was a result of the final phase of the launch of the product. The introduction of Cambia® at the pharmacy level in first quarter of 2013 resulted in $534,800 in revenues to accommodate wholesaler initial buy-in requirements. Excluding this one-time event typical with the introduction of new products, the growth rate for other domestic product sales in the first quarter of 2014 compared to the same period in 2013 would have been $170,400 or 30.2% and an adjusted overall growth for total revenue of $606,200 or 21.0%.

The net loss before taxes for the three month period ended March 31, 2014 was $3,288,200 compared to a loss of $3,031,700 for the same period in the prior year.

Main factors decreasing the net loss for three month period ended March 31, 2014 compared to the same period in the prior year include:

●	Increased gross profit of $58,700 or 3.5% due to higher revenues of $71,400;
●	An decrease in amortization of $39,200; and
●	Gain on derivative instrument of $200,000.

Factors increasing the net loss for three month period ended March 31, 2014 compared to the same period in the prior year include:

●	An increase in selling, general and administrative expenses of $273,100, explained below;
●	An increase in the warrant liability (non-cash) of $94,700;
●	An increase in accretion expense of $6,900; and
●	An increase in interest expense net of interest income of $179,800.

Excluding the net amount of $501,700 recorded in the first quarter of 2013 for the Cambia® initial buy-in, the net loss before taxes for the three month period ended March 31, 2013 was $3,533,400. This represents an adjusted decrease in the net loss of $245,200 or 6.9% for the three month period ended March 31, 2014 compared to the same period in the prior year.

Excluding non-operating income of $1,509,800 for the three month period ended March 31, 2014 (2013 - $1,428,400), the net loss from operations was $1,778,400 compared to the prior period net loss from operations of $1,603,200. The increase in the operational loss of $175,100 or 10.9% represents higher selling, general and administrative costs offset in part by increases in product margins, detailed below. Excluding the net Cambia® initial buy-in recorded in the first quarter of 2013, the net loss from operations in the first quarter of 2013 was $2,105,000. This represents a decrease in the loss from operations of $326,600 or 15.5% for the first three months ended March 31, 2014 compared to the same period in the prior year.

Gross Profit and Cost of Sales

Gross profit for the three month period ended March 31, 2014 was $1,734,600, higher by 3.5%, or $58,700 compared to the same period in the prior year. Underlying improvements in gross profit for the three month period ended March 31, 2014 were due to additional gross profit of $258,200 from licensed domestic product net sales. Serving as a partial offset was a decrease in gross profit from other domestic product sales and international product sales of $119,800 and from royalty and licensing revenue of $79,600. Excluding gross profit associated with the Cambia® initial buy-in in the first quarter of 2013, the adjusted gross profit in that period was $1,174,200. This represents an increase in the gross profit of $560,500 or 47.7% for first quarter of 2014 compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the for the three month period ended March 31, 2014 were $3,222,700 compared to $2,949,600 for the same period in 2013. The increase of $273,100 or 9.3% is primarily due to a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing and sales expenses related to Cambia®, as well as an increase in business development including $245,200 related to Bezalip® SR filing in the U.S. as discussed above. This increase was offset with a decrease of $57,400 for the three month period ended March 31, 2014 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (March 31, 2014 - $117,100 compared to March 31, 2013 - $174,500).

Warrant Liability

The revaluation of the warrants for the three month period ended March 31, 2014, resulted in a change  in the warrant liability with $1,411,800 (March 31, 2013 - $1,317,000) being recorded as a non-cash expense. The increase primarily relates to a private placement in 2013 of approximately $4.6 million of units of the Company’s equity securities. Since the warrants are denominated in US dollars and the Company’s functional currency is in Canadian dollars, the fair market value of the warrants fluctuates from period to period. The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar.

Interest and Other Income

Interest and other income for the three month period ended March 31, 2014 was $372 (2013 - $725). These amounts include interest received on short-term investments for both 2014 and 2013.

Deferred Income Tax Recovery

During the three month period ended March 31, 2014 the Company recorded a deferred income tax recovery of $nil related to tax assets not previously recognized (2013 –$314,900). The Company expects to be able to use its deferred tax assets to offset the tax liability acquired.

Net Income (Loss)

The net loss for the three month period ended March 31, 2014 was $3,288,200, compared to a net loss of $2,716,800 for the same period in the prior year or an increase of $571,400 or 21.0%. This equates to a loss of $0.06 per share compared to a loss of $0.06 per share for the same period in 2013. Excluding the Cambia® initial buy-in, the net loss for the three month period ended March 31, 2013, was $3,218,500. This represents an increase in the net loss of $69,700 or 2.1% for the period ended March 31, 2014, compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $3,073,300 at March 31, 2014 compared to $2,813,500 at December 31, 2013.

Cash used by operations for the three month period ended March 31, 2014 was $2,017,700 (2013 - $3,705,800) mainly as a result a significant investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing initiatives for Cambia®, as well as an increase in business development activities including fees related to filing the Bezalip® SR IND in the U.S. Also included are changes in non-cash operating assets and liabilities, which increased to $796,500 for the same period (2013 - $2,543,200 increase).

Cash used in investing activities for the three month period ended March 31, 2014 was $21,000 (2013 - $460,000).

Cash provided by financing activities for the three month period ended March 31, 2014 was $2,082,800 (2013 - $3,928,300).

On February 4, 2014, pursuant to the terms of the Loan agreement, SWK advanced the Company the remaining US$2,000,000 in funds that were available pursuant to the Credit Agreement. All terms under the Credit Agreement apply to the additional loan. On the closing date of the second advance of funds ("Second Closing Date"), the Company issued the Lender a warrant to purchase 347,222 common shares of the Company (the "Subsequent Loan Warrant"). The Subsequent Loan Warrant is exercisable for a period of seven years from the Second Closing Date at an exercise price of US$0.432 ($0.4775). The Lender may exercise the Subsequent Loan Warrant on a cashless basis at any time. In the event the Lender exercises the Subsequent Loan Warrant on a cashless basis we will not receive any proceeds. The exercise price of the Subsequent Loan Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. For further information refer to the Company’s Form 8-K filed on February 10, 2014.

The Company may seek additional funding, primarily by way of one or more equity offerings, to carry out its business plan and to minimize risks to its operations. The market for equity financings for companies such as Tribute is challenging and there can be no assurance that additional funding will become available by way of equity financing. Any additional equity financing may result in significant dilution to the existing shareholders at the time of such financing. The Company may also seek additional funding from other sources, including licensing, co-development collaborations and other strategic alliances. Such funding, if obtained, may reduce the Company’s interest in its projects or products. Regardless, there can be no assurance that any alternative sources of funding will be available to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2014 the Company granted 200,000 stock options as payment for services in 2014 to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three month period ended March 31, 2014, the Company recorded $16,200 as a non-cash expense.  During the three month period ended March 31, 2013 the Company recorded and paid to LMT an aggregate of $18,000. These amounts have been recorded as selling, general and administrative expense in the condensed statements of operations and comprehensive (loss).

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2014, the Company had three significant wholesale customers (2013 – one) that represented 65.6% (2013– 48.7%) of product sales.

SUBSEQUENT EVENT

On May 13, 2014, Tribute entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell Bilastine, a product for the treatment of Allergic Rhinitis and Chronic Idiopathic Urticaria (hives) in Canada. The exclusive license is inclusive of prescription and non-prescription rights for Bilastine, as well as adult and paediatric presentations in Canada. Sales of Bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($380,691) with the remaining milestone payments based on the achievement of specific events, including the approval of Bilastine from Health Canada and net sales milestones.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended March 31, 2014, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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