Form 10-Q
period 2014-06-30
Tribute Pharmaceuticals Canada Inc.
filed 2014-08-11
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014
Or

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

The number of outstanding common shares, no par value, of the Registrant at: June 30, 2014: 51,581,238

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at June 30,	As at December 31,
	2014	2013
ASSETS
Current
Cash and cash equivalents	$2,302,033	$2,813,472
Accounts receivable, net of allowance of $nil (2013 - $nil) (Note 16c)	1,947,243	591,766
Inventories (Note 2)	1,058,899	1,044,831
Taxes recoverable	178,713	651,791
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 3)	192,755	165,886
Current portion of debt issuance costs, net (Note 6)	116,522	91,100
Total current assets	5,811,979	5,374,660
Property, plant and equipment, net (Note 4)	1,054,646	1,089,919
Intangible assets, net (Note 5)	9,622,191	9,717,173
Goodwill	3,599,077	3,599,077
Debt issuance costs, net (Note 6)	301,832	253,712
Total assets	$20,389,725	$20,034,541

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,057,315	$3,284,756
Current portion of long term debt (Note 6)	582,872	204,700
Warrant liability (Note 7 c)	7,705,377	2,966,714
Other current liability (Note 17)	189,430	38,156
Total current liabilities	12,534,994	6,494,326
Long term debt (Note 6)	7,366,024	5,640,102
Total liabilities	19,901,018	12,134,428

Contingencies and commitments (Notes 6 and 10)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 7 a)
Common shares 51,581,238 (2013 – 51,081,238)	20,159,102	19947290
Additional paid-in capital options (Note 7 b)	2,503,966	2,286,890
Accumulated other comprehensive loss (Note 17)	(189,430)	(38,156)
Deficit	(21,984,931)	(14,295,911)
Total shareholders’ equity	488,707	7,900,113
Total liabilities and shareholders’ equity	$20,389,725	$20,034,541

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM STATEMENTS OF OPERATIONS,
 COMPREHENSIVE (LOSS) AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Periods Ended June 30		For the Six Month Periods Ended June 30
	2014	2013	2014	2013
Revenues
Licensed domestic product net sales	$2,463,309	$2,242,649	$4,739,693	$4,136,289
Other domestic product sales	1,220,104	729,183	1,954,882	1,828,345
International product sales	357,872	358,215	821,849	689,553
Royalty and licensing revenues	-	-	18,414	98,040
Total revenues (Notes11 and 14)	4,041,285	3,330,047	7,534,838	6,752,227

Cost of Sales
Licensor sales and distribution fees	1,636,895	1,473,246	3,049,938	2,761,725
Cost of products sold	350,600	365,578	696,464	823,341
Expired products	13,356	-	13,356	-
Total Cost of Sales	2,000,851	1,838,824	3,759,758	3,585,066
Gross Profit	2,040,434	1,491,223	3,775,080	3,167,161
Expenses
Selling, general and administrative (Notes 7b, 12 and 15)	2,409,678	2,507,117	5,632,339	5,456,721
Amortization of assets	296,574	334,487	586,926	664,059
Total operating expenses	2,706,252	2,841,604	6,219,265	6,120,780
Loss from operations	(665,818)	(1,350,381)	(2,444,185)	(2,953,619)

Non-operating income (expenses)
Gain (loss) on derivative instrument (Note 17)	(196,800)	-	3,200	-
Change in warrant liability (Note 7c)	(3,205,975)	466,566	(4,617,749)	(850,475)
Accretion expense (Note 6)	(34,409)	(22,984)	(65,526)	(47,229)
Interest income	166	1,242	538	1,967
Interest expense	(298,006)	(80,145)	(565,298)	(168,003)
Loss before tax	(4,400,842)	(985,702)	(7,689,020)	(4,017,359)
Deferred income tax recovery (Note 13)	-	-	-	(314,900)
Net loss for the period	$(4,400,842)	$(985,702)	$(7,689,020)	$(3,702,459)
Unrealized loss on derivative instrument, net of tax (Note 17)	(85,942)	-	(189,430)	-
Net loss and comprehensive loss for the period	(4,486,784)	(985,702)	(7,878,450)	(3,702,459)
Deficit, beginning of period	(17,584,089)	(10,440,313)	(14,295,911)	(7,723,556)
Deficit, end of period	$(21,984,931)	$(11,426,015)	$(21,984,931)	$(11,426,015)
Loss per share (Note 8) – Basic and diluted	$(0.09)	$(0.02)	$(0.15)	$(0.08)
Weighted Average Number of Common Shares – Basic and diluted	51,581,238	50,972,542	51,501,128	45,274,545

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

For the Periods Ended June 30,

	For Six Month Periods Ended
	2014	2013
Cash flows from (used in) operating activities
Net (loss)	$(7,689,020)	$(3,702,459)
Items not affecting cash:
Deferred income tax (recovery)	-	(314,900)
Amortization	598,789	673,579
Changes in warrant liability (Note 7c)	4,617,749	850,475
Stock-based compensation (Note 7b)	217,076	289,969
Accretion expense	65,526	47,229
Paid-in common shares for services (Note 7a)	211,812	-
Change in non-cash operating assets and liabilities (Note 9)	(337,439)	(2,042,686)
Cash flows (used in) operating activities	(2,315,507)	(4,198,793)
Cash flows from (used in) investing activities
Additions to property, plant and equipment	(6,525)	(19,996)
Payment of contingent liability	-	(460,000)
Increase in intangible assets	(222,727)	(6,780)
Cash flows (used in) investing activities	(229,252)	(486,776)
Cash flows from (used in) financing activities
Financing costs deferred	(128,181)	-
Long term debt issued (Note 6)	2,211,000	-
Units issued	-	4,662,700
Long term debt repayment	-	(663,939)
Share issuance costs	-	(428,857)
Cash flows from financing activities	2,082,819	3,569,904
Changes in cash and cash equivalents	(461,940)	(1,115,665)
Change in cash and cash equivalents due to changes in foreign exchange	(49,499)	152,466
Cash and cash equivalents, beginning of period	2,813,472	2,283,868
Cash and cash equivalents, end of period	$2,302,033	$1,320,669

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

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2014, and the results of its operations for the three and six month periods ended June 30, 2014 and 2013 and its cash flows for the six month periods ended June 30, 2014 and 2013.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

2.	Inventories

	June 30, 2014	December 31, 2013
Raw materials	$314,869	$236,444
Finished goods	368,516	418,635
Packaging materials	61,727	56,007
Work in process	313,787	333,745
	$1,058,899	$1,044,831

3.	Prepaid Expenses and Other Receivables

	June 30, 2014	December 31, 2013
Prepaid operating expenses	$186,455	$140,986
Deposits	-	18,825
Interest receivable on loan receivables	6,300	6,075
	$192,755	$165,886

4.	Property, Plant and Equipment

	June 30, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	285,342	332,912
Leasehold improvements	10,359	3,626	6,733
Office equipment	61,308	50,313	10,995
Manufacturing equipment	1,103,525	586,366	517,159
Warehouse equipment	17,085	17,071	14
Packaging equipment	111,270	56,919	54,351
Computer equipment	136,639	94,157	42,482
	$2,148,440	$1,093,794	$1,054,646

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	269,886	348,368
Leasehold improvements	10,359	2,590	7,769
Office equipment	61,308	48,299	13,009
Manufacturing equipment	1,103,525	576,862	526,663
Warehouse equipment	17,085	16,737	348
Packaging equipment	111,270	51,700	59,570
Computer equipment	130,114	85,922	44,192
	$2,141,915	$1,051,996	$1,089,919

5.	Intangible Assets

	June 30, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$304,850	$45,301	$259,549
Licensing asset	1,005,820	135,399	870,421
Licensing agreements	10,377,325	1,885,104	8,492,221
	$11,687,995	$2,065,804	$9,622,191

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$268,786	$39,562	$229,224
Licensing asset	1,005,820	96,713	909,107
Licensing agreements	10,004,000	1,425,158	8,578,842
	$11,278,606	$1,561,433	$9,717,173

Amortization expense of intangible assets for the three and six month periods ended June 30, 2014 was $252,185 and $504,371, respectively (2013 - $262,574 and $525,114, respectively).

The Company has patents pending of $148,265 at June 30, 2014 (December 31, 2013 - $112,902) and licensing agreements of $373,325 (December 31, 2013 - $nil) not currently being amortized.

6.	Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation entered into a credit agreement (the "Credit Agreement") pursuant to which the lenders party thereto provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 5, 2014.  SWK served as the agent under the Credit Agreement.  The Loan matures on August 8, 2018.

The Loan accrues interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,914. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.4612), at any time prior to February 4, 2021.

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

During the three and six month periods ended June 30, 2014, the Company accreted $34,409 and $65,526, respectively (2013 - $22,984 and $47,229, respectively) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the three and six month periods ended June 30, 2014, the Company also incurred US$116,169 ($128,425) in legal costs related to the additional US$2,000,000 ($2,211,000) Loan. These fees and costs were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three and six month periods ended June 30, 2014, the Company amortized $27,854 and $52,619, respectively (2013 – $38,795 and $92,762, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the six month period ended June 30, 2014, the Company made no principal payments (year ended December 31, 2013 - US$3,281,250 ($3,386,630)) and interest payments of US$471,000 ($502,829) (year ended December 31, 2013 – US$409,653 ($422,341)) under the MidCap Financial LLC (now repaid) and SWK loan agreements.  The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments		Interest Payments
2014	US$52,035	($55,553)	US$550,965	($588,210)
2015	US$721,460	($770,231)	US$1,041,040	($1,111,414)
2016	US$872,654	($931,645)	US$934,846	($998,042)
2017	US$1,001,370	($1,069,063)	US$806,130	($860,624)
2018	US$5,352,481	($5,714,309)	US$417,053	($445,246)

7.	Capital Stock

(a)	Common Shares

During the six month period ended June 30, 2014, the Company issued 500,000 common shares to a consultant for services and recorded $211,812 as paid-in common shares based on the fair market value of the common shares at the date of issuance.

	Number of Shares	Amount
Balance, December 31, 2013	51,081,238	$19,947,290
Common shares for services issued	500,000	211,812
Balance, June 30, 2014	51,581,238	$20,159,102

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

During the three and six month periods ended June 30, 2014, there were 29,740 and 1,327,985, respectively, options granted to officers, employees and a consultant of the Company (2013 – 723,750 and 1,006,250, respectively). The exercise price of 1,107,985 of these options is $0.40, with one-eighth vesting quarterly over two years on each of March 31, June 30, September 30 and December 31, in 2015 and 2016, upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.33 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.61%; and expected term of 5 years.

In addition, 200,000 options were granted with an exercise price of $0.42 and will fully vest on January 3, 2015 (Note 12). The grant date fair value of these options was estimated as $0.39 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.69%; and expected term of 5 years.

The remaining, 20,000 options were granted with an exercise price of $0.61, with 10,000 vesting on November 30, 2014 and the remaining 10,000 vesting over two years on each of March 31, June 30, September 30 and December 31, in 2015 and 2016.  The grant date fair value of these options was estimated as $0.52 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.50%; and expected term of 5 years.

For the three and six month periods ended June 30, 2014, the Company recorded $99,944 and $217,076, respectively (2013 – $115,482 and $289,969, respectively) as compensation expense for options issued to directors, officers and employees based on continuous service.  Included in this amount is $16,222 and $36,444 for options issued to a consultant for service (Note 12). This expense was recorded as selling, general and administrative expense on the condensed interim statements of operations, comprehensive loss and deficit.  Due to termination of employment and non-achievement of performance-based awards, 13,750 options were removed from the number of options issued during the six month period ended June 30, 2014 (year ended December 31, 2013 – 560,917).

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2013	$2,286,890
Expense recognized for options issued to employees	100,910
Expense recognized for options issued to consultants	16,222
Balance, March 31, 2014	2,404,022
Expense recognized for options issued to employees	79,722
Expense recognized for options issued to consultants	20,222
Balance, June 30, 2014	$2,503,966

The total number of options outstanding as at June 30, 2014 was 5,139,070 (December 31, 2013 – 3,824,835).  The weighted average grant date fair value of the options granted during the three and six month periods ended June 30, 2014, was $0.52 and $0.34 (2013 - $0.48 and $0.48, respectively).

The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 5,158,124 as at June 30, 2014 (December 31, 2013 – 5,108,124).

(c)	Warrants

As at June 30, 2014, the following warrants were outstanding:

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Fair Value at June 30, 2014	Fair Value at December 31, 2013
May 11, 2017	750,000	US$0.43 ($0.46)	$441,986	$223,356
February 27, 2015	4,429,688	US$0.50 ($0.53)	$1,659,926	$518,256
February 27, 2018	4,429,687	US$0.60 ($0.64)	$3,026,646	$1,286,216
March 5, 2015	1,253,000	US$0.50 ($0.53)	$472,209	$146,596
March 5, 2018	1,253,000	US$0.60 ($0.64)	$856,130	$363,825
March 11, 2015	343,750	US$0.50 ($0.53)	$130,281	$49,723
March 11, 2018	343,750	US$0.60 ($0.64)	$234,872	$99,812
August 8, 2018	755,794	US$0.5954 ($0.6356)	$547,068	$245,982
September 20, 2018	108,696	US$0.55 ($0.59)	$75,661	$32,948
February 4, 2021	347,222	US$0.4320 ($0.4612)	$260,598	$-
	14,014,587	US$0.55 ($0.59)	$7,705,377	$2,966,714

In connection with the additional US$2,000,000 ($2,211,000) loan, the Company issued SWK 347,222 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.4612), at any time prior to February 5, 2021. The fair value of the warrant liability at the date of grant was $120,914 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 117%; risk free interest rate of 1.85%; and expected term of 7 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity.  As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim statements of operations, comprehensive loss and deficit.  The Company treated the compensation warrants as a liability upon their issuance.

As at June 30, 2014, the fair value of the warrant liability of $7,705,377 (December 31, 2013 - $2,966,714) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (December 31, 2013 – 0%) expected volatility of 113% (December 31, 2013 – 114%) risk-free interest rate of 1.4% (December 31, 2013 – 1.58%) and expected term of 2.55 years (December 31, 2013 – 2.94 years).

8.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period.  The diluted loss per share is not computed when the effect of such calculation is anti-dilutive.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Potentially dilutive securities, which were not included in diluted weighted average shares for the three and six month periods ended June 30, 2014 and June 30, 2013, consist of outstanding stock options (5,139,070 and 4,183,752, respectively) and outstanding warrant grants (14,014,587 and 12,802,875, respectively).

The following table sets forth the computation of (loss) per share:

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
Numerator:	2014	2013	2014	2013
Net (loss) available to common shareholders	$(4,400,842)	$(985,702)	$(7,689,020)	$(3,702,459)
Denominator:
Weighted average number of common shares	51,581,238	50,972,542	51,501,128	45,274,545
Effect of dilutive common shares	-	-	-	-
Diluted weighted average number of common shares outstanding	51,581,238	50,972,542	51,501,128	45,274,545
(Loss) per share – basic and diluted	$(0.09)	$(0.02)	$(0.15)	$(0.08)

9.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Six Months Ended June 30
	2014	2013
Accounts receivable	$(1,355,477)	$114,198
Inventories	(14,068)	120,378
Prepaid expenses and other receivables	(26,869)	(109,939)
Taxes recoverable	473,078	(143,483)
Accounts payable and accrued liabilities	585,897	(1,554,688)
	$(337,439)	(2,042,686)

Included in accounts payable and accrued liabilities at the end of the six month period ended June 30, 2014, is an amount related to patents and licenses of $18,599 (December 31, 2013 - $14,365), an amount related to computer equipment of $695 (December 31, 2013 - $nil) and an amount related to license fees of $186,663 (€125,000) (December 31, 2013 - $nil).

During the six month period ended June 30, 2014, there was $502,829 (2013 - $168,003) in interest paid and $nil in taxes paid (2013 – $nil).

During the six month period ended June 30, 2014, there was $65,526 (2013 - $92,762) of non-cash debt issuance costs (see Note 6) expensed as amortization of assets.

During the six month period ended June 30, 2014, warrants were issued and valued at $120,914 in regards to the additional USD$2,000,000 ($2,211,000) advanced under the Credit Agreement (see Note 6).

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

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Products. The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the U.S. The Company shall pay US$5,000,000 ($5,338,000) to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the U.S.

On November 9, 2010, the Company signed a license agreement (the "License Agreement") with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the License Agreement and on September 30, 2012 executed the second amendment to the License Agreement. Aggregate payments of US$1,000,000 ($1,005,820) were issued under this agreement, which included an upfront payment to Nautilus upon the execution of the agreement an amount payable upon the first commercial sale of the product.  These payments have been included in intangible assets and will be amortized over the life of the License Agreement.  Up to US$6,000,000 ($6,405,600) in additional one-time performance based sales milestones, based on a maximum of six different sales tiers, are payable over time, due upon achieving annual net sales ranging from US$2,500,000 ($2,669,000) to US$20,000,000 ($21,352,000) in the first year of the achievement of the applicable milestone.  Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

On December 30, 2011, the Company signed a license agreement to commercialize MycoVa in Canada. As of June 30, 2014, this product has not been filed with Health Canada and to-date no upfront payments have been paid. Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000. Upon Health Canada approval the Company shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000. Royalties are payable at rates ranging from 20% to 25% of net sales.

On May 13, 2014, the Company entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of Allergic Rhinitis and Chronic Idiopathic Urticaria (hives) in Canada. The exclusive license is inclusive of prescription and non-prescription rights for bilastine, as well as adult and paediatric presentations in Canada. Sales of bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($373,325) divided into two equal payments, one on signing €125,000 (($186,663) paid) and the second payment due before December 31, 2014 (€125,000 ($186,663) accrued at June 30, 2014). These payments have been included in intangible assets and will be amortized over the life of the license agreement.  Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones of up to $3,643,525 (€1,466,600 ($2,143,525) and $1,500,000) are payable over time, beginning with an approval for bilastine from Health Canada. Thereafter, milestones are payable upon attainment of cumulative net sales targets, up to net sales of $60,000,000.

(b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officer or executive shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $854,616 as of June 30, 2014 (December 31, 2013 - $792,200) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $1,909,616 (based on current base salaries).

11.           Significant Customers

During the three month period ended June 30, 2014, the Company had three significant wholesale customers (2013 – two) that represented 68.9% (2013 – 55.0%) of product sales.

During the six month period ended June 30, 2014, the Company had three (2013 – two) significant wholesale customers that represented 67.4% (2013 – 57.5%) of product sales.

The Company believes that its relationship with these customers is satisfactory.

12.           Related Party Transactions

During the three and six month periods ended June 30, 2014 the Company granted nil and 200,000 stock options,  respectively, as payment for services in 2014 to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three and six month periods ended June 30, 2014, the Company recorded $20,222 and $36,444, respectively as a non-cash expense.  During the three and six month periods ended June 30, 2013 the Company recorded and paid to LMT an aggregate of $18,000 and $36,000, respectively. These amounts have been recorded as selling, general and administrative expense in the condensed interim statements of operations, comprehensive (loss) and deficit.

13.          Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the six month periods ended June 30, 2014 and 2013. The Company has non-capital loss carry-forwards at June 30, 2014 totaling approximately $12,972,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2014 and 2034.  The cumulative carry-forward pool of SR&ED expenditures as at June 30, 2014, that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at June 30, 2014 was $341,300.

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

Revenue for the three and six month periods ended June 30, 2014 and 2013 includes products sold in Canada and international sales of products.  Revenue earned is as follows:

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
Product sales:	2014	2013	2014	2013
Domestic sales	$3,676,588	$2,959,865	$6,676,500	$5,941,784
International sales	357,872	358,215	821,849	689,552
Other revenue	6,825	11,967	18,075	22,851
Total	$4,041,285	$3,330,047	$7,516,424	$6,654,187

Royalty revenues	$-	$-	$18,414	$98,040
Total revenues	$4,041,285	$3,330,047	$7,534,838	$6,752,227

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses throughout most countries in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey, Egypt, Hong Kong and the United Arab Emirates. The operations reflected in the condensed interim statements of operations, comprehensive (loss) and deficit includes the Company’s activity in these markets.

15.           Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at June 30, 2014, the Company held cash of $987,955 (US$771,927 and €112,108) in denominations other than in Canadian dollars (December 31, 2013 - $1,211,602 (US$1,134,686 and €747)); had accounts receivables of $320,233 (US$81,998 and €159,214) denominated in foreign currencies (December 31, 2013 - $258,027 (US$51,395 and €138,964); had accounts payable and accrued liabilities of $235,258 (US$48,482 and €125,555) denominated in foreign currencies (December 31, 2013 – $115,373 (US$72,693 and €25,969)); warrant liability of $7,705,377 (US$7,217,476) (December 31, 2013 - $2,966,714 (US$2,789,315)); and long term debt of $8,540,800 (US$8,000,000) (December 31, 2013 - $6,381,600 (US$6,000,000)). For the three and six month periods ended June 30, 2014, the Company had a foreign currency gain (loss) of $(10,506) and $185,559, respectively (2013 – loss of $27,804 and $96,264, respectively). These amounts have been included in selling, general and administrative expenses in the condensed interim statements of operations, comprehensive (loss) and deficit.

16.           Financial Instruments

                 (a)   Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, accounts payables and accrued liabilities are a reasonable estimate of their fair values because of the short maturity of these instruments.

Warrant liability and other current liability are financial liabilities where fluctuations in market rates will affect the fair value of these financial instruments.  The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:

Level 1: quoted prices in active markets for identical assets or liabilities.

Level 2: other techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly.

Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.

Cash equivalents, warrant liability and other current liability are classified as Level 2 financial instruments within the fair value hierarchy.

                 (b)   Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due.  The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations.  The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions.  As at June 30, 2014, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

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

                 (c)   Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $1,963,057 (December 31, 2013 - $607,580). This amount is the total of the following financial assets: accounts receivable and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

As at June 30, 2014, the Company had two customers which made up 58.1% of the outstanding accounts receivable in comparison to three customers which made up 38.4% at December 31, 2013. As at June 30, 2014, all outstanding accounts receivable were related to product sales, of which $1,136,912 or 58.1% was related to two wholesale accounts.  As at December 31, 2013 all outstanding accounts receivables were related to product sales, of which $63,722 or 10.8% were related to one wholesale account and $163,220 or 27.6% was related to two international customers.

                (d)   Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which exposes the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at June 30, 2014, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $400,000 and would increase/decrease both interest expense and net loss by approximately $28,300 for the six month period ended June 30, 2014.

                (e)   Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. At June 30, 2014, the Company had an outstanding long term debt balance of US$8,000,000 ($8,540,800), which bears interest annually at a rate of 11.5% plus the Libor Rate with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates. For the six month period ended June 30, 2014, a 1% increase in interest rates would increase interest expense and net loss by approximately $42,700. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

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

During the three and six month periods ended June 30, 2014, the Company entered into foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses related to its loan obligation denominated in United States Dollars. The notional principal of the foreign currency call option to purchase US$6,000,000 was $6,603,000 at July 31, 2014.

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

The Company has determined the foreign currency call option to be Level 2. The fair value of the foreign currency call option at June 30, 2014 was a loss of $189,430 (December 31, 2013 – a loss of $38,156), and is reported in other current liability in the accompanying balance sheets. During the three month period ended June 30, 2014, the Company recognized a loss on the settled foreign exchange contract of $196,800 (2013 $nil). For the six month periods ended June 30, 2014, the Company recognized a gain on the settled foreign exchange contract of $3,200 (2013 - $nil).

At June 30, 2014 and December 31, 2013, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2014		December 31, 2013
	Notional Principal	Fair Value	Notional Principal	Fair Value

Foreign currency sold – call options	USD $6,000,000	$(189,430)	USD $5,000,000	$(38,156)

The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2014 and December 31, 2013, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2014 and December 31, 2013. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

18.           Subsequent Events

On July 15, 2014, the Company completed a public offering (“Offering”) in which 42,895,000 units (“Unit”) were issued at a price of $0.70 per Unit for gross proceeds of $30,026,500. Each Unit consisted of one common share and one-half of one common share purchase warrant (each whole warrant being referred to as a “Warrant”). Each whole Warrant entitles the holder to acquire one common share of the Company at a price per share of $0.90 for a period of twenty-four (24) months following the issuance thereof.

In connection with the Offering, the syndicate of underwriters received a cash commission of $2,251,988, equal to 7.5% of the gross proceeds raised under the Offering, and 3,217,125 non-transferable broker warrants.  Each broker warrant is exercisable into one Unit of the Company at a price per Unit of $0.70 for a period of (twenty-four) 24 months from the closing of the Offering.

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

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,914. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.4612), at any time prior to February 5, 2021.

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

During the three and six month periods ended June 30, 2014, the Company accreted $34,400 and $65,500, respectively (2013 - $23,000 and $47,200, respectively) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the three and six month periods ended June 30, 2014, the Company also incurred US$116,200 ($128,400) in legal costs related to the additional US$2,000,000 ($2,211,000) Loan. These fees and costs were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three and six month periods ended June 30, 2014, the Company amortized $27,900 and $52,600, respectively (2013 – $38,800 and $92,800, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the six month period ended June 30, 2014, the Company made no principal payments (year ended December 31, 2013 - US$3,281,300 ($3,386,600)) and interest payments of US$471,000 ($502,800) (year ended December 31, 2013 – US$409,700 ($422,300)) under the MidCap Financial LLC (now repaid) and SWK loan agreements.  The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments		Interest Payments
2014	US $52,000	($55,600)	US $551,000	($588,200)
2015	US $721,500	($770,200)	US $1,041,000	($1,111,400)
2016	US $872,700	($931,6400)	US $934,900	($998,000)
2017	US $1,001,400	($1,069,100)	US $806,100	($860,600)
2018	US $5,352,500	($5,714,300)	US $417,100	($445,200)

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

OVERVIEW

The second quarter of 2014 ending June 30, 2014 was highlighted by the following events:

●	Total revenues grew by 21.4% in Q2 2014 compared to Q2 2013.

●
Licensed domestic product net sales, which includes the Company’s promoted products Soriatane® and Bezalip SR®, increased 9.8% in the three month period ended June 30, 2014 compared to the same period in 2013.

●	Other domestic product sales increased 67.3% in the three month period ended June 30, 2014 compared to the same period in 2013 primarily based on the growth of Cambia sales during this period.

●
IMS Health, an audited third party provider of sales data, reported a 27.0% increase in total prescriptions written for Cambia® during the three months ended June 30, 2014 compared to the three months ended March 31, 2014.

●
On May 13, 2014 Tribute and Faes Farma, S.A. (BME:FAE), a Spanish pharmaceutical company, announced the signing of a license agreement for the exclusive right to sell Faes’ proprietary product bilastine a product for the treatment of Allergic Rhinitis and Chronic Idiopathic Urticaria (hives) in Canada.

●	On May 23, 2014 Tribute received approval to list its common shares on the TSX Venture Exchange (TSX-V) and on May 27, 2014, the Company started trading under the symbol TRX.

●
On July 15, 2014, subsequent to the quarter ended June 30, 2014, Tribute completed a public offering in which 42,895,000 units were issued at a price of $0.70 per unit for gross proceeds of $30,026,500.

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Total revenues for the three month period ended June 30, 2014 increased by 21.4% to $4,041,300 compared to $3,330,000 in 2013. The increase in revenue was attributable to an increase in licensed domestic product net sales of $220,700 or 9.8% and other domestic product sales of $490,900 or 67.3%.

For the six month period ended June 30, 2014 total revenues increased by 11.6% to $7,534,800 compared to $6,752,200 in 2013. The increase in revenue was attributable to an increase in licensed domestic product net sales of $603,400 or 14.6%, an increase in other domestic product sales of $126,500 or 6.9% and an increase in international product sales of $132,300 or 19.2%. Serving as a partial offset was a decrease in royalty and licensing revenues of $79,600.

The net loss before taxes for the three month period ended June 30, 2014 was $4,400,800 compared to a loss of $985,700 for the same period in the prior year.

Main factors decreasing the net loss for three month period ended June 30, 2014 compared to the same period in the prior year include:

●	Increased gross profit of $549,200 or 36.8%;
●	Decrease in selling, general and administrative expenses of $97,400; and
●	A decrease in amortization of $37,900.

Factors increasing the net loss for three month period ended June 30, 2014 compared to the same period in the prior year include:

●	Loss on derivative instrument of $196,800;
●	An increase in the warrant liability (non-cash) of $3,672,500;
●	An increase in accretion expense of $11,400; and
●	An increase in interest expense net of interest income of $218,900.

The net loss before taxes for the six month period ended June 30, 2014 was $7,689,000 compared to a loss of $4,017,400 for the same period in the prior year.

Main factors decreasing the net loss for six month period ended June 30, 2014 compared to the same period in the prior year include:

●	Increased gross profit of $607,900 or 19.2%;
●	A decrease in amortization of $77,100; and
●	Gain on derivative instrument of $3,200

Factors increasing the net loss for six month period ended June 30, 2014 compared to the same period in the prior year include:

●	Increase in selling, general and administrative expenses of $175,600;
●	An increase in the warrant liability (non-cash) of $3,767,300;
●	An increase in accretion expense of $18,300; and
●	An increase in interest expense net of interest income of $398,700.

Gross Profit and Cost of Sales

Gross profit for the three month period ended June 30, 2014 was $2,040,400, higher by 36.8%, or $549,200 compared to the same period in the prior year. Underlying improvements in gross profit for the three month period ended June 30, 2014 resulted from an increase in gross profit of $57,000 from licensed domestic product net sales and an increase of $492,200 from other domestic product sales and international product sales primarily based on the growth of Cambia sales during this period.

Gross profit for the six month period ended June 30, 2014 was $3,775,100, higher by 19.2%, or $607,900 compared to the same period in the prior year. Underlying improvements in gross profit for the six month period ended June 30, 2014 resulted from an increase in gross profit of $315,200 from licensed domestic product net sales and an increase of $372,400 from other domestic product sales and international product sales. Serving as a partial offset was a decrease in royalty and licensing revenues of $79,600.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the for the three month period ended June 30, 2014 were $2,409,700 compared to $2,507,100 for the same period in 2013. The decrease of $97,400 or 3.9% is primarily due to foreign exchange gains in the quarter partially offset by a continued investment in the Company’s sales force and marketing expenses to grow its existing products, plus an increase in business development activities including $41,400 related to a Bezalip SR® filing in the U.S. and $42,400 related to recently licensed bilastine. Included in the reduced selling, general and administrative expenses was a decrease of $15,600 for the three month period ended June 30, 2014 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (June 30, 2014 - $99,900 compared to June 30, 2013 - $115,500).

Selling, general and administrative expenses for the for the six month period ended June 30, 2014 were $5,632,300 compared to $5,456,700 for the same period in 2013. The increase of $175,600 or 3.2% related to continued investment in the Company’s sales force and marketing expenses to grow its existing products, plus an increase in business development activities including $286,500 related to a Bezalip SR® filing in the U.S. and $65,100 related to recently licensed bilastine. Serving as a partial offset is a decrease of $72,900 for the six month period ended June 30, 2014 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (June 30, 2014 - $217,100 compared to June 30, 2013 - $290,000).

Loss from Operations

The loss from operations for the three month period ended June 30, 2014 was $665,800 compared to the same period in 2013 of $1,350,400, a decrease of $684,600 or 50.7%. The decrease in the loss from operations relates to increased gross profit of $549,200, lower selling, general and administrative expenses $97,400 and decreased amortization of $37,900.

The loss from operations for the six month period ended June 30, 2014 was $2,444,200 compared to the same period in 2013 of $2,953,600, a decrease of $509,400 or 17.3%. The decrease in the loss from operations is mainly attributable to a higher gross profit of $607,900 and lower amortization of $77,100 and higher selling, general and administrative expenses of $175,600.

Warrant Liability

The revaluation of the warrants liability for the three month period ended June 31, 2014, resulted in an increase in the warrant expense (non-cash) of $3,206,000 (June 30, 2013 - $466,600 credit). The increase primarily relates to a private placement in 2013 of approximately $4.6 million of units of the Company’s equity securities. Since the warrants are denominated in U.S. dollars and the Company’s functional currency is in Canadian dollars, the fair market value of the warrants fluctuates from period to period. The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar.

For the six month period ended June 30, 2014 the revaluation of the warrant liability resulted in an increase in the warrant expense (non-cash) of $4,617,700 (June 30, 2013 - $850,500).  The increase primarily relates to the private placement of approximately $4.6 million completed in the first quarter of 2013.

Interest and Other Income

Interest and other income for the three month period ended June 30, 2014 was $200 (2013 - $1,200). These amounts include interest received on short-term investments for both 2014 and 2013. During the six month period ended June 30, 2014 interest and other income was $500 (2013 - $2,000).

Deferred Income Tax Recovery

During the three month period ended June 30, 2014 the Company recorded a deferred income tax recovery of $0 related to tax assets not previously recognized (2013 –$0). The Company expects to be able to use its deferred tax assets to offset the tax liability acquired. For the six month period ended June 30, 2014 the Company recorded deferred income tax recovery of $0 related to tax assets not previously recognized (2013 –$314,900).

Net Income (Loss)

The net loss for the three month period ended June 30, 2014 was $4,400,800, compared to a net loss of $985,700 for the same period in the prior year or an increase of $3,415,100 or 346.5%. This equates to a loss of $(0.09) per share compared to a loss of $(0.02) per share for the same period in 2013.  The increase primarily relates to an increase in the warrant expense (non-cash) of $3,672,500.

The net loss for the six month period ended June 30, 2014 was $7,689,000, compared to a net loss of $3,702,500 for the same period in the prior year or an increase of $3,986,600 or 107.7%. This equates to a loss of $(0.15) per share compared to a loss of $(0.08) per share for the same period in 2013. The increase primarily relates to an increase in the warrant expense (non-cash) of $3,767,300.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $2,302,000 at June 30, 2014 compared to $2,813,500 at December 31, 2013.

Cash used by operations for the six month period ended June 30, 2014 was $2,315,500 (2013 - $4,198,800) mainly as a result the continued investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing initiatives for Cambia, as well as an increase in business development activities including fees related to Bezalip SR® in the U.S and recently licensed bilastine.  Also included are changes in non-cash operating assets and liabilities, which increased to $337,400 for the same period (2013 - $2,042,700 increase).

Cash used in investing activities for the six month period ended June 30, 2014 was $229,300 (2013 - $486,800).

Cash provided by financing activities for the six month period ended June 30, 2014 was $2,082,800 (2013 - $3,569,900).

On February 4, 2014, pursuant to the terms of the Credit Agreement, SWK advanced the Company the remaining US$2,000,000 in funds available to the Company pursuant to the Credit Agreement. All terms under the Credit Agreement apply to the additional funds. On the closing date of the second advance of funds ("Second Closing Date"), the Company issued the Lender a warrant to purchase 347,222 common shares of the Company (the "Subsequent Loan Warrant"). The Subsequent Loan Warrant is exercisable for a period of seven years from the Second Closing Date at an exercise price of US$0.432 ($0.4612). The Lender may exercise the Subsequent Loan Warrant on a cashless basis at any time. In the event the Lender exercises the Subsequent Loan Warrant on a cashless basis the Company will not receive any proceeds. The exercise price of the Subsequent Loan Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. For further information on the terms of the Credit Agreement refer to the Company’s Form 8-K filed on February 10, 2014.

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

RELATED PARTY TRANSACTIONS

During the three and six month periods ended June 30, 2014 the Company granted nil and 200,000 stock options, respectively, as payment for services in 2014 to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three and six month periods ended June 30, 2014, the Company recorded $20,200 and $36,400, respectively as a non-cash expense.  During the three and six month periods ended June 30, 2013 the Company recorded and paid to LMT an aggregate of $18,000 and $36,000, respectively. These amounts have been recorded as selling, general and administrative expense in the condensed statements of operations and comprehensive (loss).

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2014, the Company had three significant wholesale customers (2013 – two) that represented 68.9% (2013 – 55.0%) of product sales.

During the six month period ended June 30, 2014, the Company had three significant wholesale customers that represented 67.4% of product sales (2013 – 57.5% (two major wholesalers)).

SUBSEQUENT EVENTS

On July 15, 2014, the Company completed a public offering (“Offering”) in which 42,895,000 units (“Unit”) were issued at a price of $0.70 per Unit for gross proceeds of $30,026,500. Each Unit consisted of one common share and one-half of one common share purchase warrant (each whole warrant being referred to as a “Warrant”). Each whole Warrant entitles the holder to acquire one common share of the Company at a price per share of $0.90 for a period of twenty-four (24) months following the issuance thereof.

In connection with the Offering, the syndicate of underwriters received a cash commission of $2,251,988, equal to 7.5% of the gross proceeds raised under the Offering, and 3,217,125 non-transferable broker warrants.  Each broker warrant is exercisable into one Unit of the Company at a price per Unit of $0.70 for a period of (twenty-four) 24 months from the closing of the Offering.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended June 30, 2014, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
                                                                                            .
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