Form 10-Q
period 2014-09-30
Tribute Pharmaceuticals Canada Inc.
filed 2014-11-10
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
Or

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

The number of outstanding common shares, no par value, of the Registrant at: September 30, 2014: 94,476,238

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at September 30, 2014	As at December 31, 2013
ASSETS
Current
Cash and cash equivalents	$28,725,849	$2,813,472
Accounts receivable, net of allowance of $nil (2013 - $nil) (Note 16 d)	1,922,835	591,766
Inventories (Note 2)	857,206	1,044,831
Taxes recoverable	47,481	651,791
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 3)	232,461	165,886
Current portion of debt issuance costs, net (Note 6)	121,992	91,100
Other current asset (Note 17)	13,158	-
Total current assets	31,936,796	5,374,660
Property, plant and equipment, net (Note 4)	1,026,008	1,089,919
Intangible assets, net (Note 5)	9,378,881	9,717,173
Goodwill	3,599,077	3,599,077
Debt issuance costs, net (Note 6)	286,925	253,712
Total assets	$46,227,687	$20,034,541

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,340,542	$3,284,756
Current portion of long term debt (Note 6)	737,263	204,700
Warrant liability (Note 7 c)	3,250,811	2,966,714
Other current liability (Note 17)	-	38,156
Total current liabilities	7,328,616	6,494,326
Long term debt (Note 6)	7,645,299	5,640,102
Total liabilities	14,973,915	12,134,428
Contingencies and commitments (Notes 6 and 10)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 7 a)
Common shares 94,476,238 (2013 – 51,081,238)	41,189,440	19,947,290
Additional paid-in capital options (Note 7 b)	2,646,881	2,286,890
Warrants (Note 7 c)	6,347,349	-
Accumulated other comprehensive income (loss) (Note 17)	13,158	(38,156)
Deficit	(18,943,056)	(14,295,911)
Total shareholders’ equity	31,253,772	7,900,113
Total liabilities and shareholders’ equity	$46,227,687	$20,034,541

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM STATEMENTS OF OPERATIONS,
COMPREHENSIVE INCOME (LOSS) AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Periods Ended September 30		For the Nine Month Periods Ended September 30
	2014	2013	2014	2013
Revenues
Licensed domestic product net sales	$2,381,710	2,242,333	7,121,403	6,378,621
Other domestic product sales	991,053	790,362	2,945,936	2,618,710
International product sales	496,153	347,551	1,318,002	1,037,103
Royalty and licensing revenues	-	99,884	18,414	197,924
Total revenues (Notes 11 and 14)	3,868,916	3,480,130	11,403,755	10,232,358

Cost of Sales
Licensor sales and distribution fees	1,525,103	1,501,243	4,457,240	4,262,968
Cost of products sold	438,104	389,105	1,252,370	1,212,448
Expired products	25,228	20,253	38,584	20,253
Total Cost of Sales	1,988,435	1,910,601	5,748,194	5,495,669
Gross Profit	1,880,481	1,569,529	5,655,561	4,736,689

Expenses
Selling, general and administrative (Notes 7 b, 12 and 15)	2,529,534	2,224,457	8,161,873	7,681,179
Amortization of assets	296,723	313,635	883,649	977,693
Total operating expenses	2,826,257	2,538,092	9,045,522	8,658,872
Income (loss) from operations	(945,776)	(968,563)	(3,389,961)	(3,922,183)

Non-operating income (expenses)
(Loss) on derivative instrument (Note 17)	(184,113)	-	(180,913)	-
Change in warrant liability (Note 7 c)	4,454,565	(660,325)	(163,184)	(1,510,800)
Accretion expense (Note 6)	(36,738)	(20,895)	(102,264)	(68,123)
Loss on disposal of intangible asset		(161,200)	-	(161,200)
Loss on extinguishment of loan		(620,835)	-	(620,835)
Interest income	57,550	268	58,088	2,235
Interest expense	(303,613)	(152,026)	(868,911)	(320,029)
Income (loss) before tax	3,041,875	(2,583,576)	(4,647,145)	(6,600,935)
Deferred income tax recovery (Note 13)	-	-	-	314,900
Net income (loss) for the period	$3,041,875	(2,583,576)	(4,647,145)	(6,286,035)
Unrealized gain on derivative instrument, net of tax (Note 17)	13,158	-	13,158	-
Net income (loss) and comprehensive income (loss) for the period	3,055,033	(2,583,576)	(4,633,987)	(6,286,035)

Deficit, beginning of period	(21,984,931)	(11,426,015)	(14,295,911)	(7,723,556)
Deficit, end of period	$(18,943,056)	(14,009,591)	(18,943,056)	(14,009,591)
Earnings (loss) per share (Note 8) – Basic and diluted	$0.03	(0.05)	(0.07)	(0.13)
Weighted Average Number of Common Shares – Basic	87,948,738	50,985,538	64,283,839	48,525,136
Weighted Average Number of Common Shares - Diluted	88,392,327	50,985,538	64,283,839	48,525,136

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)

For the Periods Ended September 30

	For Nine Month Periods Ended
	2014	2013
Cash flows from (used in) operating activities
Net (loss)	$(4,647,145)	$(6,286,035)
Items not affecting cash:
Deferred income tax (recovery)	-	(314,900)
Amortization	909,311	995,758
Changes in warrant liability (Note 7 c)	163,183	1,510,800
Loss on extinguishment of loan	-	620,835
Loss on disposal of intangible asset	-	161,200
Stock-based compensation (Note 7 b)	359,992	428,482
Accretion expense	102,264	68,124
Paid-in common shares for services (Note 7 a)	211,812	-
Change in non-cash operating assets and liabilities (Note 9)	(736,585)	(2,629,186)
Cash flows (used in) operating activities	(3,637,168)	(5,444,922)

Cash flows from (used in) investing activities
Additions to property, plant and equipment	(6,525)	(25,562)
Payment of contingent liability	-	(460,000)
Increase in intangible assets	(231,620)	(13,180)
Cash flows (used in) investing activities	(238,145)	(498,742)

Cash flows from (used in) financing activities
Financing costs deferred	(128,181)	(305,227)
Long term debt issued (Note 6)	2,211,000	6,084,437
Units issued	30,026,500	4,713,787
Long term debt repayment	-	(3,386,630)
Debt extinguishment costs	-	(348,420)
Share issuance costs	(2,648,813)	(433,871)
Cash flows from financing activities	29,460,506	6,324,076

Changes in cash and cash equivalents	25,585,193	380,412
Change in cash and cash equivalents due to changes in foreign exchange	327,184	84,954
Cash and cash equivalents, beginning of period	2,813,472	2,283,868
Cash and cash equivalents, end of period	$28,725,849	$2,749,234

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)
1.	Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements for Tribute Pharmaceuticals Canada Inc.’s ("Tribute" or the "Company") most recently completed fiscal year ended December 31, 2013. These unaudited condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2013, except when disclosed below.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2014, and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013 and its cash flows for the nine month periods ended September 30, 2014 and 2013. Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

2.	Inventories

	September 30, 2014	December 31, 2013
Raw materials	$256,492	$236,444
Finished goods	330,779	418,635
Packaging materials	54,042	56,007
Work in process	215,893	333,745
	$857,206	$1,044,831

3.	Prepaid Expenses and Other Receivables

	September 30, 2014	December 31, 2013
Prepaid operating expenses	$225,711	$140,986
Deposits	-	18,825
Interest receivable on loan receivables	6,750	6,075
	$232,461	$165,886

4.	Property, Plant and Equipment

	September 30, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	293,070	325,184
Leasehold improvements	10,359	4,144	6,215
Office equipment	61,308	51,224	10,084
Manufacturing equipment	1,103,525	598,204	505,321
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	60,314	50,956
Computer equipment	136,639	98,391	38,248
	$2,148,440	$1,122,432	$1,026,008

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	269,886	348,368
Leasehold improvements	10,359	2,590	7,769
Office equipment	61,308	48,299	13,009
Manufacturing equipment	1,103,525	576,862	526,663
Warehouse equipment	17,085	16,737	348
Packaging equipment	111,270	51,700	59,570
Computer equipment	130,114	85,922	44,192
	$2,141,915	$1,051,996	$1,089,919

5.	Intangible Assets

	September 30, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$313,743	$48,188	$265,555
Licensing asset	1,005,820	154,742	851,078
Licensing agreements	10,377,325	2,115,077	8,262,248
	$11,696,888	$2,318,007	$9,378,881

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$268,786	$39,562	$229,224
Licensing asset	1,005,820	96,713	909,107
Licensing agreements	10,004,000	1,425,158	8,578,842
	$11,278,606	$1,561,433	$9,717,173

Amortization expense of intangible assets for the three and nine month periods ended September 30, 2014 was $252,203 and $756,574, respectively (2013 - $260,852 and $785,966, respectively).
The Company has patents pending of $156,909 at September 30, 2014 (December 31, 2013 - $112,902) and licensing agreements of $373,325 (December 31, 2013 - $nil) not currently being amortized.

6.	Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the "Credit Agreement") with the Company and SWK pursuant thereto, provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014. SWK served as the agent under the Credit Agreement. The Loan matures on August 8, 2018. Subsequent to September 30, 2014 the Company entered into an amendment to the Credit Agreement (the "Amended Credit Agreement"). See Note 18.

The Loan accrues interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that the minimum interest rate is 13.5%. In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,914. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.4612), at any time on or prior to February 4, 2021.

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

During the three and nine month periods ended September 30, 2014, the Company accreted $36,738 and $102,264, respectively (2013 - $20,895 and $68,123, respectively) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive income (loss) and deficit.

During the nine month period ended September 30, 2014, the Company also incurred US$116,169 ($128,425) in legal costs related to the additional US$2,000,000 ($2,211,000) Loan. These fees and costs were classified as debt issuance costs on the balance sheet. These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method. During the three and nine month periods ended September 30, 2014, the Company amortized $29,682 and $82,301, respectively (2013 – $31,263 and $137,092, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive income (loss) and deficit.

During the nine month period ended September 30, 2014, the Company made no principal payments (year ended December 31, 2013 - US$3,281,250 ($3,386,630)) and interest payments of US$747,000 ($803,393) (year ended December 31, 2013 – US$409,653 ($422,341)) under the previous MidCap Financial LLC loan agreement (now repaid) and SWK loan agreements. The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments	Interest Payments
2014	US$52,035 ($58,321)	US$274,965 ($308,181)
2015	US$721,460 ($808,612)	US$1,041,040 ($1,166,798)
2016	US$872,654 ($978,071)	US$934,846 ($1,047,775)
2017	US$1,001,370 ($1,122,335)	US$806,130 ($903,511)
2018	US$5,352,481 ($5,999,061)	US$417,053 ($467,433)

7.	Capital Stock

(a)	Common Shares

During the three and nine month periods ended September 30, 2014, the Company completed a public offering in which 42,895,000 units ("Units") were issued at a price of $0.70 per Unit for gross proceeds of $30,026,500. Each Unit consisted of one common share of the Company’s stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share of the Company at a price per share of $0.90 at any time on or before July 15, 2016. As part of the public offering, the Company issued 21,447,500 common share purchase warrants to the purchasers.

In connection with the public offering, the Company paid cash commissions to the syndicate of underwriters of $2,251,988 and issued an aggregate of 3,217,125 non-transferable broker units. See Note 7 (c). Each broker unit entitles the holder to purchase one Unit at an exercise price of $0.70 at any time on or before July 15, 2016. Total other issuance costs associated with the public offering were $396,826.

During the nine month period ended September 30, 2014, the Company issued 500,000 common shares to a consultant for services and recorded $211,812 as paid-in common shares based on the fair market value of the common shares at the date of issuance.

Common Shares	Number of Shares	Amount
Balance, December 31, 2013	51,081,238	$19,947,290
Common shares for services issued	500,000	211,812
Units issued	42,895,000	30,026,500
Share issuance costs	-	(2,648,813)
Common share purchase warrants – valuation	-	(5,169,881)
Broker warrants - valuation	-	(1,177,468)
Balance, September 30, 2014	94,476,238	$41,189,440

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

During the three and nine month periods ended September 30, 2014, there were 500,000 and 1,827,985 options, respectively, granted to officers, employees and consultants of the Company (2013 – 167,000 and 1,173,250, respectively). The exercise price of 1,107,985 of these options is $0.40, with one-eighth vesting quarterly over two years on each of March 31, June 30, September 30 and December 31, in 2015 and 2016, upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.33 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.61%; and expected term of 5 years.

In addition, during the nine month period ended September 30, 2014, 200,000 options were granted with an exercise price of $0.42 and will fully vest on January 3, 2015 (Note 12). The grant date fair value of these options was estimated as $0.39 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.69%; and expected term of 5 years.

In addition, during the nine month period ended September 30, 2014, 20,000 options were granted with an exercise price of $0.61, with 10,000 vesting on November 30, 2014 and the remaining 10,000 vesting over two years on each of March 31, June 30, September 30 and December 31, in 2015 and 2016. The grant date fair value of these options was estimated as $0.52 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.50%; and expected term of 5 years.

During the three and nine month periods ended September 30, 2014, 500,000 options were granted to a consultant for services with an exercise price of $0.57. Of these options, 50% will vest on or before February 15, 2015, the remaining 50% will vest one-eighth quarterly over two years, starting in the first quarter following the achievement of certain financial objectives. The grant date fair value of these options was estimated as $0.47 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; expected risk free interest rate of 1.56%; and expected term of 5 years.

For the three and nine month periods ended September 30, 2014, the Company recorded $142,915 and $359,990, respectively (2013 – $138,513 and $428,482, respectively) as additional paid in capital for options issued to directors, officers, employees and consultants based on continuous service. Included in this amount is $48,794 and $85,238, respectively for options issued to consultants for services (Note 12). This expense was recorded as selling, general and administrative expense on the condensed interim statements of operations, comprehensive income (loss) and deficit. Due to termination of employment and non-achievement of performance-based awards, 13,750 options were removed from the number of options issued during the nine month period ended September 30, 2014 (year ended December 31, 2013 – 560,917).
The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2013	$2,286,890
Expense recognized for options issued to employees	100,910
Expense recognized for options issued to consultants	16,222
Balance, March 31, 2014	2,404,022
Expense recognized for options issued to employees	79,722
Expense recognized for options issued to consultants	20,222
Balance, June 30, 2014	2,503,966
Expense recognized for options issued to employees	94,121
Expense recognized for options issued to consultants	48,794
Balance, September 30, 2014	$2,646,881

The total number of options outstanding as at September 30, 2014 was 5,639,070 (December 31, 2013 – 3,824,835). The weighted average grant date fair value of the options granted during the three and nine month periods ended September 30, 2014, was $0.47 and $0.38, respectively (2013 - $0.46 and $0.48, respectively).

The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 9,447,624 as at September 30, 2014 (December 31, 2013 – 5,108,124).

(c)	Warrants

As at September 30, 2014, the following warrants were outstanding:

Warrant Liability

Expiration Date	Number of Warrants	Weighted Average Exercise Price			Fair Value at September 30, 2014	Fair Value at December 31, 2013
May 11, 2017	750,000	$	US0.43	($0.48)	$230,324	$223,356
February 27, 2015	4,429,688	$	US0.50	($0.56)	$451,796	$518,256
February 27, 2018	4,429,687	$	US0.60	($0.67)	$1,375,248	$1,286,216
March 5, 2015	1,253,000	$	US0.50	($0.56)	$130,606	$146,596
March 5, 2018	1,253,000	$	US0.60	($0.67)	$390,413	$363,825
March 11, 2015	343,750	$	US0.50	($0.56)	$36,216	$49,723
March 11, 2018	343,750	$	US0.60	($0.67)	$107,106	$99,812
August 8, 2018	755,794	$	US0.5954	($0.6673)	$327,825	$245,982
September 20, 2018	108,696	$	US0.55	($0.62)	$44,832	$32,948
February 4, 2021	347,222	$	US0.4320	($0.4842)	$156,445	$-
	14,014,587	$	US0.54	($0.61)	$3,250,811	$2,966,714

In connection with the additional US$2,000,000 ($2,211,000) loan described in Note 6, the Company issued SWK 347,222 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.4842), at any time on or prior to February 4, 2021. The fair value of the warrant liability at the date of grant was $120,914 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 117%; risk free interest rate of 1.85%; and expected term of 7 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity. As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim statements of operations, comprehensive income (loss) and deficit. The Company treated the compensation warrants as a liability upon their issuance. The warrant liability is classified as Level 3 within the fair value hierarchy (see Note 16(a)).

As at September 30, 2014, the fair value of the aggregate warrant liability of $3,250,811 (December 31, 2013 - $2,966,714) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (December 31, 2013 – 0%) expected volatility of 97% (December 31, 2013 – 114%) risk-free interest rate of 1.45% (December 31, 2013 – 1.58%) and expected term of 2.29 years (December 31, 2013 – 2.94 years).

Warrants – Equity

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Grant Date Fair Value at September 30, 2014
July 15, 2016	21,447,500	$0.90	$5,169,881
July 15, 2016	3,217,125	$0.70	$1,177,468
	24,664,625	$0.90	$6,347,349

In connection with the public offering completed during the nine month period ended September 30, 2014, the Company issued 21,447,500 share purchase warrants to the purchasers, each exercisable into one common share of the Company at $0.90, exercisable at any time on or prior to July 15, 2016. In addition, the Company granted 3,217,125 non-transferable broker units, each exercisable into a Unit of the Company, at an exercise price of $0.70 exercisable at any time on or prior to July 15, 2016. The fair value of the warrants and broker warrants at the date of grant was $6,347,349 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 99%; risk free interest rate of 1.12%; and expected term of 2 years.

8.	Earnings (Loss) Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period. The diluted earnings (loss) per share is not computed when the effect of such calculation is anti-dilutive. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities, which were not included in diluted weighted average shares for the nine month period ended September 30, 2014 and the three and nine month periods ended September 30, 2013, consisted of outstanding stock options (4,320,752) and outstanding warrant grants (38,679,212 and 13,667,365, respectively).

The following table sets forth the computation of earnings (loss) per share:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
Numerator:	2014	2013	2014	2013
Net income (loss) available to common shareholders	$3,041,875	$(2,583,576)	$(4,647,145)	$(6,286,035)
Denominator:
Weighted average number of common shares	87,948,738	50,985,538	64,283,839	48,525,136
Effect of dilutive common shares	443,589	-	-	-
Diluted weighted average number of common shares outstanding	88,392,327	50,985,538	64,283,839	48,525,136
Income (loss) per share – basic and diluted	$0.03	$(0.05)	$(0.07)	$(0.13)

9.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Nine Months Ended September 30
	2014	2013
Accounts receivable	$(1,331,069)	$(103,781)
Inventories	187,625	(141,943)
Prepaid expenses and other receivables	(66,575)	(284,271)
Taxex recoverable	604,310	(283,926)
Accounts payable and accrued liabilities	(130,876)	(1,815,265)
	$(736,585)	$(2,629,186)

Included in accounts payable and accrued liabilities at the end of the nine month period ended September 30, 2014, is an amount related to patents and licenses of $8,893 (December 31, 2013 - $14,365) and an amount related to license fees of $186,663 (€125,000) (December 31, 2013 - $nil).

During the nine month period ended September 30, 2014, there was $803,396 (2013 - $320,029) in interest paid and $nil in taxes paid (2013 – $nil).

During the nine month period ended September 30, 2014, there was $82,301 (2013 - $137,092) of non-cash debt issuance costs (see Note 6) expensed as amortization of assets.

During the nine month period ended September 30, 2014, 347,222 warrants were issued and valued at $120,914 in regards to the additional USD$2,000,000 ($2,211,000) advanced under the Credit Agreement (see Note 6).

During the three and nine month periods ended September 30, 2014, broker warrants were issued and valued at $1,177,468 in regards to the public offering that was completed (Note 7a).

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

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Actavis Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Actavis Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Actavis Products. The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the U.S. The Company shall pay US$5,000,000 ($5,604,000) to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the U.S.

On November 9, 2010, the Company signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the license agreement and on September 30, 2012 executed the second amendment to the license agreement. Aggregate payments of US$1,000,000 ($1,005,820) were issued under this agreement, which included an upfront payment to Nautilus upon the execution of the agreement and an amount payable upon the first commercial sale of the product. These payments have been included in intangible assets and will be amortized over the life of the license agreement, as amended. Up to US$6,000,000 ($6,724,800) in additional one-time performance based sales milestones, based on a maximum of six different sales tiers, are payable over time, due upon achieving annual net sales ranging from US$2,500,000 ($2,802,000) to US$20,000,000 ($22,416,000) in the first year of the achievement of the applicable milestone. Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

On December 30, 2011, the Company signed a license agreement with Apricus Bioscience, Inc. to commercialize MycoVa in Canada. As of September 30, 2014, this product has not been filed with Health Canada and to-date no upfront payments have been paid. Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000. Upon Health Canada approval of MycoVa, the Company shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000. Royalties are payable at rates ranging from 20% to 25% of net sales.

On May 13, 2014, the Company entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada. The exclusive license is inclusive of prescription and non-prescription rights for bilastine, as well as adult and paediatric presentations in Canada. Sales of bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($373,325) divided into two equal payments, one on signing €125,000 (($186,663) paid) and the second payment due before December 31, 2014 (€125,000 ($176,913) accrued at September 30, 2014). These payments have been included in intangible assets and will be amortized over the life of the license agreement. Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones of up to $3,575,679 (€1,466,600 ($2,075,679) and $1,500,000) are payable over time, beginning with an approval for bilastine from Health Canada. Thereafter, milestones are payable upon attainment of cumulative net sales targets, up to net sales of $60,000,000.

(b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officers and executives shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $912,116 as of September 30, 2014 (December 31, 2013 - $792,200) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $2,079,616 (based on current base salaries).

11.           Significant Customers

During the three month period ended September 30, 2014, the Company had three significant wholesale customers (2013 – two) that represented 68.7% (2013 – 58.7%) of product sales.

During the nine month period ended September 30, 2014, the Company had three (2013 – two) significant wholesale customers that represented 67.4% (2013 – 57.9%) of product sales.

The Company believes that its relationship with these customers is satisfactory.

12.          Related Party Transactions

During the three and nine month periods ended September 30, 2014 the Company granted nil and 200,000 stock options, respectively, to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three and nine month periods ended September 30, 2014, the Company recorded $20,444 and $56,889, respectively as a non-cash expense. During the three and nine month periods ended September 30, 2013 the Company recorded and paid to LMT an aggregate of $6,000 and $42,000, respectively. These amounts have been recorded as selling, general and administrative expense in the condensed interim statements of operations, comprehensive income (loss) and deficit.

13.	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three and nine month periods ended September 30, 2014 and 2013. The Company has non-capital loss carry-forwards at September 30, 2014 totaling approximately $14,903,600, which may be offset against future taxable income. If not utilized, the loss carry-forwards will expire between 2014 and 2034. The cumulative carry-forward pool of SR&ED expenditures as at September 30, 2014, that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at September 30, 2014 was $341,300.

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

Revenue for the three and nine month periods ended September 30, 2014 and 2013 includes products sold in Canada and international sales of products through licensing agreements. Revenue earned is as follows:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2014	2013	2014	2013
Product sales:
Domestic sales	$3,363,814	$3,022,993	$10,040,314	$8,964,777
International sales	496,152	347,551	1,318,002	1,037,103
Other revenue	8,950	9,702	27,025	32,554
Total	$3,868,916	$3,380,246	$11,385,341	$10,034,434

Royalty revenues	$-	$99,884	$18,414	$197,924
Total revenues	$3,868,916	$3,480,130	$11,403,755	$10,232,358

The Company currently sells its own products and is in-licensing other products in Canada. In addition, revenues include products which the Company out-licenses throughout most countries in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey, Egypt, Hong Kong and the United Arab Emirates. The operations reflected in the condensed interim statements of operations, comprehensive income (loss) and deficit includes the Company’s activity in these markets.

15.          Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at September 30, 2014, the Company held cash of $5,117,679 (US$4,079,427 and €385,400) in denominations other than in Canadian dollars (December 31, 2013 - $1,211,602 (US$1,134,686 and €747)); had accounts receivables of $361,354 (US$64,475 and €204,260) denominated in foreign currencies (December 31, 2013 - $258,027 (US$51,395 and €138,964); had accounts payable and accrued liabilities of $41,772 (US$21,755 and €12,286) denominated in foreign currencies (December 31, 2013 – $115,373 (US$72,693 and €25,969)); warrant liability of $3,250,811 (US$2,900,438) (December 31, 2013 - $2,966,714 (US$2,789,315)); and long term debt of $8,966,400 (US$8,000,000) (December 31, 2013 - $6,381,600 (US$6,000,000)). For the three and nine month periods ended September 30, 2014, the Company had a foreign currency loss of $228,065 and $238,572, respectively (2013 – gain of $20,060 and loss of $76,204, respectively). These amounts have been included in selling, general and administrative expenses in the condensed interim statements of operations, comprehensive income (loss) and deficit.

16.	Financial Instruments

(a)           Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, accounts payables and accrued liabilities are a reasonable estimate of their fair values because of the short maturity of these instruments.

Warrant liability and other current asset/liabilities are financial assets/liabilities where fluctuations in market rates will affect the fair value of these financial instruments. The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:

Level 1: quoted prices in active markets for identical assets or liabilities.

Level 2: other techniques for which all inputs which have a significant effect on the recorded fair value are observable, either directly or indirectly.

Level 3: techniques which use inputs which have a significant effect on the recorded fair value that are not based on observable market data.

Cash equivalents and other current asset/liabilities are classified as Level 2 financial instruments within the fair value hierarchy.

(b)           Derivative liability – warrant liability

In connection with various financing arrangements, the Company has granted warrants to purchase up to 14,014,587 common shares of the Company as disclosed in Note 7c. The warrants have a weighted average exercise price of US$0.54 ($0.61). The warrants expire at dates ranging from February 27, 2015 to February 4, 2021. The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at	Fair Value Measurement Using
	September 30, 2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$3,250,811	$-	$-	$3,250,811

	Fair Value at	Fair Value Measurement Using
	December 31, 2013	Level 1	Level 2	Level 3
Derivative liability - Warrants	$2,966,714	$-	$-	$2,966,714

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Balance at beginning of period	$2,966,714	$202,213
Additions to derivative instruments	120,914	2,365,284
Change in fair market value, recognized in earnings as Change in warrant liability	163,183	399,217
Balance at end of period	$3,250,811	$2,966,714

These instruments were valued using pricing models that incorporate the price of a common share (as quoted on the relevant over-the-counter trading market in the U.S.), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended September 30, 2014 and December 31, 2013.

The following are the key weighted average assumptions used in connection with this computation:

September 30, 2014	December 31, 2013
Number of shares underlying the warrants	14,014,587	13,667,365
Fair market value of the stock	US$0.46 ($0.52)	US$0.36($0.38)
Exercise price	US$0.54 ($0.61)	US$0.55 ($0.58)
Expected volatility	97%	114%
Risk-free interest rate	1.45%	1.58%
Expected dividend yield	0%	0%
Expected warrant life (years)	2.29	2.94

(c)           Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due. The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations. The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions. As at September 30, 2014, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the Company’s ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the pharmaceutical industry and our securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that its efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on terms favorable to the Company, it may have to reduce substantially or eliminate expenditures such as promotion, marketing or production of its current or proposed products, or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of its technologies or products.

(d)           Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $1,938,649 (December 31, 2013 - $607,580). This amount is the total of the following financial assets: accounts receivable and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

As at September 30, 2014, the Company had three customers which made up 68.2% of the outstanding accounts receivable in comparison to three customers which made up 38.4% at December 31, 2013. As at September 30, 2014, all outstanding accounts receivable related to product sales were related to three wholesale accounts. As at December 31, 2013 all outstanding accounts receivables were related to product sales, of which $63,722 or 10.8% was related to one wholesale account and $163,220 or 27.6% was related to two international customers.

(e)           Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which exposes the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at September 30, 2014, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $400,000 and would increase/decrease both interest expense and net loss by approximately $43,300 for the nine month period ended September 30, 2014. As at September 30, 2014, a 5% change in the foreign exchange rate would increase/decrease the warrant liability balance by $145,000 and would increase/decrease both changes in warrant liability and net loss by $145,000 for the nine month period ended September 30, 2014.

(f)            Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. At September 30, 2014, the Company had an outstanding long term debt balance of US$8,000,000 ($8,966,400), which bears interest annually at a rate of 11.5% plus the Libor Rate with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates. For the nine month period ended September 30, 2014, a 1% increase in interest rates would increase interest expense and net loss by approximately $89,700. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

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

During the three and nine month periods ended September 30, 2014, the Company entered into foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses related to its loan obligation denominated in United States Dollars. The notional principal of the foreign currency call option to purchase US$306,000 was $330,052 at October 31, 2014.

The Company initially reports any gain or loss on the effective portion of the cash flow hedge as a component of other comprehensive income and subsequently reclassifies to the statements of operations when the hedged transaction occurs.

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has determined the foreign currency call option to be Level 2. The fair value of the foreign currency call option at September 30, 2014 was a gain of $13,158 (December 31, 2013 – a loss of $38,156), and is reported in other current asset/liability in the accompanying balance sheets. During the three month period ended September 30, 2014, the Company recognized a loss on the settled foreign exchange contract of $184,113 (2013 $nil). For the nine month periods ended September 30, 2014, the Company recognized a loss on the settled foreign exchange contract of $180,913 (2013 - $nil).

At September 30, 2014 and December 31, 2013, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	September 30, 2014				December 31, 2013
		Notional Principal	Fair Value		Notional Principal	Fair Value
Foreign currency sold – call options	USD$	306,000	$13,158	USD$	5,000,000	$(38,156)

The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2014 and December 31, 2013, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2014 and December 31, 2013. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

18.           Subsequent Events

Amended Credit Agreement

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment”, and, together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($19,053,600). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($15,691,200) (comprised of US$8,000,000 ($8,966,400) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018. The outstanding principal balance under the October 2014 Note shall bear interest at a rate per annum equal to the LIBOR Rate (subject to a minimum amount of two percent (2.0%)) plus eleven and one-half percent (11.5%), or a minimum interest rate of thirteen and one-half percent (13.5%).

In addition, on the Amendment Closing Date, the Company issued SWK a warrant (the “Amendment Warrant”) to purchase 740,000 common shares of the Company. The Amendment Warrant is exercisable for a period of five years from the Closing Date at an exercise price of US$0.70, subject to adjustment. SWK may exercise the Amendment Warrant on a cashless basis at any time.

Asset Purchase Agreement

On October 2, 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Novartis AG and Novartis Pharma AG (collectively, “Novartis,” and together with the Company, the “Parties”) pursuant to which the Company acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide® for the relief of pain from headache and for the treatment of cardiovascular conditions (the “Products”), as well as certain other assets relating to the Products, including certain intellectual property, marketing authorizations and related data, medical, commercial and technical information, and the partial assignment of certain manufacturing and supply agreements and tenders with third parties (the “Acquired Assets”). The Company also assumed certain liabilities arising out of the Acquired Assets and the Licensed Assets (as described below) after the date hereof, including product liability claims or intellectual property infringement claims by third parties relating to the sale of the Products by the Company in Canada. In connection with the acquisition of the Acquired Assets, and pursuant to the terms of the Asset Purchase Agreement, the Company concurrently entered into a license agreement with Novartis AG, Novartis Pharma AG and Novartis Pharmaceuticals Canada Inc. (the “License Agreement”, and, together with the Asset Purchase Agreement, the “Agreements”). Pursuant to the terms of the License Agreement, the Novartis entities agreed to license to the Company certain assets relating to the Products, including certain intellectual property, marketing authorizations and related data, and medical, commercial and technical information (the “Licensed Assets”). The Company concurrently entered into a supply agreement with Novartis Pharma AG (the “Supply Agreement”), pursuant to which Novartis Pharma AG agreed to supply the Company with the requirements of Products for sale for a transition period until the Company is able to transfer the marketing authorizations to the Company. The consideration paid for the Acquired Assets and the Licensed Assets was $32,000,000 in cash.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed interim financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements under applicable securities laws. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but not limited to, statements regarding the Company’s estimates of principal and interest payments on loans, the expansion of the Company’s sales force and marketing expenses, the proposed increase in business development activities, the future sources and availability of additional funding, and the effect of funding arrangements on projects and products. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a Credit Agreement with the Company and SWK pursuant thereto, provided to the Company a Loan in the principal amount of US$6,000,000 ($6,381,600) which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014. SWK served as the agent under the Credit Agreement. The Loan matures on August 8, 2018. Subsequent to September 30, 2014 the Company entered into Amended Credit Agreement. See Note 18.

The Loan accrues interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that the minimum interest rate is 13.5%. In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,914. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.4612), at any time on or prior to February 4, 2021.

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

During the three and nine month periods ended September 30, 2014, the Company accreted $36,700 and $102,300, respectively (2013 - $20,900 and $68,100, respectively) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive income (loss) and deficit.

During the nine month period ended September 30, 2014, the Company also incurred US$116,200 ($128,400) in legal costs related to the additional US$2,000,000 ($2,211,000) Loan. These fees and costs were classified as debt issuance costs on the balance sheet. These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method. During the three and nine month periods ended September 30, 2014, the Company amortized $29,700 and $82,300, respectively (2013 – $31,300 and $137,100, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive income (loss) and deficit.

During the nine month period ended September 30, 2014, the Company made no principal payments (year ended December 31, 2013 - US$3,281,300 ($3,386,600)) and interest payments of US$747,000 ($803,400) (year ended December 31, 2013 – US$409,700 ($422,300)) under the MidCap Financial LLC (now repaid) and SWK loan agreements. The Company has estimated the following revenue-based principal and interest payments over the next five years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Credit Agreement:

	Principal Payments	Interest Payments
2014	US$52,000 ($58,300)	US$275,000 ($308,200)
2015	US$721,500 ($808,600)	US$1,041,000 ($1,166,800)
2016	US$872,700 ($978,100)	US$934,800 ($1,047,800)
2017	US$1,001,400 ($1,122,300)	US$806,100 ($903,500)
2018	US$5,352,500 ($5,999,100)	US$417,100 ($467,400)

OVERVIEW

The third quarter of 2014 ending September 30, 2014 was highlighted by the following events:

●	Total revenues for the three month period ended September 30, 2014 increased by 11.2% in the three month period ended September 30, 2014 compared to the same period in 2013.
●
Other domestic product sales increased 25.4%, licensed domestic product net sales increased 6.2% and international sales increased by 42.8% in the three month period ended September 30, 2014 compared to the same period in 2013.

●
IMS Health, an audited third party provider of sales data, reported an 18.7% increase in total prescriptions written for Cambia® during the three months ended September 30, 2014, compared to the three months ended June 30, 2014, or a 162.5% increase when comparing Q3 2014 and Q3 2013.

●	On July 15, 2014, Tribute completed a public offering in which 42,895,000 units were issued at a price of $0.70 per unit for gross proceeds of $30,026,500.
●	On August 5, 2014, Tribute announced its common shares began trading on the OTCQX® marketplace under the symbol "TBUFF".
●
On September 25, 2014, Tribute announced that it had received an additional patent from the U.S. Patent and Trademark Office (USPTO) for intellectual property central to one of the Company’s lead products, Uracyst®.

On October 1, 2014, subsequent to the quarter ended September 30, 2014, Tribute and SWK entered into the Amended Credit Agreement to increase the existing credit facility from US$8,000,000 to US$14,000,000 which may be increased by an additional US$3,000,000 at the Company's request on or before December 31, 2015. In addition, the Company issued SWK a warrant to purchase 740,000 common shares of the Company. The warrant is exercisable for a period of five years from the closing date at an exercise price of US$0.70.

On October 2, 2014, subsequent to the quarter ended September 30, 2014, the Company entered into an asset purchase agreement, license agreement and supply agreement with Novartis AG and Novartis Pharma AG (together “Novartis”) pursuant to which the Company acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide®. The consideration paid for the acquired assets was $32,000,000. The Company funded the acquisition of the acquired assets with cash on hand and with US$6,000,000 of debt provided by SWK.

On October 30, 2014, Tribute announced that it had received an additional patent from the European Patent Office (EPO) for intellectual property central to one of the Company’s lead products, Uracyst®.

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Total revenues for the three month period ended September 30, 2014, increased by 11.2% to $3,868,900 compared to $3,480,100 in 2013. The increase in revenue was attributable to an increase in licensed domestic product net sales of $139,400 or 6.2%, other domestic product sales of $200,700 or 25.4% and international product sales of $148,600 or 42.8% partially offset by a decrease in royalty and licensing revenues of $99,900.

For the nine month period ended September 30, 2014, total revenues increased by 11.5% to $11,403,800 compared to $10,232,400 in the same period in 2013. The increase in revenue was attributable to an increase in licensed domestic product net sales of $742,800 or 11.6%, an increase in other domestic product sales of $327,200 or 12.5% and an increase in international product sales of $280,900 or 27.1%. Serving as a partial offset was a decrease in royalty and licensing revenues of $179,500.

The net income before taxes for the three month period ended September 30, 2014, was $3,041,900 compared to a loss of $2,583,600 for the same period in the prior year. Contributing factors include:

●	Increased gross profit of $311,000 or 19.8%;
●	A decrease in amortization of $16,900;
●	An decrease in the warrant liability (non-cash) of $5,114,900;
●	A loss on disposal of intangible assets of $161,200 incurred in Q3 2013 not incurred in Q3 2014;
●	A loss on the extinguishment of loan of $620,800 incurred in Q3 2013 not incurred in Q3 2014.
●	Increase in selling, general and administrative expenses of $305,100 including foreign exchange loss of $196,300;
●	Loss on derivative instrument of $184,100;
●	An increase in accretion expense of $15,800; and
●	An increase in interest expense net of interest income of $94,300.

Excluding non-operating gains of $3,987,700 for the three month period ended September 30, 2014 (2013 - $1,615,000 loss), the net loss from operations was $945,800 compared to the same period in 2013 of $968,600. The decrease in operational loss of $22,800 or 2.4% represents increased gross profit of $311,000 and decreased amortization of $16,900, partially offset by higher selling, general and administrative expenses of $305,100 (primarily related to foreign exchange loss of $196,300).

The net loss before taxes for the nine month period ended September 30, 2014, was $4,647,100 compared to a loss of $6,600,900 for the same period in the prior year. Contributing factors include:

●	Increased gross profit of $918,900 or 19.4%;
●	A decrease in amortization of $94,000;
●	A decrease in the warrant liability (non-cash) of $1,347,600;
●	A loss on disposal of intangible assets of $161,200 incurred in 2013 not incurred in 2014;
●	A loss on the extinguishment of loan of $620,800 incurred in 2013 not incurred in 2014;
●
Increase in selling, general and administrative expenses of $480,700 including foreign exchange loss of $372,300; product development initiatives for Bezalip SR® in the U.S. and recently licensed bilastine of $266,700;

●	Loss on derivative instrument $180,900;
●	An increase in accretion expense of $34,100; and
●	An increase in interest expense net of interest income of $493,000.

Excluding non-operating losses of $1,257,200 for the nine month period ended September 30, 2014 (2013 - $2,678,800), the net loss from operations was $3,390,000 compared to the same period in 2013 of $3,922,200. The decrease in the operational loss of $532,200 or 13.6% is mainly attributable to a higher gross profit of $918,900 and lower amortization of $94,000, offset by a higher selling, general and administrative expenses of $480,700.

Gross Profit and Cost of Sales

Gross profit for the three month period ended September 30, 2014 was $1,880,500, higher by 19.8%, or $311,000 compared to the same period in the prior year. Underlying improvements in gross profit for the three month period ended September 30, 2014 resulted from an increase in gross profit of $115,500 from licensed domestic product net sales, $300,300 from other domestic product sales and international product sales primarily based on the growth of Cambia sales during this period. These increases were partially offset by an increase of $5,000 in the write-off of expired products and a decrease in royalty and licensing revenues of $99,900.

Gross profit for the nine month period ended September 30, 2014 was $5,655,600, higher by 19.4%, or $918,900 compared to the same period in the prior year. Underlying improvements in gross profit for the nine month period ended September 30, 2014 resulted from an increase in gross profit of $548,500 from licensed domestic product net sales and an increase of $568,200 from other domestic product sales and international product sales. Serving as a partial offset was a decrease in royalty and licensing revenues of $179,500 and an increase of $18,300 related to the write-off of expired products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the for the three month period ended September 30, 2014 were $2,529,500 compared to $2,224,500 for the same period in 2013. The increase of $305,100 or 13.7% is primarily due to foreign exchange losses of $196,300, as well as continued investment in the Company’s sales force and marketing expenses to grow its existing products, plus an increase in business development related expenses. Included in the higher selling, general and administrative expenses was an offset of $80,800 for the three month period ended September 30, 2014 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (September 30, 2014 - $57,700 compared to September 30, 2013 - $138,500).

Selling, general and administrative expenses for the nine month period ended September 30, 2014 were $8,161,900 compared to $7,681,200 for the same period in 2013. The increase of $480,700 or 6.3% related to continued investment in the Company’s sales force and marketing expenses to grow its existing products, plus an increase in business development activities including $194,600 related to a Bezalip SR® filing in the U.S. and $72,100 related to recently licensed bilastine as well as foreign exchange losses of $372,300. Serving as a partial offset is a decrease of $153,700 for the nine month period ended September 30, 2014 in costs related to non-cash expenses for stock options issued to directors, officers and employees of the Company (September 30, 2014 - $274,800 compared to September 30, 2013 - $428,500).

Warrant Liability

The revaluation of the warrant liability for the three month period ended September 31, 2014, resulted in a decrease in the warrant expense (non-cash) of $4,454,600 (September 30, 2013 - $660,300 increase). The decrease primarily relates to a private placement in 2013 of approximately $4.6 million of units of the Company’s equity securities. Since the warrants are denominated in U.S. dollars and the Company’s functional currency is in Canadian dollars, the fair market value of the warrants fluctuates from period to period. The fair market value is based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar.

For the nine month period ended September 30, 2014, the revaluation of the warrant liability resulted in an increase in the warrant expense (non-cash) of $163,200 (September 30, 2013 - $1,510,800). The increase primarily relates to the private placement of approximately $4.6 million of units completed in the first quarter of 2013.

Interest and Other Income

Interest and other income for the three month period ended September 30, 2014 was $57,600 (2013 - $268). These amounts include interest received on short-term investments for both 2014 and 2013. During the nine month period ended September 30, 2014 interest and other income was $58,100 (2013 - $2,235).

Deferred Income Tax Recovery

During the three month period ended September 30, 2014, the Company recorded a deferred income tax recovery of $0 related to tax assets not previously recognized (2013 –$0). The Company expects to be able to use its deferred tax assets to offset the tax liability acquired. For the nine month period ended September 30, 2014 the Company recorded deferred income tax recovery of $0 related to tax assets not previously recognized (2013 –$314,900).

Net Income (Loss)

The net income for the three month period ended September 30, 2014 was $3,041,900, compared to a net loss of $2,583,600 for the same period in the prior year or an increase in the net income of $5,625,500 or 217.7%. This equates to gain of $0.03 per share compared to a loss of $0.05 per share for the same period in 2013.

The net loss for the nine month period ended September 30, 2014 was $4,647,100, compared to a net loss of $6,286,000 for the same period in the prior year or a decrease of $1,638,900 or 26.1%. This equates to a loss of $0.07 per share compared to a loss of $0.13 per share for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $28,725,800 at September 30, 2014 compared to $2,813,500 at December 31, 2013.

Cash used by operations for the nine month period ended September 30, 2014 was $3,637,200 (2013 - $5,444,900) mainly as a result the continued investment in the expansion of the Company’s sales force and marketing expenses to grow its existing products, marketing initiatives for Cambia, as well as an increase in business development activities including fees related to Bezalip SR® in the U.S. and recently licensed bilastine. Also included are changes in non-cash operating assets and liabilities, which increased to $736,600 for the same period (2013 - $2,629,200 increase).

Cash used in investing activities for the nine month period ended September 30, 2014 was $238,100 (2013 - $498,700).

Cash provided by financing activities for the nine month period ended September 30, 2014 was $29,460,500 (2013 - $6,324,100).

On February 4, 2014, pursuant to the terms of the Credit Agreement, SWK advanced the Company the remaining US$2,000,000 in funds available to the Company pursuant to the Credit Agreement. All terms under the Credit Agreement apply to the additional funds. On the closing date of the second advance of funds ("Second Closing Date"), the Company issued the SWK a warrant to purchase 347,222 common shares of the Company (the "Subsequent Loan Warrant"). The Subsequent Loan Warrant is exercisable for a period of seven years from the Second Closing Date at an exercise price of US$0.432 ($0.4612). The SWK may exercise the Subsequent Loan Warrant on a cashless basis at any time. In the event the SWK exercises the Subsequent Loan Warrant on a cashless basis the Company will not receive any proceeds. The exercise price of the Subsequent Loan Warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like. For further information on the terms of the Credit Agreement refer to the Company’s Form 8-K and Form 8-K/A filed on February 10, 2014 and October 7, 2014, respectively.

On October 1, 2014 subsequent to the quarter ended September 30, 2014, Tribute and SWK entered into an Amended Credit Agreement to expand the Company’s existing credit facility from US$8,000,000 to US$14,000,000 which may be increased by an additional US$3,000,000 at the Company's request on or before December 31, 2015. In addition, the Company issued SWK a warrant to purchase 740,000 common shares of the Company. The warrant is exercisable for a period of five years from the Closing Date at an exercise price of US$0.70.

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

RELATED PARTY TRANSACTIONS

During the three and nine month periods ended September 30, 2014, the Company granted nil and 200,000 stock options, respectively, as payment for services in 2014 to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three and nine month periods ended September 30, 2014, the Company recorded $20,400 and $56,900, respectively as a non-cash expense. During the three and nine month periods ended September 30, 2013, the Company recorded and paid to LMT an aggregate of $6,000 and $42,000, respectively. These amounts have been recorded as selling, general and administrative expense in the condensed interim statements of operations, comprehensive (loss) and deficit.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2014, the Company had three significant wholesale customers (2013 – two) that represented 68.7% (2013 – 58.7%) of product sales.

During the nine month period ended September 30, 2014, the Company had three (2013 – two) significant wholesale customers that represented 67.4% (2013 – 57.9%) of product sales.

SUBSEQUENT EVENTS

Amended Credit Agreement

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment”, and, together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($19,053,600) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($15,691,200) (comprised of US$8,000,000 ($8,966,400) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018 (the “Term Loan Maturity Date”). The outstanding principal balance under the October 2014 Note shall bear interest at a rate per annum equal to the LIBOR Rate (subject to a minimum amount of two percent (2.0%)) plus eleven and one-half percent (11.5%), or a minimum interest rate of thirteen and one-half percent (13.5%).

In addition, on the Amendment Closing Date, the Company issued SWK a warrant (the “Amendment Warrant”) to purchase 740,000 common shares of the Company (the “Amendment Warrant Shares”). The Amendment Warrant is exercisable for a period of five years from the Closing Date at an exercise price of US$0.70, subject to adjustment. SWK may exercise the Amendment Warrant on a cashless basis at any time.

Asset Purchase Agreement

On October 2, 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Novartis AG and Novartis Pharma AG (collectively, “Novartis,” and together with the Company, the “Parties”) pursuant to which the Company acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide® for the relief of pain from headache and for the treatment of cardiovascular conditions (the “Products”), as well as certain other assets relating to the Products, including certain intellectual property, marketing authorizations and related data, medical, commercial and technical information, and the partial assignment of certain manufacturing and supply agreements and tenders with third parties (the “Acquired Assets”). The Company also assumed certain liabilities arising out of the Acquired Assets and the Licensed Assets (as described below) after the date hereof, including product liability claims or intellectual property infringement claims by third parties relating to the sale of the Products by the Company in Canada. In connection with the acquisition of the Acquired Assets, and pursuant to the terms of the Asset Purchase Agreement, the Company concurrently entered into a license agreement with Novartis AG, Novartis Pharma AG and Novartis Pharmaceuticals Canada Inc. (the “License Agreement”, and, together with the Asset Purchase Agreement, the “Agreements”). Pursuant to the terms of the License Agreement, the Novartis entities agreed to license to the Company certain assets relating to the Products, including certain intellectual property, marketing authorizations and related data, and medical, commercial and technical information (the “Licensed Assets”). The Company concurrently entered into a supply agreement with Novartis Pharma AG (the “Supply Agreement”), pursuant to which Novartis Pharma AG agreed to supply the Company with the requirements of Products for sale for a transition period until the Company is able to transfer the marketing authorizations to the Company. The consideration paid for the Acquired Assets and the Licensed Assets was CDN$32,000,000 in cash.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended September 30, 2014, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2014, the Company issued 500,000 options to purchase common shares at an exercise price of $0.57 per common share. The options were issued to William Maichle in exchange for services. The options vest as 50% on or before February 15, 2015, the remaining 50% will vest one-eighth quarterly over two years, starting in the first quarter following the achievement of certain financial objectives. These options were issued pursuant to the terms of the Company’s stock option plan. The options were issued pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS.

Exhibit No.	Description .
10.1	First Amendment to Credit Agreement and Guarantee dated October 1, 2014, between Tribute Pharmaceuticals Canada Inc. and SWK Funding LLC. †
10.2	Warrant, dated October 1, 2014, issued to SWK Funding LLC in connection with the First Amendment to the Credit Agreement and Guarantee.
10.3
Intellectual Property Security Agreement, dated October 1, 2014, between Tribute Pharmaceuticals Canada Inc. and SWK Funding LLC entered into in connection with the First Amendment to Credit Agreement and Guarantee.

10.4	Warrant Indenture, dated July 15, 2014, between Tribute Pharmaceuticals Canada Inc. and Equity Financial Trust Company.
10.5	Form of Broker Warrant, dated July 15, 2014, issued to the underwriters in the financing that closed on July 15, 2014.
31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Exchange Act.
31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) promulgated under the Exchange Act.
32.1	Certificate of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential portions of this Exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

TRIBUTE PHARMACEUTICALS CANADA INC.
(Registrant)

November 10, 2014	By:	/s/ Scott Langille
Scott Langille
Chief Financial Officer (Principal Accounting Officer)