Form 10-K
period 2014-12-31
Tribute Pharmaceuticals Canada Inc.
filed 2015-03-03
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was US$53,580,589, computed by reference to the closing price of the common shares on June 30, 2014. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 26, 2015 the registrant had 99,088,738 common shares outstanding.

TRIBUTE PHARMACEUTICALS CANADA INC.

FORM 10-K

General

In this annual report “Tribute” and the “Company” refer to Tribute Pharmaceuticals Canada Inc., an Ontario, Canada corporation. All dollar amounts in this annual report are stated in Canadian dollars, unless stated otherwise.

Forward-Looking Statements

This Report on Form 10-K for Tribute Pharmaceuticals Canada Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and the Company's actual results may differ materially from those anticipated in these forward-looking statements. The Company believes that it is important to communicate future expectations to investors. However, there may be events in the future that the Company is not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”). You should not place undue reliance on such forward-looking statements. The Company does not assume any obligation to update forward-looking statements as circumstances change.

Exchange Rate for Canadian Dollar

The accounts for Tribute are maintained in Canadian dollars which is the Company’s functional currency. All dollar amounts contained herein are expressed in Canadian dollars, except as otherwise indicated. As at February 26, 2015, the exchange rate for Canadian dollars/United States dollars based on the Bank of Canada noon rate was $1.00 (Cdn.) = $0.8006 (U.S.).

Set forth below are the exchange rates based on the Bank of Canada noon rates for the Canadian dollar equivalent expressed in United States currency during 2014 and 2013.

	Years ended December 31,
	2014	2013
At End of Year	0.8620	0.9402
Average	0.9054	0.9710
High	0.9422	1.0164
Low	0.8589	0.9348

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

Tribute’s current portfolio consists of ten marketed products in Canada, including: NeoVisc® (Triple and Single Dose), Uracyst®, Bezalip® SR, Soriatane®, Cambia®, Fiorinal®, Fiorinal® C, Visken®, Viskazide® and Collatamp® G. NeoVisc® and Uracyst® are also sold in several countries globally through strategic partners of the Company. Tribute also has an exclusive license for the development and commercialization of Bezalip® SR (bezafibrate) for the U.S. market and an exclusive license for the development and commercialization of bilastine in Canada with an anticipated approval date in 2016.

Tribute markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of NeoVisc® and Uracyst® in over 20 countries, and continues to expand this footprint. The Company’s focus on business development is twofold: utilizing in-licensing and out-licensing for immediate impact on its revenue stream, as well as product development for future growth and stability.

Tribute’s management team has a strong track record of success in senior management positions from companies such as Wyeth, Syntex/Roche, Astra-Zeneca, Amgen, Bayer, Novartis and Biovail. The team has extensive operational and business development experience in the Canadian and United States markets.

The Company was incorporated under the Business Corporations Act (Ontario) on November 14, 1994 under the name “Stellar International Inc.” On January 1, 2005 the Company changed its name from Stellar International Inc. to Stellar Pharmaceuticals Inc. and on January 1, 2013 the Company changed its name from Stellar Pharmaceuticals Inc. to Tribute Pharmaceuticals Canada Inc. On December 1, 2011, Stellar Pharmaceuticals Inc. acquired 100% of the outstanding shares of the then privately held Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. The Company maintains two facilities including its head office located at 151 Steeles Ave. East, Milton, Ontario, Canada L9T 1Y1 and the Company’s operations facility at 544 Egerton Street, London, Ontario, Canada N5W 3Z8. The Company’s telephone number is (519) 434-1540, its facsimile number is (519) 434-4382, and its e-mail address is info@tributepharma.com and its website is www.tributepharma.com .

2014 Highlights

During the second year of commercial launch, Cambia® (diclofenac potassium for oral solution) has achieved consistent quarter-over-quarter growth throughout 2014 as illustrated below in Table 1. Furthermore, Cambia® has continued to obtain coverage on many private insurance payor open plans in Canada. Cambia® is now widely available to Canadian patients.

TABLE I Total Prescription for Cambia Since Launch by Quarter – Source: IMS Health

In 2014, the Company continued to expand its product portfolio which, combined with increased Cambia® sales, enabled it to increase revenues over 2013. The Company is actively seeking to add more products to its sales portfolio in Canada, which will be supported by the Company's well-established sales force. The Company is also seeking further growth from its internally developed proprietary products NeoVisc® and Uracyst® in countries where it does not yet have distribution agreements. The Company has also begun looking for accretive, niche product opportunities in the U.S.

For the twelve month period ended December 31, 2014, total revenues from all sources increased by 25.5% or $3,431,400 to $16,871,800 compared to $13,440,400 in 2013, with licensed domestic product net sales contributing $507,600 or an increase of 5.9% over 2013, other domestic product sales contributing $2,761,600 up 82% over 2013 and an increase in international product sales contributing $341,700 up 26.7% compared to 2013.

Income from operations for the three month period ended December 31, 2014, was $582,100 compared to a loss of $1,310,900 for the same period in 2013, an improvement of 144.7% and income from operations excluding amortization of assets for the three month period ended December 31, 2014 was $1,209,500 compared to a loss of $1,033,800 for the same period in 2013, an improvement of 217.0%.

On May 13, 2014, Tribute announced the signing of an exclusive license agreement that grants the Company the exclusive right to sell the Faes Farma SA product bilastine for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada, following receipt of regulatory approval from Health Canada for such product. The exclusive license is inclusive of prescription and non‐prescription rights for bilastine, as well as adult and paediatric presentations in Canada.

On May 23, 2014, Tribute received approval to list its common shares on the TSX Venture Exchange (TSX-V), on May 27, 2014 the Company started trading under the symbol TRX. On August 5, 2014, Tribute announced its common shares began trading on the OTCQX® international marketplace under the symbol “TBUFF”. On July 15, 2014, Tribute completed a public offering in Canada, in which 42,895,000 units were issued at a price of $0.70 per unit for gross proceeds of $30,026,500. As part of the public offering, the Company issued 21,447,500 common share purchase warrants to the purchasers at an exercise price of $0.90 and a right to exercise on or before July 15, 2016.

On September 25, 2014 Tribute announced that it had received an additional patent from the U.S. Patent and Trademark Office (“USPTO”) for intellectual property that is central to one of the Company's lead products, Uracyst® (a sterile sodium chondroitin sulfate solution, 2%, which is used in the treatment of interstitial cystitis / bladder pain syndrome (“IC/BPS”)). Tribute's fourth Uracyst® patent was issued as United States Patent No. 8,778,908 and is entitled "Cystitis Treatment with High Dose Chondroitin Sulfate." This patent relates to the treatment of IC/BPS by instillation of a unit dose of chondroitin sulfate that is at least 350 mg or more, most preferably 400 mg, of chondroitin sulfate and 20 mL of an aqueous buffer. Unlike the earlier patents which covered how Uracyst® is used, this patent covers the product itself. This patent provides market exclusivity through to 2024.

On October 2, 2014 Tribute announced that it had acquired the Canadian rights to Fiorinal®, Fiorinal® C, Visken® and Viskazide® from Novartis AG and Novartis Pharma AG ("Novartis Pharma", collectively, with Novartis AG, “Novartis”) for $32 million which was paid in cash on closing. Combined net sales of such products during the twelve month period ended August 31, 2014, were approximately $10.8 million. Fiorinal® and Fiorinal® C are indicated for the relief of tension-type headache and Visken®/Viskazide® for the treatment of mild-moderate hypertension. Visken® is also indicated for the prevention of angina pectoris.

On October 30, 2014 Tribute announced that it had received a patent approval from the European Patent Office for intellectual property central to one of the Company's lead products, Uracyst®/Uropol® (a sterile sodium chondroitin sulfate solution, 2%), for the treatment of interstitial cystitis by instillation into the bladder of a patient. Treatments of other bladder disorders are also covered by the patent, including glycosaminoglycan (“GAG”) deficient forms of cystitis or GAG-deficiency, such as, accompanying chronic urinary tract infection, radiation-induced cystitis, chemical-induced cystitis or hemorrhagic cystitis. The European patent coverage extends to drug compositions comprising a unit dose of chondroitin sulfate in an amount of at least 400 mgs and an aqueous vehicle. This patent will run until February 18, 2024.

Products

Approved & Marketed Products

Cambia®

Cambia® (diclofenac potassium for oral solution) was licensed from Nautilus Neurosciences, Inc. (“Nautilus”) in November 2010. Cambia® was approved by the United States Food and Drug Administration (“FDA”) in June 2009 and is currently marketed by Depomed in the U.S.  Cambia® was approved by Health Canada in March 2012 and was commercially launched to specialists in Canada in October 2012 and broadly to all primary care physicians in February 2013. The market for prescription migraine products in Canada is valued at approximately $126 million based on IMS Health data.

Cambia® is a non-steroidal anti-inflammatory drug (“NSAID”) and the only prescription NSAID available and approved for the acute treatment of migraine attacks with or without aura in adults 18 years of age or older. Cambia® is available as an oral solution in individual packets each designed to deliver a 50mg dose when mixed in water. Cambia® is the only approved prescription NSAID available that was studied and proven to be an effective treatment for migraine according to guidelines published in September 2013 by the International Headache Society that reached statistically significant results for all four co-primary endpoints including: pain free response at two hours; nausea free; photophobia free (sensitivity to light); and phonophobia free (sensitivity to sound). In addition, Cambia® provides fast migraine pain relief within 30 minutes of dosing due in part to the significant benefits of the proprietary Dynamic Buffering TechnologyTM (“DBT”). DBT provides for enhanced drug absorption and bioavailability. In fasting volunteers, measurable plasma levels were observed within five minutes of dosing with Cambia®. Peak plasma levels were achieved at approximately 15 minutes, with a range of approximately 10 to 40 minutes. The use of some NSAIDs has been associated with an increased incidence of cardiovascular adverse events such as myocardial infarction, stroke or thrombotic events. The risk may increase with duration of use and patients should only take this medication as prescribed by a physician.

Migraine Treatment Options:  There are a number of different treatment options for migraine in Canada.  Acute migraine treatment options can be broken down to three main categories: (i) triptans or 5-HT1 receptor agonists (e.g. sumatriptan, rizatriptan); (ii) ergot alkaloids (e.g. ergotamine, dihydroergotamine); and (iii) NSAIDs (Cambia®). Triptans may cause dizziness, nausea, weakness and chest discomfort and should not be used by patients with heart disease, uncontrolled high blood pressure, blood vessel disease or who have a history of stroke. Ergots may cause chest pain, tingling or burning sensations, nausea, vomiting, and cramps. Furthermore, ergots may reduce blood flow to the extremities (hands and feet) and may lead to tissue damage. Ergots should also not be used by anyone with heart disease, uncontrolled high blood pressure or blood vessel disease. NSAIDs such as Cambia® may increase the incidence of cardiovascular adverse events such as myocardial infarction, stroke or thrombotic events, gastrointestinal adverse events such as peptic/duodenal ulceration, perforation and gastrointestinal bleeding and are contraindicated in the third trimester of pregnancy.

In September of 2013 the Canadian Neurological Sciences Federations issued revised Canadian Headache Society Guidelines for Acute Drug Therapy for Migraine Headaches through the Canadian Journal of Neurological Sciences.  Cambia® (diclofenac potassium for oral solution) was acknowledged as a potential first line therapy, with a fast onset of action and having a strong recommendation, high quality evidence and recommended for the acute treatment of migraine.

Migraine in Canada: The annual prescription migraine market in Canada is valued at approximately $126 million. Management estimates that four million women and one million men suffer from migraine headaches in Canada and that 60 percent of those with migraine have one or more attacks per month while 25 percent of those with migraine have at least one attack per week. One Canadian study found that those with migraine lose 6.5 days of work each year resulting from their migraine. According to a study conducted by Pryse Phillip, et al, published by the Canadian Journal of Neurological Sciences in 1992, they estimate that 7,000,000 working days are lost annually in Canada due to migraine and that direct and indirect cost in the workplace due to migraine is estimated at $500 million annually. It was also found that 48 percent of all women suffering from migraine have never consulted a physician for their headaches.

Competitive Analysis: It is estimated that half of all people suffering from migraine in Canada never seek help from a physician but rather self-treat their condition with over-the-counter (“OTC”) medications such as Aspirin® (Bayer), acetaminophen (Tylenol®) and OTC NSAID’s such as ibuprofen (Advil®) and naproxen sodium (Aleve®). The main prescription pharmacological agents used to treat acute migraine includes the triptan class of drugs or 5-HT1 receptor agonists as they are known and these products include sumatriptan (Imitrex®), rizatriptan (Maxalt®), zolmitriptan (Zomig®), almotriptan (Axert®), naratriptan (Amerge®), eletriptan (Relpax®) and frovatriptan (Frova®). There are also the ergot alkaloids such as ergotamine (Cafergot®) and dihydroergotamine (Migrinal®) used in some cases as are narcotics such as meperidine (Demerol) and the combination drug of aspirin, butalbital, and caffeine (Fiorinal®). In spite of a number of possible treatment options for treating migraines, many of these treatments are without a formal indication from Health Canada. The Company considers the competitive market as the triptans class, which currently sells approximately $126 million annually in Canada.

Bezalip® SR

Bezalip SR (bezafibrate) is a well-established pan-peroxisome proliferator-activated receptor (pan-PPAR) activator. Bezalip SR, used to treat hyperlipidemia, has over 25 years of therapeutic use globally with a good safety profile. Bezalip SR helps lower low-density lipoprotein cholesterol (LDL-C) and triglycerides while raising high-density lipoprotein cholesterol (HDL-C) levels. It also improves insulin sensitivity and reduces blood glucose levels, which in combination with the cholesterol effects may significantly lower the incidence of cardiovascular events and development of diabetes in patients with features of metabolic syndrome. Bezalip SR is under license from Actavis Group PTC ehf and is sold exclusively in Canada by Tribute. Tribute also has the exclusive development and licensing rights to Bezalip SR in the U.S. and recently filed an investigational new drug that received clearance from the FDA in the U.S. The initial target indication being pursued in the U.S. is for severe hypertriglyceridemia. Bezalip SR is contraindicated in patients with hepatic and renal impairment, pre-existing gallbladder disease, hypersensitivity to bezafibrate, or pregnancy or lactation.

Bezalip SR is currently approved in more than 40 countries worldwide, however is currently not approved in the U.S.  According to a third party the U.S. fibrate and prescription fish oil market is estimated at nearly $2.5 billion in 2014. Upon approval, should such an approval be obtained, Tribute would enjoy a five year market exclusivity period from the FDA extended to all new chemical entities.

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

Competitive Analysis: Cholesterol-lowering drugs in Canada include: statins, niacin, bile-acid resins, fibric acid derivatives (fibrates), and cholesterol absorption inhibitors. All classes of cholesterol-lowering medicines are most effective when combined with increased exercise and a low-fat, high-fiber diet. The statin class includes some of the largest-selling prescription products in the world (Lipitor®, Zocor®, Crestor®, etc.). Statins dominate single-agent prescribing for the treatment of lipid disorders. The niacin (nicotinic acid – vitamin B3) class includes brands such as Niaspan®, which work primarily on increasing HDL cholesterol. The fibrates class of cholesterol lowering treatments is composed of three competing molecules: gemfibrozil (Lopid®), bezafibrate (Bezalip SR), and fenofibrate (Lipidil® in Canada or Tricor® in the U.S.). Clinical studies have demonstrated that bezafibrate, the active ingredient in Bezalip SR was shown to be very effective in lowering high levels of triglycerides, raising HDL cholesterol and lowering LDL cholesterol. As of the end of 2014, management estimates the annual fibrate market in Canada to be approximately $37 million.

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

Soriatane should be reserved for patients unresponsive to, or intolerant of standard treatment. In addition, Soriatane should only be prescribed by physicians knowledgeable in the use of systemic retinoids. Soriatane is teratogenic (can cause birth defects) and should not be used by women who are pregnant or who are planning to become pregnant during, or within three years after stopping, treatment of Soriatane.

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

Competitive Analysis: Severe psoriasis is a condition that involves more than 10% of the body area or is physically, occupationally or psychologically disabling. Soriatane will typically be used in combination with other drugs such as topical steroids, emollients or tar-based therapies. Soriatane is most effective for treating psoriasis when it is used with phototherapy. Soriatane is sometimes used with biologic agents such as etanercept (Enbrel®), adalimumab (Humira®) or infliximab (Remicade®) and may also be prescribed in rotation with cyclosporine or methotrexate. Biologic therapies such as Enbrel® Humira® and Remicade® are effective in treating severe forms of the disease, but are very expensive and sometimes not reimbursed by government or other private drug plans. Cyclosporine and methotrexate are also oral agents that are often used for severe forms of psoriasis. The market for moderate to severe psoriasis in Canada is estimated by management to be greater than $200 million for 2014.

Collatamp® G

Tribute acquired the exclusive Canadian licensing rights for Collatamp® G (restorable gentamicin-collagen haemostat) from Theramed Corporation in June 2012. EUSA Pharma ("EUSA") owns the worldwide rights (except U.S.) to Collatamp® G for the implant indication and licensed the product to Theramed in 2008. Collatamp® G, approved by Health Canada on August 1, 2007 and launched in Canada in 2008, is a fully resorbable gentamicin-collagen haemostat, used as a surgical implant for haemostasis and local delivery of high doses of gentamicin. The market in which Collatamp® G competes in Canada is estimated at $20 million based on best estimates from management.

Collatamp® G is indicated for the local haemostasis of capillary, parenchymatous and seeping haemorrhages in areas with a high risk of infection and has been shown to reduce post-operative infections across a range of surgical disciplines, including a reduction of 53% in a large randomized controlled study in cardiac surgery. Based on internal data, Collatamp® G is currently used in over 100 hospitals and surgical centers across Canada and is approved or used in over 50 countries throughout the world.

Collatamp® G contains gentamicin sulphate at a locally effective dose and has been shown to be efficacious in the treatment and prevention of post-operative acquired infection across many surgical interventions including: cardiac surgery, gastro-intestinal surgery, vascular surgery and orthopaedic surgery.

Collatamp® G is a unique product within the surgical field as it is the only product in Canada that combines a hemostatic device with a locally acting antibiotic.

Competitive Analysis: There are a number of haemostatic agents on the market in Canada and gentamycin is available as an intravenous drug but Collatamp® G is unique in that it combines a haemostat with the antibiotic gentamycin in a topical, collagen matrix.

NeoVisc® and NeoVisc® Single Dose

NeoVisc® is a proprietary product developed by the Company and is used for the temporary replacement of synovial fluid in osteoarthritic joints. It is available as a triple-dosed, 2 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution and a single dose 6 mL pre-filled syringe of sterile 1.0% sodium hyaluronate solution. NeoVisc® is classified in Canada by the Therapeutic Products Directorate (“TPD”) as a “medical device” under the Medical Devices Regulations of the Food and Drugs Act (Canada). NeoVisc® is administered by intra-articular injection, by injecting the product directly into the affected joint and may be administered either as a single 6 mL injection or three 2 mL injections given over a two week period. Injections are typically repeated every 6 to 8 months thereafter and dependent on the patient's response. The market for NeoVisc® in Canada is estimated at $25 million based on management estimates.

This type of treatment, referred to as viscosupplementation, is a well-established treatment for osteoarthritis of the knee, having gained Canadian approval in 1992 and United States approval in 1997. Viscosupplementation has also been used since the mid-1980s in many European markets. Replacing or supplementing the joint fluid provides symptomatic relief from the pain of osteoarthritis of the knee for up to 4 to 12 months before repeated injections are required. In late 2003, the first single dose product was launched in Canada and by 2009 there were four single dose therapies available in the Canadian market, including NeoVisc® single dose. Single dose products like NeoVisc® offer convenience of a single injection but the clinical effect typically is shorter in duration than the triple dose administration.

Osteoarthritis and Treatment Options: Osteoarthritis (“OA”) is the most common form of chronic arthritis worldwide and is a key cause of pain and disability in older adults. According to the Arthritis Society of Canada, OA affects about 10% of the adult population. OA of the knee, about twice as common as OA of the hip, is becoming an increasingly prevalent condition with the aging population. OA risk factors include injury, prior joint inflammation, abnormalities of joint shape, and obesity. OA is a degenerative and sometimes painful disease that is associated with long term wear on weight-bearing joints. The market for OA is expected to grow significantly in future years as the average age of the population increases.

Current OA strategies and treatment goals include:

1. Patient education
2. Physical therapy
3. OTC analgesics
4.  Non-steroidal anti-inflammatory drugs (“NSAID”), such as diclofenac, naproxen and COX2 inhibitors such as Celebrex®
5. Intra-articular viscosupplements, such as NeoVisc®
6. Intra-articular steroids – corticosteroids are also used to treat inflammation associated with OA
7. Opioids
8. Joint replacement – surgical replacement with artificial joints

Products such as NeoVisc® provide a non-pharmacological option in obtaining symptomatic improvements by supplementing the synovial fluid in the affected joint. NeoVisc® can also be used in conjunction with other treatment strategies like physical therapy, OTC medications and NSAIDs, and as a result may reduce the amount of medication required and potentially delay joint replacement.

Competitive Analysis: There are a number of competitive viscosupplements to NeoVisc® in Canada for both NeoVisc® and NeoVisc® Single Dose, including Sanofi’s products Synvisc® and Synvisc® One. The competitive landscape in the United States and other international markets is now very similar to the Canadian market. NeoVisc® is an effective, technically engineered, highly purified, high molecular weight linear format, free of any avian peptides and available in a single or triple dose presentation. Furthermore, NeoVisc® is the only marketed viscosupplement manufactured and packaged in Canada and marketed by a Canadian company.

Uracyst® (Uropol®)

Uracyst®, developed by the Company, is used in the treatment of certain forms of interstitial cystitis (“IC”) and non-common cystitis. Uracyst® is a sterile 2.0% sodium chondroitin sulfate solution available in a 20 mL vial. This product is instilled by catheter directly into a patient’s bladder. Management is unaware of any reliable global market estimates of the IC market, but based on U.S. data, it has estimated that the global market is valued between $300 - $400 million.  One of the difficulties in estimating the market size is the number of products used off-label as part of a multi-modal approach to the treatment of IC.

Uracyst® provides symptomatic relief for patients suffering from glycosaminoglycan (“GAG”) deficient cystitis such as IC and non-common cystitis (including radiation-induced cystitis and hemorrhagic cystitis) by supplementing and replenishing deficiencies in the glycosaminoglycan lining of the bladder wall. This GAG lining acts as a protective barrier between urine and the bladder wall. It protects the bladder wall against irritants and toxins (e.g., micro crystals, carcinogens and acid) in the urine and serves as an important defense mechanism against bacterial adherence. Many researchers believe that a large number of IC patients (over 70%) have “leaky” or deficient GAG layers in their bladder.

Uracyst® is typically instilled weekly for six weeks, then once a month until symptoms resolve. Because these types of cystitis are typically chronic diseases of no known cause, patients will usually require re-treatment after a variable period of time when symptoms recur.

The Company has been issued patents in the United States, Europe, China, Japan, Australia and Canada for the use of Uracyst® treatments and has international patents pending. Uracyst® is classified in Canada by TPD as a medical device under the Medical Devices Regulations of the Food and Drugs Act (Canada).

Interstitial Cystitis and Treatment Options: IC is a chronic inflammation of the bladder wall and is often associated with painful symptoms of the lower abdomen. Unlike common cystitis, IC is not caused by bacteria and does not respond to conventional antibiotic therapy. IC can affect people of any age, race or sex, but is more frequently diagnosed in women.

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

Fiorinal®/Fiorinal® C

Fiorinal® and Fiorinal® C (acetylsalicylic acid, caffeine and butalbital tablets and capsules; acetylsalicylic acid, caffeine, butalbital and codeine capsules) were acquired from Novartis in October 2014. Fiorinal® and Fiorinal® C were originally approved by Health Canada in 1970 for the relief of tension-type headache. The market for prescription tension-type headache products in Canada is estimated by management to be $30-40 million annually.

Fiorinal® is a fixed dose combination drug which combines the analgesic properties of acetylsalicylic acid (ASA), with the anxiolytic and muscle relaxant properties of butalbital, and the central nervous system stimulant properties of caffeine. Fiorinal® C expands on the properties of Fiorinal® with the additional analgesic effect of codeine. Fiorinal® and Fiorinal® C are the only prescription products indicated for relief of tension type headaches. Fiorinal® and Fiorinal® C are currently marketed in hard gelatin capsules containing 330mg ASA, 40mg caffeine, 50mg butalbital, and in the case of Fiorinal® C, the addition or 15mg or 30mg of codeine. Codeine and butalbital are both habit-forming and potentially abusable. Consequently, the extended use of Fiorinal® or Fiorinal® C is not recommended. Fiorinal® and Fiorinal® C are associated with exacerbation of headache (medication overuse headaches) in susceptible patients. Repeated use of Fiorinal® and Fiorinal® C can lead to “rebound” headaches as each dose wears off.  With repeated doses physical and psychological dependence can develop. In addition to dependence, butalbital-containing products can lead to tolerance, and at higher doses can produce withdrawal symptoms after discontinuation.

Tension-Type Headache in Canada: The annual prescription tension-type headache market in Canada is valued at approximately $30 to $40 million. Tension-type headaches are the most common type of headache and are caused by muscle tightening in the back of the neck or scalp. These headaches are typically triggered by emotional stress, fatigue or depression. There are two classifications of tension-type headache; episodic tension headaches, which occur randomly and less frequently; and, chronic tension headaches, which may occur daily or continually and the intensity of the pain may vary during a 24-hour cycle.  Tension headaches differ from migraine headaches due to the lack of aura, photophobia, phonophobia and/or nausea.

Competitive Analysis: Tension-type headache may be treated with OTC NSAIDs like Tylenol®, Advil®, Aleve®, or Aspirin®. Prescription NSAIDs may also be used, such as Naprosyn®, Anaprox®, Toradol®, as well as prescription analgesic/opiate combinations like Percocet®, Tylenol® with codeine, and Fiorinal®/Fiorinal® C. In spite of a number of possible treatment options for treating tension-type headaches, all of these treatments are without a formal indication from Health Canada. The Company considers the competitive market as the prescription NSAID and prescription analgesic/opiate combination class, which has an estimated tension-type headache value of $30-40 million annually in Canada. The OTC market for tension-type headache is estimated to be exponentially larger given the large patient population, however the true value is extremely difficult to determine considering the broad range of indications OTC NSAIDs are used for.

Visken®/Viskazide®

Visken® and Viskazide® (pindolol tablets; pindolol and hydrochlorothiazide fixed dose combination tablets) were acquired from Novartis in October 2014.  Visken and Viskazide were originally approved by Health Canada in 1978 and 1983, respectively. Visken® is indicated for the treatment of mild to moderate hypertension (high blood pressure) as well as the prophylaxis (prevention) of angina pectoris. Viskazide® is indicated for the maintenance therapy of patients with hypertension who require pindolol and hydrochlorothiazide in the dosage and ratios present in Viskazide®. Both products are considered beta-blockers. According to IMS Health, an audited third party provider of sales data, the market for beta-blockers in Canada is approximately $135 million annually.

Visken® (pindolol) is a beta-adrenergic-receptor-blocking agent which possesses partial agonist activity (intrinsic sympathomimetic activity - I.S.A.). Visken® is usually used in combination with other drugs, particularly a thiazide diuretic. However, it may be used alone as an initial agent in those patients in whom, in the judgment of the physician, treatment should be started with a beta-blocker rather than a diuretic. The mechanism of the antihypertensive effect of Visken® has not been established. Among the factors that may be involved are: a) competitive ability to antagonize catecholamine-induced tachycardia at the beta-receptor sites in the heart, thus decreasing cardiac output; b) a reduction in total peripheral resistance; c) inhibition of the vasomotor centres; and, d) inhibition of renin release by the kidneys. The mechanism of the antianginal effect of Visken has not been established. Visken® may reduce the oxygen requirement of the heart at any level of effort by blocking catecholamine induced increases in the heart rate, systolic blood pressure, and the velocity and extent of myocardial contraction. However, oxygen requirements may be increased by such actions as increases in left ventricular fibre length, end diastolic pressure and the systolic ejection period. When the net effect is beneficial in patients with angina, it manifests itself during exercise or stress by delaying the onset of pain and reducing the incidence and severity of anginal attacks.

Viskazide® combines the antihypertensive activity of two agents: a beta-adrenergic receptor-blocking agent (pindolol) and a diuretic (hydrochlorothiazide). Hydrochlorothiazide increases excretion of sodium and chloride in approximately equivalent amounts, and may cause a simultaneous, usually minimal, loss of bicarbonate. Natriuresis is usually accompanied by some loss of potassium. The mechanism of the antihypertensive effect of thiazides may be related to the excretion and redistribution of body sodium. Hydrochlorothiazide usually does not decrease normal blood pressure. The combination of pindolol with thiazide-like diuretics has been shown to be compatible and generally more effective than either of the drugs used alone in reducing elevated blood pressure. Special caution should be exercised when administering Visken® or Viskazide® to patients with a history of heart failure. Patients with angina should be warned against abrupt discontinuation of Visken or Viskazide®. There have been reports of severe exacerbation of angina, and of myocardial infarction or ventricular arrhythmias occurring in patients with angina pectoris, following abrupt discontinuation of beta-blocker therapy. Various skin rashes and conjunctival xerosis have been reported with beta-blockers, including Visken® and Viskazide®. Sinus bradycardia may occur with the use of Visken® due to unopposed vagal activity remaining after blockade of Beta 1-adrenergic receptors.

Hypertension and Beta-Blockers in Canada: The annual prescription beta-blocker market in Canada is valued at approximately $135 million. According to CHEP (Canadian Hypertension Education Program) more than one in five adult Canadians has hypertension and the lifetime risk of developing hypertension is approximately 90%. CHEP also states that over 90% of Canadians with hypertension have additional cardiovascular risk factors, including an unhealthy diet, high dietary sodium intake, tobacco use, physical inactivity, abdominal obesity, dyslipidemia, and dysglycemia. Blood pressure and other cardiovascular risk factors can be improved by following a healthy diet, engaging in regular physical activity, moderating alcohol consumption, reducing dietary sodium, avoiding tobacco exposure and managing high stress levels. Most people with hypertension require lifestyle changes and pharmacotherapy to achieve recommended blood pressure targets. Diuretics like hydrochlorothiazide are often required for “resistant” hypertension.

Competitive Analysis: Hypertension is typically treated with a variety of therapeutic agents including diuretics, beta-blockers, calcium channel blockers, angiotensin II receptor blockers (ARBs), and angiotensin-converting-enzyme inhibitors (ACE inhibitors). CHEP guidelines recommend initial monotherapy with one of the agents listed above.  If blood pressure targets are not achieved with monotherapy, then polytherapy utilizing a combination of the agents listed above is recommended. Other products in the beta-blocker class include; propranolol (Inderal® - Pfizer/Wyeth), metoprolol (Lopressor® - Novartis), carvedilol (Coreg® - GSK), labetalol (Trandate® - Paladin Labs (ENDO International plc)), timolol (Blocadren® - Merck), bisoprolol (Monocor® - Biovail/Valeant) and the recently launched nebivolol (Bystolic® - Actavis/Forest). The Company considers the competitive market as the beta-blocker and beta-blocker diuretic fixed dose combination class, which has an estimated value of $135 million annually in Canada.

Product Development Strategy

Tribute is an emerging specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. In addition to growing the business in Canada, the Company is also building revenues through out-licensing its current products to international markets, the cost of such activities is borne directly by the customers.

Tribute’s future product development efforts will be focused initially on developing strategic partners to assist Tribute in gaining regulatory approval in the U.S. and other key international markets for NeoVisc® and Uracyst®.

Tribute obtained FDA clearance for an investigational new drug related to Bezalip SR in October 2013. The fibrate and prescription fish oil market alone is estimated at approximately $2.5 billion annually in the U.S. and the Company will explore all possibilities to obtain a market authorization for Bezalip SR in the U.S. including, but not limited to, identifying a development and commercialization partner for Bezalip SR. In March 2014, the Company entered into an agreement with JSB-Partners ("JSB"), a global life sciences advisor, to support Tribute in finding a co-development and commercial partner for the Company's Bezalip® SR (bezafibrate) in the U.S.

Sales and Marketing

Tribute’s sales and marketing strategy is focused on the organic growth of existing marketed products through several key activities. First, the Company's sales force ensures that it targets known prescribers of its medications or medications that compete with its products. The Company creates demand by providing customers with reliable and trustworthy information from credible sources and by coordinating and facilitating continuing health education events in targeted areas. Second, the Company supports its products by providing physicians and other healthcare practitioners with quality patient care materials. And third, the Company ensures that its products are easy to purchase through all major wholesalers and distributors in Canada and manages its supply chain efficiently to ensure that it can meet demand.

Tribute considers its sales force to be very experienced and well trained. All of the Company's representatives have experience from other pharmaceutical companies including many of the largest companies in the industry. Additionally, Tribute offers its representatives a competitive incentive plan based on the achievement of results.

Manufacturing

Tribute currently outsources the manufacturing of its proprietary products to pharmaceutical manufacturing facilities operated by third party contractors. These facilities are in compliance with applicable Health Canada, TPD division medical device guidelines and current Good Manufacturing Practice (“cGMP”) regulations. The Company believes these facilities have sufficient excess capacity at present to meet the Company’s short and long term objectives. A significant interruption in the supply of any of the Company’s products could impair the successful marketing of such products.

The Company's licensed products are manufactured by authorized, third-party, contract manufacturing organizations in various places throughout the world. The Company's manufacturers are all cGMP compliant and approved fabricators of pharmaceutical products according to Health Canada.

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

The Company, as a common practice for all of its products, maintains several months of inventory (including raw materials and finished goods) at any given time to mitigate against any risks of potential manufacturing disruptions.  The Company did not experience any product disruptions of any significance in 2014.

The Industry

The pharmaceutical industry is highly competitive and is characterized by rapidly changing technology. Tribute believes that competition in its markets is based on, among other things, product safety, efficacy, convenience of dosing, reliability, availability and price. The market is dominated by a small number of highly-concentrated global competitors, many of which boast substantially greater resources than the Company. Given the size and scope of the competition, there can be no assurance that the Company will maintain or grow its current market position in its therapeutic areas, or that developments by others will not render the Company’s products or technologies non-competitive or obsolete. Also, many current and potential competitors of the Company may have greater name and brand recognition, or may enjoy more extensive customer relationships that could be leveraged to gain market share to the Company’s detriment. The Company is unaware of any competitors who may be able to complete the regulatory approval process more rapidly than the Company and therefore may achieve market entry ahead of the Company’s products.

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

See also “Item 1. Business – Products” for a discussion of the other products that specifically compete with the Company’s products.

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

REGULATORY, QUALITY ASSURANCES, SAFETY AND MEDICAL INFORMATION

Tribute currently utilizes a combination of internal and outsourced resources to address all of its quality assurance, regulatory affairs, pharmacovigilance and medical information needs. Tribute’s London, Ontario facility maintains a Health Canada Drug Establishment License and is ISO 13485 approved. The Company is compliant with all regulatory guidelines and reporting obligations as of the issuance of this report.

Canadian Regulatory Overview

The Therapeutic Products Directorate (the "TPD") is the Canadian federal authority that regulates, evaluates and monitors the safety, effectiveness, and quality of drugs, medical devices, biologics and other therapeutic products available to Canadians. The TPD is part of Health Canada. The TPD’s regulatory process for review, approval and regulatory oversight of products is similar to the regulatory process conducted by the FDA in the United States, the European Medicines Agency (“EMA”) in the European Union, and other regulatory agencies around the world.

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

All establishments engaged in the fabrication, packaging/labeling, importation, distribution, wholesale and operation of a testing laboratory relating to drugs are required to hold a Drug Establishment License unless expressly exempted under the Food and Drugs Regulations. The basis for the issuance of a Drug Establishment License is compliance with current GMP as determined by inspection. Foreign sites whose products are being imported into Canada are also required to demonstrate GMP compliance.

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

Hospital products or products dispensed in the hospital are treated differently in Canada. All medications taken while in a hospital are fully reimbursed by the provincial governments. If a patient leaves the hospital and is prescribed a drug to be taken at home, this prescription would be paid for either by cash, private insurance or public insurance plans.

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

Patent and Proprietary Protection

The Company is able to protect its technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of the Company's business.

The Company currently has patents issued for Uracyst® that include a low dose patent in both the United States (Patent No. 6,083,933 –- issued 07/04/2000 and expiring 04/19/2019) and Canada (Patent No. 2,269,260 – issued 12/31/2002 and expiring 04/16/2019). In addition, the Company has approved patents for its high dose product in Australia (Patent No. AU 2004212650 – issued 11/05/2009 and expiring 02/18/2024), Canada (Patent No. 2,515,512 – issued 07/10/2012 and expiring 02/18/2024), China (Patent No. ZL200480006467.1 – issued 05/26/2010 and expiring 02/18/2024), Europe (Patent No. 1,603,578 – issued 10/29/2014 and expiring 02/18/2024), the United States (Patent No. US 7,772,210 – issued 08/10/2010, Patent No. US 8,084,441 – issued 12/27/2011, Patent No. 8,334,276 – issued 12/18/2012, and Patent No. 8,778,908 – issued 07/15/2014, each expiring 02/19/2023), and Japan (Patent JP 4,778,888 – issued 07/08/2011 and expiring 02/18/2024). Jurisdictions with patents pending related to the high dose Uracyst® include: India, and Israel. Uracyst® is classified as a medical device in all countries in which it currently has approval.

The Company has rights to patents on Cambia® through its licensing agreement with Depomed, Inc. (previously Nautilus Neuroscience) (Patent No. 2,254,144 expiring 05/15/2017) and there is also one patent pending for Cambia® in Canada.

The Company has rights to patents covering bilastine through its licensing agreement with Faes Farma SA (Patent Nos. 2,206,754 issued 01/23/2007 and expiring 06/03/2017; and 2,484,460 issued 09/29/2009 and expiring 04/19/2022).

While trade secret protection is an essential element of the Company's business and it has taken security measures to protect its proprietary information and trade secrets, the Company cannot give assurance that its unpatented proprietary technology will afford it significant commercial protection. The Company seeks to protect its trade secrets by entering into confidentiality agreements with third parties, employees and consultants. The Company's employees and consultants also sign agreements requiring that they assign to the Company their interests in intellectual property arising from their work for the Company. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with the Company and not to disclose or misuse its confidential information. However, it is possible that these agreements may be breached or invalidated, and if so, there may not be an adequate corrective remedy available. Accordingly, the Company cannot ensure that employees, consultants or third parties will not breach the confidentiality provisions in the Company's contracts, infringe or misappropriate the Company's trade secrets and other proprietary rights or that measures the Company is taking to protect its proprietary rights will be adequate.

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

On November 9, 2010, the Company signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the license agreement and on September 30, 2012 executed the second amendment to the license agreement. Aggregate payments of US$1,000,000 were issued under this agreement, which included an upfront payment to Nautilus upon the execution of the agreement and an amount payable upon the first commercial sale of the product. These payments have been included in intangible assets and will be amortized over the life of the license agreement, as amended.  Up to US$6,000,000 in additional one-time performance based sales milestones, based on a maximum of six different sales tiers, are payable over time, due upon achieving annual net sales ranging from US$2,500,000 to US$20,000,000 in the first year of the achievement of the applicable milestone. Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

Subsequent to the Company’s acquisition of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. additional license agreements, as described herein, have been executed:

On May 13, 2014, Tribute entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada. The exclusive license is inclusive of prescription and non-prescription rights for bilastine, as well as adult and paediatric presentations in Canada. Sales of bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($373,576) with the remaining milestone payments based on the achievement of specific events, including the approval of bilastine from Health Canada and net sales milestones.

On October 2, 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Novartis (together with the Company, the “Parties”) pursuant to which the Company acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide® for the relief of pain from headache and for the treatment of cardiovascular conditions (in this paragraph defined as the “Novartis Products”), as well as certain other assets relating to the Novartis Products, including certain intellectual property, marketing authorizations and related data, medical, commercial and technical information, and the partial assignment of certain manufacturing and supply agreements and tenders with third parties (the “Acquired Assets”). The Company also assumed certain liabilities arising out of the Acquired Assets and the Licensed Assets (as described below) after the acquisition, including product liability claims or intellectual property infringement claims by third parties relating to the sale of the Novartis Products by the Company in Canada. In connection with the acquisition of the Acquired Assets, and pursuant to the terms of the Asset Purchase Agreement, the Company concurrently entered into a license agreement with Novartis AG, Novartis Pharma AG and Novartis Pharmaceuticals Canada Inc. (the “License Agreement”, and, together with the Asset Purchase Agreement, the “Agreements”). Pursuant to the terms of the License Agreement, the Novartis entities agreed to license to the Company certain assets relating to the Novartis Products, including certain intellectual property, marketing authorizations and related data, and medical, commercial and technical information (the “Licensed Assets”). The Company concurrently entered into a supply agreement with Novartis Pharma AG, pursuant to which Novartis Pharma AG agreed to supply the Company with the requirements of Novartis Products for sale for a transition period until the Company is able to transfer the marketing authorizations to the Company. The consideration paid for the Acquired Assets and the Licensed Assets was $32,000,000 in cash.

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

Employees

The Company currently employs forty-two employees including thirty-eight full-time, two part-time and two contract employees. Twenty-eight of these employees are in sales and marketing and the remainder are in management and administration positions. The Company may add additional staff in areas that its management may feel is necessary for the successful operation of the Company.

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

Customers

During the year ended December 31, 2014, the Company had three significant pharmaceutical wholesale customers that account for 60.1% (McKesson Pharmaceutical – 33.3%, Kohl & Frisch – 11.8% and Shoppers Drug Mart Inc. - 15.0%) of the Company’s sales. This is normal and customary in the Canadian pharmaceutical business. These are well known and highly respected customers that have a solid track record of paying all outstanding amounts owing on time and the Company does not anticipate that this will materially change in 2015.

Tribute's Website

Tribute's website address is www.tributepharma.com. Information found on Tribute's website is not incorporated by reference into this report. Tribute makes available free of charge through its website its Securities and Exchange Commission (“SEC”), filings filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnish it to, the SEC. The Company will also make available all financial reports filed in accordance with United States generally accepted accounting principles (“US GAAP”) on SEDAR through its website www.sedar.com. The Company invites investors and interested parties to sign up for “Email Alerts” on the Company’s website to receive information such as press releases as they become available.

ITEM 1A.    RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K before making an investment decision with regard to the Company’s securities. The statements contained in or incorporated into this annual report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, the Company’s business, financial condition, results of operations or prospects could be harmed. In that case, the trading price of the Company’s common shares could decline, and you may lose all or part of your investment.

Risks Related to the Company’s Business

The Company has incurred significant losses since its inception. If the Company is unable to achieve and then maintain profitability, the market value of the Company’s common shares will likely decline.

As of December 31, 2014, the Company had an accumulated deficit of approximately $19.9 million. Because of the numerous risks and uncertainties associated with the Company’s products and licensed products, it is unable to predict with any certainty the extent of any future losses. If the Company is unable to maintain profitability, the market value of the Company’s common shares will likely decline.

The Company may require additional financing to fund and/or expand its operations in the future.

The Company cannot provide any assurance that it may not need additional financing to fund and/or to expand its operations in the future. If the Company requires such additional funding, the Company’s inability to obtain such additional funding or its inability to obtain funding on favorable terms could have a material adverse effect on its operations and its strategic development plan for future growth.

As future growth and operations may need to be financed out of funds generated from financing activities, the Company’s ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the pharmaceutical industry and the Company’s securities, in particular.

Should the Company seek to obtain additional capital through the issuance of securities, by way of either private placements or public offerings or otherwise, there can be no assurance that the Company’s efforts to raise such funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on terms favorable to the Company, it may have to reduce substantially or eliminate its development plan for future growth and its expenditures, production and marketing of the Company’s products or licensed products or obtain funds through arrangements with corporate partners that require the Company to relinquish rights to certain of its technologies or products. There can be no assurance that the Company will be able to raise additional capital if its current capital resources are exhausted.

The Company’s quarterly operating results may fluctuate significantly.

The Company expects its operating results to be subject to quarterly fluctuations. The Company’s net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to the Company’s products or licensed products;
●	regulatory developments affecting the Company’s products or licensed products;
●	the Company’s execution of any collaborative, licensing or similar arrangements, and the timing of payments the Company may make or receive under these arrangements;
●	the level of underlying demand for the Company’s products and licensed products and wholesalers’ buying patterns; and
●	the continued market acceptance of the Company’s licensed products and the market acceptance of the Company’s newly developed products.

If the Company’s quarterly operating results fall below the expectations of investors or securities analysts, the price of the Company’s common shares could decline substantially. Furthermore, any quarterly fluctuations in the Company’s operating results may, in turn, cause the price of the Company’s common shares to fluctuate substantially.

If the Company loses its license from any licensors, the Company may be unable to continue a substantial part of its business.

The Company has licensed certain assets, including certain intellectual property, marketing authorizations and related data, and medical commercial and technical information, used in a substantial part of the Company’s business. Such license agreement, may be terminated by the licensor if the Company is in breach of its obligations under, or fails to perform any terms of, the agreement and fails to cure that breach. If such license agreements is terminated, then the Company may lose its rights to utilize the intellectual property and other assets covered by that agreement to manufacture, market, promote, distribute and sell the licensed products, which may prevent the Company from continuing a substantial part of its business and may result in a material and serious adverse effect on the Company’s financial condition, results of operations and any prospects for growth.

The Company’s failure to successfully discover, acquire, license or develop and market additional product candidates or approved products would impair the Company’s ability to grow.

As part of the Company’s growth strategy, it intends to acquire, license or develop and market additional products and product candidates. The Company is pursuing various therapeutic opportunities through its pipeline. The product candidates to which the Company allocates its resources may not end up being successful. In addition, because the Company’s internal research capabilities are limited, it may depend upon pharmaceutical and biotechnology and other researchers to sell or license products or technology to it. The success of this strategy depends partly upon the Company’s ability to identify, select, discover, license and/or acquire promising pharmaceutical product candidates and products for Canada and elsewhere. Failure of this strategy would impair the Company’s ability to grow.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with the Company for the license or acquisition of product candidates and approved products. The Company may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or the Company may fail to realize the anticipated benefits of such efforts. The Company may not be able to acquire the rights to additional product candidates on terms that the Company finds acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of the Company’s business and diversion of management’s time and attention to develop acquired products or technologies;
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	difficulty in combining the operations and personnel of any acquired businesses with the Company’s operations and personnel;
●	increased amortization expenses;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to motivate key employees of any acquired businesses.

Further, any product candidate that the Company acquires may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by Regulatory Authorities (as defined below). All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by Regulatory Authorities.

If the Company makes strategic acquisitions, it will incur a variety of costs and might never realize the anticipated benefits.

There are accretive and non-accretive acquisitions of pharmaceutical products. Since the valuations of product acquisitions are based on a forecast over a specified time-period, there is some risk inherent with all acquisitions. When appropriate opportunities become available, the Company might attempt to acquire approved products, additional drug candidates, technologies or businesses that it believes are a strategic fit with the Company’s business. If the Company pursues any transaction of that sort, the process of negotiating the acquisition and integrating an acquired product, drug candidate, technology or business might result in operating difficulties and expenditures and might require significant management attention that would otherwise be available for ongoing development of the Company’s business, whether or not any such transaction is ever consummated. Moreover, the Company might never realize the anticipated benefits of any acquisition or forecasted sales may not materialize. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent or other liabilities, or impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm the Company’s financial condition. However, some acquisitions are accretive in nature and for the completion of a successful accretive transaction the benefits may outweigh the risks.

Although the Company conducts due diligence reviews of its acquisition targets, such processes may fail to reveal significant liabilities. Acquisitions involve numerous risks, including:

●	problems integrating the purchased operations, facilities, technologies or products;
●	unanticipated costs and other liabilities;
●	diversion of management’s attention from the Company’s core businesses;
●	adverse effects on existing business relationships with current and/or prospective partners, customers and/or suppliers;
●	risks associated with entering markets in which the Company has no or limited prior experience; and
●	potential loss of key employees.

In addition, the Company may acquire companies that have insufficient internal financial controls, which could impair the Company’s ability to integrate the acquired company and adversely impact its financial reporting.

In 2014, the Company acquired from Novartis Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide®, and also acquired certain assets and assumed certain liabilities relating to those products. The Company concurrently entered into a license agreement with Novartis whereby it licenses certain assets relating to those products, including certain intellectual property, marketing authorizations and related data, and medical, commercial and technical information. The Company may not realize the anticipated benefits of, and could be subject to additional liabilities relating to, such acquisition and license arrangement, which could have a material adverse effect on the Company’s financial condition.

If the Company fails in its integration efforts with respect to any of its acquisitions, the Company’s business and financial condition may be adversely affected.

The Company may not be able to compete with treatments now being developed and marketed, or which may be developed and marketed in the future by other companies.

The Company’s products and licensed products will compete with existing and new therapies and treatments and numerous pharmaceutical and biotechnology companies, hospitals, research organizations, individual scientists and nonprofit organizations are engaged in the development of alternatives to the Company’s technologies and products. Some of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than does the Company. Collaborations or mergers between large pharmaceutical or biotechnology companies with competing drugs and technologies could enhance the Company’s competitors’ financial, marketing and other resources. Developments by other drug companies could make the Company’s products or technologies uncompetitive or obsolete. Accordingly, the Company’s competitors may succeed in developing competing drugs or technologies, obtaining regulatory approval for products or gaining market acceptance more rapidly than the Company can.

If government programs and insurance companies do not agree to pay for or reimburse patients for the Company’s pharmaceutical products and licensed products, the Company’s success will be impacted.

Sales of the Company’s products and licensed products will depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third-party payers will pay, or pay in full, for the products. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company’s products or licensed products are approved for marketing and any such changes could further limit reimbursement. The availability and amount of such reimbursement could adversely affect the Company’s results of operations and financial condition.

The Company and its partners are subject to extensive Canadian, U.S. and foreign government regulation, including the requirement of approval before products may be manufactured or marketed.

The Company, its present and future collaboration partners, and the drug product candidates developed by, or licensed to, the Company or in collaboration with partners are subject to extensive regulation by governmental authorities in Canada, the U.S. and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions: warning letters, fines and other civil penalties, unanticipated expenditures, delays in approving or refusal to approve a product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution.

The product candidates of the Company and its partners cannot be marketed in Canada, the U.S. or any other jurisdiction without regulatory approval from a regulatory authority such as Health Canada or the FDA (“Regulatory Authority”). Obtaining regulatory approval from a Regulatory Authority requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, including, without limitation, citizen’s petitions or other filings with the Regulatory Authority, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner by any Regulatory Authority. If the Company’s or its partners’ product candidates are not approved in a timely fashion, or are not approved at all, the Company’s business and financial condition may be adversely affected.

In addition, both before and after regulatory approval, the Company, its collaboration partners and its product candidates are subject to numerous requirements by Regulatory Authorities covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. These requirements may change and additional government regulations may be promulgated that could affect the Company, its collaboration partners or its product candidates. The Company cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in Canada, the U.S. or abroad.

Such laws and regulations could hinder or prevent the Company from successfully developing and commercializing Bezalip® SR (bezafibrate) for the United States market pursuant to its exclusive license, or any other product candidates.  The Company could fail to successfully obtain the required approvals for its two currently unmarketed products, including bilastine, which is pending registration from Health Canada and MycoVaTM, which has not been filed with Health Canada. There can be no assurance that neither the Company nor any of its partners will be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company’s business.

Even if regulatory approvals are obtained for the Company’s products and licensed products, such products will be subject to ongoing regulatory review. If the Company or a partner fails to comply with continuing Canadian, U.S. and foreign regulations, the approvals to market the Company’s products and licensed products could be lost and the Company’s business would be materially adversely affected.

Following any initial Health Canada, FDA or foreign regulatory approval of any drugs the Company or a partner may develop, such drugs, will continue to be subject to regulatory review, including the review of adverse drug experiences, safety reports and clinical results that are reported after such drugs are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any drug candidates will also be subject to periodic review and inspection by regulatory authorities, including Health Canada and/or the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Marketing, advertising and labeling also will be subject to regulatory requirements and continuing regulatory review. The failure to comply with applicable continuing regulatory requirements may result in fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Materials necessary to manufacture the Company’s products and licensed products may not be available on commercially reasonable terms, or at all, which may result in reduced revenues due to product shortages.

The Company relies on third-party manufacturers to manufacture its products and licensed products.  Most of the Company’s third-party suppliers purchase, on its behalf, the materials necessary to produce the finished, final product for sale including the active pharmaceutical ingredients (“APIs,”) and other such materials necessary to produce finished, saleable products for the commercial distribution of the Company’s products and licensed products. In the event that suppliers of a product, ingredient or any materials the Company needs to manufacture or package its products or licensed products are not available or not for sale at the time the Company needs such ingredient or material in order to meet the Company’s required delivery schedule or on commercially reasonable terms, then the Company could be at risk of a product shortage or stock-out. The Company relies on its suppliers in many cases to ensure the adequate supply of ingredients, API’s and packaging material and for the timely delivery of orders placed by the Company. Should the Company experience a shortage in supply of a product, licensed product, or API, any material sales of such product or licensed product could be harmed or reduced and the Company’s ability to generate revenues from such product or licensed product may be impaired.

The Company’s product candidates, products and licensed products may not gain acceptance or continued acceptance among physicians, patients and the medical community, thereby limiting the Company’s potential to generate revenues.

The degree of market acceptance or continued market acceptance of the Company’s product candidates (if approved for commercial sale by a Regulatory Authority), products or licensed products by physicians, healthcare professionals and third-party payers, and the Company’s profitability and growth, will depend on a number of factors, including:

●	Demonstration of efficacy;
●	Changes in the practice guidelines and the standard of care for the targeted indication;
●	Relative convenience and ease of administration;
●	The prevalence and severity of any adverse side effects;
●
Budget impact of adoption of the Company’s product or licensed product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

●	Pricing and cost effectiveness, which may be subject to regulatory control;
●	Effectiveness of the Company’s or any of its partners’ sales and marketing strategies;
●	The final product labeling or product insert required by Regulatory Authorities; and
●	The availability of adequate third-party insurance coverage or reimbursement.

If any product candidate or product that the Company acquires, licenses or develops does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate (if approved for commercial sale by a Regulatory Authority), product or licensed product likely will not achieve market acceptance or continued market acceptance. The Company’s ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including the Company’s ability to produce a product at a competitive price and the Company’s ability to obtain sufficient third-party coverage or reimbursement. If any product candidate, product or licensed product is approved but does not achieve an adequate level of acceptance, or continued acceptance, by physicians, patients and third-party payers, the Company’s ability to generate revenues from that product or licensed product would be substantially reduced. In addition, the Company’s efforts to educate the medical community and third-party payers on the benefits of the Company’s product candidates, products or licensed products may require significant resources, may be constrained by Regulatory Authority rules and policies on product promotion and may never be successful.

Guidelines and recommendations published by various organizations can impact the use of the Company’s products and licensed products.

Government agencies promulgate regulations and guidelines directly applicable to the Company and to its products and licensed products. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of the Company’s products or licensed products or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of the Company’s products and licensed products.

The Company has limited manufacturing experience or resources, and the Company must incur significant costs to develop this expertise or rely on third parties to manufacture the Company’s products and licensed products.

Tribute relies on several contract manufacturers for the Company’s supply of products and licensed products. There are risks inherent in pharmaceutical manufacturing that could affect the ability of the Company’s contract manufacturers to meet the Company’s delivery time requirements or provide adequate amounts of material to meet the Company’s needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in the Company’s development process, as well as additional expense to the Company. To fulfill the Company’s requirements, if any, the Company may also need to secure alternative suppliers for the Company’s products or licensed products. In addition to the manufacture of certain of the Company’s products and licensed products, the Company may have additional manufacturing requirements related to the technology required for any of the Company’s products or licensed products. In some cases, the delivery technology the Company utilizes is highly specialized or proprietary, and for technical and legal reasons, the Company may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by these manufacturers to properly formulate the Company’s products or licensed products for delivery could also result in unusable product and cause delays in the Company’s discovery and development process, as well as additional expense to the Company.

The manufacturing process for any products based on the Company’s technologies that the Company or its partners may develop is subject to regulatory approvals from Regulatory Authorities and compliance with ongoing regulatory requirements, and together with the Company’s partners the Company needs to contract with manufacturers who can meet all applicable regulatory guidelines and requirements. In addition, if the Company receives the necessary regulatory approval for any product candidate, it also expects to rely on third parties, including its commercial partners, to produce materials required for commercial supply. The Company may experience difficulty in obtaining adequate manufacturing capacity for its needs. If the Company is unable to obtain or maintain contract manufacturing for its product candidates, products or licensed products, or to do so on commercially reasonable terms, the Company may not be able to successfully develop and commercialize its products or licensed products.

To the extent that the Company enters into manufacturing arrangements with third parties, the Company will depend on these third parties to perform its obligations in a timely manner and consistent with regulatory requirements, including those related to quality control and quality assurance. The failure of a third-party manufacturer to perform its obligations as expected could adversely affect the Company’s business in a number of ways, including:

●	the Company may not be able to initiate or continue pre-clinical and clinical trials of products or licensed products that are under development;
●	the Company may be delayed in submitting regulatory applications, or receiving regulatory approvals, for the Company’s product candidates;
●	the Company may lose the cooperation of the Company’s partners;
●	the Company’s products or licensed products could be the subject of inspections by Regulatory Authorities;
●	the Company may be required to cease distribution or recall some or all batches of the Company’s products or licensed products; and
●	the Company potentially may be unable to meet commercial demands for the Company’s products or licensed products.

If a third-party manufacturer with whom the Company contracts fails to perform its obligations, the Company may be forced to manufacture the materials itself, for which the Company may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which the Company may not be able to do on reasonable terms, if at all or within acceptable timelines. In some cases, the technical skills required to manufacture the Company’s product or licensed product may be unique to the original manufacturer and the Company may have difficulty transferring such skills to a back-up or alternate supplier, or the Company may be unable to transfer such skills. In addition, if the Company is required to change manufacturers for any reason, the Company will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect the Company’s ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of the Company’s product candidate that such manufacturer owns independently. This would increase the Company’s reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have another third party manufacture the Company’s products or licensed products.

The Company’s products and licensed products may become obsolete.

The pharmaceutical industry is characterized by rapidly changing markets, technology, emerging industry standards and frequent introduction of new products. The introduction of new products embodying new technologies, including new manufacturing processes and the emergence of new industry standards may render the Company’s products and licensed products obsolete, less competitive or less marketable. The process of developing the Company’s products and licensed products is extremely complex and requires significant continuing development efforts and third party commitments. The Company’s failure to develop new products and the obsolescence of existing products could adversely affect the Company’s business.

The Company may be unable to anticipate changes in the Company’s potential customer requirements that could make the Company’s existing products and licensed products obsolete. The Company’s success will depend, in part, on its ability to continue to enhance the Company’s existing products, develop new products that address the increasing sophistication and varied needs of the market, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of the Company’s products and licensed products entails significant technical and business risks. The Company may not be successful in adapting to evolving customer or medical requirements or preferences or emerging industry standards.

The Company faces competition in its markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than the Company has.

As set forth elsewhere in this annual report, the Company’s products and licensed products face competition from products which may be used as an alternative or substitute therefor.  In addition, the Company competes with several large companies in the healthcare industry. To the extent these companies, or new entrants into the market, offer comparable products at lower or similar prices, the Company’s business could be adversely affected. The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. There can be no assurance that the Company will have sufficient resources to maintain the Company’s current competitive position.

The current Canadian, U.S. and global economic conditions could materially adversely affect the Company’s results of operations and business condition.

The Company’s operations and performance depend significantly on economic conditions. Over the past number of years, the Canadian, U.S. and global economy has experienced a prolonged economic downturn. Further, economic conditions in Canada have recently deteriorated. While economic conditions in the U.S. have recently improved, there is continued uncertainty regarding the timing or strength of any economic recovery. If the current economic situation remains weak or deteriorates further, the Company’s business could be negatively impacted by reduced demand for the Company’s products or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. Any of these risks, among other economic factors, could have a material adverse effect on the Company’s financial condition and operating results, and the risks could become more pronounced if the problems in Canada, the U.S. and global economies become worse.

The Company is heavily dependent on its senior management, and a loss of a member of its senior management team or its failure to attract, assimilate and retain other highly qualified personnel in the future, could harm its business.

If the Company loses members of its senior management, it may not be able to find appropriate replacements on a timely basis, and its business could be adversely affected. The Company’s existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Rob Harris, its Chief Executive Officer and Scott Langille, its Chief Financial Officer. If the Company were to lose Mr. Harris and/or Mr. Langille, it may not be able to find appropriate replacements on a timely basis and its financial condition and results of operations could be materially adversely affected.

In addition, to execute the Company’s growth plan, the Company must attract and retain highly qualified personnel. Competition for these employees is intense, and the Company may not be successful in attracting and retaining qualified personnel. The Company could also experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which the Company competes for experienced personnel have greater resources than the Company has. If the Company fails to attract new personnel, or fails to retain and motivate its current personnel, its business and future growth prospects could be severely harmed.

The Company is controlled by its current directors, officers and principal shareholders.

As at the date of this report, the Company’s directors, executive officers, and certain of their affiliates own approximately 31.1% of the Company’s outstanding common shares. Accordingly, the Company’s directors, executive officers, certain of their affiliates will have substantial influence on the ability to control the election of the Company’s board of directors and the outcome of issues submitted to the Company’s shareholders.

The Company’s business may be affected by factors outside of its control.

The Company’s ability to increase sales, and to profitably distribute and sell its products and services, is subject to a number of risks, including changes in the Company’s business relationships with its principal distributors, competitive risks such as the entrance of additional competitors into the Company’s markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

The Company relies on strategic partners to distribute and sell in over 20 countries pursuant to licensing agreements two of the Company’s proprietary products, NeoVisc® and Uracyst®. The risks discussed herein may hinder or prevent the Company’s strategic partners from successfully distributing and selling those products, which could adversely affect the Company’s results of operations and financial condition.

The Company has international operations and assets, and may have additional international operations and assets in the future. The Company’s international operations and assets may be subject to various economic, social and governmental risks.

The Company’s international operations and any future international operations may expose it to risks that could negatively impact its future results. The Company’s operations may not develop in the same way or at the same rate as might be expected in a country with an economy similar to the United States or Canada. The additional risks that the Company may be exposed to in these cases include, but are not limited to:

●	tariffs and trade barriers;
●	currency fluctuations, which could decrease the Company’s revenues or increase its costs;
●	regulations related to customs and import/export matters;
●	tax issues, such as tax law changes and variations in tax laws;
●	limited access to qualified staff;
●	inadequate infrastructure;
●	cultural and language differences;
●	inadequate banking systems;
●	different and/or more stringent environmental laws and regulations;
●	restrictions on the repatriation of profits or payment of dividends;
●	crime, strikes, riots, civil disturbances, terrorist attacks or wars;
●	nationalization or expropriation of property;
●	law enforcement authorities and courts that are weak or inexperienced in commercial matters; and
●	deterioration of political relations among countries.

Fluctuations in the exchange rate could have a material adverse effect upon the Company’s business.

The Company conducts its business primarily in Canadian, United States and Euro currencies. To the extent the Company’s future revenues, expenses and long term debt are denominated in currencies other than Canadian dollars, the Company would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on the Company’s financial condition and operating results since the Company’s operating results are reported in Canadian dollars and significant changes in the exchange rate could materially impact the Company’s reported earnings.

The Company depends on sophisticated information technology and infrastructure.

The Company relies on various information systems to manage its operations. These systems are complex and include software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products may contain internal errors or defects, particularly when first introduced or when new versions or enhancements are released. Failure of these systems could have an adverse effect on the Company’s business, which in turn may materially adversely affect its operating results and financial condition.

Risks Related to the Company’s Intellectual Property and Product Liability

The Company uses certain intellectual property that it licenses from third parties. If the Company does not comply with those licenses, the Company could lose its rights under them.

The Company relies, in part, on licenses to use certain intellectual property that is important to the Company’s business, and the Company does not own the patents or other intellectual property that underlies those licenses. The Company’s rights to use the products and technologies claimed in the licensed patents are subject to the Company abiding by the terms of those licenses and the licensors not terminating them. The Company believes it is currently in material compliance with all requirements of those licenses. In certain cases, the Company does not control the filing, prosecution or maintenance of the patent rights to which the Company holds licenses and may rely upon the Company’s licensors to prosecute infringement of those rights. The scope of the Company’s rights under its licenses may be subject to dispute by its licensors or third parties.

It is difficult and costly to protect the Company’s proprietary rights, and the Company may not be able to ensure their protection.

The Company’s commercial success depends in part on obtaining and maintaining patent protection and trade secret protection of its products and licensed products, and the methods used to manufacture them, as well as successfully defending the Company’s patents and licensed patents against third-party challenges. The Company will only be able to protect its products from unauthorized making, using, selling, offer to sell or importation by third parties to the extent that the Company or its licensors have rights under valid and enforceable patents or trade secrets that cover these activities.

As of the date of this report, the Company has five issued United States patents, two Canadian patents and a patent in each of Australia, China, the European Community and Japan. Additionally, as of the date of this report the Company has two pending foreign patent applications covering high dose patents. Some of the Company’s patents, however, will expire as early as May 15, 2017.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceuticals and biotechnology patents has emerged to date in Canada and the United States. The pharmaceutical and biotechnology patent situation outside of Canada and the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in Canada and the United States and other countries may diminish the value of the Company’s intellectual property. Accordingly, the Company cannot predict the breadth of claims that may be allowed or enforced in the Company’s patents and licensed patents or in third-party patents.

Issued patents and patents issuing from pending applications may be challenged, invalidated or circumvented. Moreover, the United States Leahy-Smith America Invents Act, enacted in September 2011, brought significant changes to the U.S. patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on the Company’s patent portfolio and business have yet to be determined, as the final substantive provisions of the America Invents Act took effect on March 16, 2013. The United States Patent and Trademark Office (the “USPTO”) only recently finalized the rules relating to these changes and the courts have yet to address the new provisions. These changes could increase the costs and uncertainties surrounding the prosecution of the Company’s patent applications and the enforcement or defense of its patent rights. Additional uncertainty may result from legal precedent handed down by the United States Court of Appeals for the Federal Circuit and United States Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, the Company cannot ensure that any of its pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in its and other companies’ patents. Given that the degree of future protection for the Company’s proprietary rights is uncertain, the Company cannot ensure that it was the first to invent the inventions covered by its pending patent applications, it was the first to file patent applications for these inventions, the patents it has obtained are valid and enforceable, and any proprietary products or technologies it develops will be patentable.

In addition, unauthorized parties may attempt to copy or otherwise obtain and use the Company’s products or technology. Monitoring unauthorized use of the Company’s intellectual property is difficult, and the Company cannot be certain that the steps it has taken will prevent unauthorized use of its products or technologies, particularly in certain foreign countries where the local laws may not protect the Company’s proprietary rights as fully as in the United States. Moreover, third parties could use or practice the Company’s products or technologies in territories where the Company does not have patent protection. Such third parties may then try to import into the United States or other territories products, or information leading to potentially competing products, made using the Company’s products or technologies in countries where the Company does not have patent protection for those products or technologies. If competitors are able to use the Company’s products or technologies, the Company’s ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for products or technologies that are similar to or superior to the Company’s products or technologies. If that happens, the Company may need to license these products or technologies, and it may not be able to obtain licenses on reasonable terms, if at all, which could harm the Company’s business.

The degree of future protection for the Company’s proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect the Company’s rights or permit it to gain or keep its competitive advantage. For example:

●	others may be able to make compounds that are competitive with the Company’s product candidates but that are not covered by the claims of the Company’s patents;

●	the Company might not have been the first to make the inventions covered by the Company’s pending patent applications;

●	the Company might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of the Company’s technologies;

●	it is possible that the Company’s pending patent applications will not result in issued patents;

●	the Company may not develop additional proprietary technologies that are patentable; or

●	the patents of others may have an adverse effect on the Company’s business.

The Company also may rely on trade secrets to protect its technology, especially where the Company does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While the Company uses reasonable efforts to protect its trade secrets, the Company’s employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose the Company’s information to competitors. Enforcing a claim that a third party illegally obtained and is using the Company’s trade secrets, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside of Canada and the United States are sometimes less willing to protect trade secrets. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods and know-how.

The Company may incur substantial costs as a result of litigation or other proceedings relating to enforcing its patent and other intellectual property rights, including its licensed intellectual property rights, and the Company may be unable to protect the Company’s rights to, or to use, its technology or products.

If the Company chooses to litigate against someone else from using the inventions claimed in the Company’s patents or licensed patents, that individual or company has the right to ask the court to rule that these patents or licensed patents are invalid and/or should not be enforced against that third party. Proving patent infringement may be difficult, especially where it is possible to manufacture a product by multiple processes.  Although the Company believes that it has conducted its patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. These lawsuits are expensive and would consume time and other resources even if the Company were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that the Company’s patents or licensed patents are not valid and that the Company does not have the right to stop the other party from using the inventions. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, the Company would not be able to exclude others from practicing the inventions claimed therein. Such a loss of patent protection could have a material adverse impact on the Company’s business. There is also the risk that, even if the validity of the Company’s patents or licensed patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe the Company’s rights to these patents. Even if the Company’s patent rights are found to be valid and enforceable, patent claims that survive litigation may not cover commercially valuable products or prevent competitors from importing or marketing products similar to the Company’s products or licensed products, or using manufacturing processes or manufacturing components similar to those used to produce the Company’s products or licensed products.

Although the Company believes that it, or its licensors, as applicable, has or have obtained assignments of patent rights from all inventors, if an inventor did not adequately assign their patent rights to the Company, or the Company’s licensors, as applicable, a third party could obtain a license to the patent from such inventor. This could preclude the Company from enforcing its patent or licensed patent against such third party.

Because some patent applications in Canada and the United States may be maintained in secrecy until the patents are issued, patent applications in Canada and the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, the Company cannot be certain that others have not filed patent applications for technology or products covered by its issued or licensed patents or its pending applications or that the Company (or its licensor(s), as applicable) was the first to invent the technology or products. The Company’s competitors may have filed, and may in the future file, patent applications covering technology or products similar to Tribute’s. Some of the Company’s competitors may be able to sustain the costs of complex patent litigation more effectively than the Company can because they have substantially greater resources. Any such patent application may have priority over the Company’s patent applications and could further require it to obtain rights to issued patents covering such technologies or products. If another party has filed a United States patent application on inventions similar to Tribute’s, the Company may have to participate in an interference proceeding declared by the USPTO, to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of the Company’s United States patent position with respect to such inventions.

Litigation or other proceedings or third-party claims of intellectual property infringement could require the Company to spend significant time and money and could prevent the Company from commercializing its products or technologies or impact the Company’s stock price.

The Company’s commercial success also depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that it has entered into with regard to its technologies, products and business. The Company cannot ensure that patents have not been issued to third parties that could block the Company’s or its partners’ ability to obtain patents or to operate as the Company would like. There may be patents in some countries that, if valid, may block the Company’s ability to make, use or sell its products or licensed products in those countries, or import its products or licensed products into those countries, if the Company is unsuccessful in circumventing or acquiring the rights to these patents. There also may be claims in patent applications filed in some countries that, if granted and valid, also may block the Company’s ability to commercialize products or processes in these countries if the Company is unable to circumvent or license them.

The pharmaceutical and biotechnology industries are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage. The Company’s involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend its intellectual property rights, and licensed intellectual property rights, or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause the Company to spend significant amounts of money. Some of the Company’s competitors may have significantly greater resources and, therefore, they are likely to be better able to sustain the cost of complex patent or intellectual property litigation than could the Company. The uncertainties associated with litigation could have a material adverse effect on the Company’s ability to raise the funds necessary to continue its business or to enter into additional collaborations with others. Furthermore, any potential intellectual property litigation also could force the Company or its partners to do one or more of the following:

●	stop selling, incorporating or using products that use the intellectual property at issue;
●
obtain from the third party asserting its intellectual property rights a license to sell or use the relevant technology or product, which license may not be available on reasonable terms, if at all; or

●
redesign those products or processes that use any allegedly infringing technology, or relocate the operations relating to the allegedly infringing technology to another jurisdiction, which may result in significant cost or delay to the Company, or which could be technically infeasible.

A third party may claim that the Company is using inventions covered by the third party’s patent rights and may go to court to stop the Company from engaging in its normal operations and activities, including making or selling the Company’s product candidates or licensed products. These lawsuits are costly and could affect the Company’s results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that the Company is infringing the third party’s patents and would order the Company to stop the activities covered by the patents or licensed patents. In addition, there is a risk that a court will order the Company to pay the other party damages for having violated the other party’s patents. The pharmaceutical industry has produced a proliferation of patents, and it is not always clear to industry participants, including the Company, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If the Company is sued for patent infringement, the Company would need to demonstrate that its products or licensed products, as applicable, or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and the Company may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

The Company may not be able to enforce its intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States and Canada. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for the Company to stop the infringement of its patents and licensed patents or misappropriation of its other intellectual property rights. Proceedings to enforce the Company’s patent rights in foreign jurisdictions could result in substantial costs and divert the Company’s efforts and attention from other aspects of its business. Accordingly, the Company’s efforts to protect its intellectual property rights in such countries may be inadequate.

If the Company’s products or technologies are stolen, misappropriated or reverse engineered, others could use the Company’s products or licensed products to produce competing products or technologies.

Third parties, including the Company’s partners, contract manufacturers, contractors and others involved in the Company’s business often have access to the Company’s products, licensed products, and technologies. If the Company’s products, licensed products or technologies were stolen, misappropriated or reverse engineered, they could be used by other parties that may be able to reproduce the Company’s products, licensed products, or technologies for their own commercial gain. If this were to occur, it would be difficult for the Company to challenge this type of use, especially in countries with limited intellectual property protection.

If product liability lawsuits are successfully brought against the Company, the Company may incur substantial liabilities and may be required to limit commercialization of certain products.

The Company faces an inherent risk of product liability lawsuits related to the Company’s products and licensed products. Currently, the Company is not aware of any anticipated product liability claims with respect to the Company’s products or licensed products. In the future, an individual may bring a liability claim against the Company if one of its products or licensed products causes, or merely appears to have caused, an injury. If the Company cannot successfully defend itself against the product liability claim, it may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for the Company’s products or licensed products;
●	injury to the Company’s reputation;
●	withdrawal of clinical trial participants;
●	costs of related litigation;
●	initiation of investigations by regulators;
●	substantial monetary awards to patients or other claimants;
●	distraction of management’s attention from the Company’s primary business;
●	product recalls;
●	loss of revenue; and
●	the inability to commercialize the Company’s product candidates, products or licensed products.

The Company’s current insurance coverage may prove insufficient to cover any liability claims brought against the Company. In addition, because of the increasing costs of insurance coverage, the Company may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy liabilities that may arise.

Obtaining and maintaining the Company’s patent protection depends on compliance with various procedural, document submissions, fee payments and other requirements imposed by governmental patent agencies on the Company and certain parties from which the Company licenses products, and the Company’s patent protection could be reduced or eliminated for non-compliance with these requirements.

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

Confidentiality agreements with employees and others may not adequately prevent disclosure of the Company’s trade secrets and other proprietary information and may not adequately protect the Company’s intellectual property, which could limit the Company’s ability to compete.

Because the Company operates in the highly confidential environment, it relies in part on trade secret protection in order to protect the Company’s proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and the Company cannot be certain that others will not develop the same or similar technologies on their own. The Company has taken steps, including entering into confidentiality agreements with the Company’s employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect the Company’s trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by the Company during the course of the party’s relationship with the Company. The Company also typically obtains agreements from these parties which provide that inventions conceived by the party in the course of rendering services to the Company will be the Company’s exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to the Company. Enforcing a claim that a party illegally obtained and is using the Company’s trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside Canada and the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect the Company’s competitive position.

The Company may be subject to claims that the Company’s employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the pharmaceutical industry, the Company employs individuals who were previously employed at other pharmaceutical companies, including the Company’s competitors or potential competitors. Although no claims against the Company are currently pending, the Company may be subject to claims that these employees or the Company has inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to the Company’s Common Shares

The price of the Company’s common shares could be volatile and could decline at a time when you want to sell your holdings.

The Company’s common shares are traded in Canada on the TSX Venture Exchange under the symbol TRX and in the United States on the OTCQX International under the symbol TBUFF. The price of the Company’s common shares may be volatile. Numerous factors, many of which are beyond the Company’s control, may cause the market price of its common shares to fluctuate significantly. These factors include, without limitation:

●	the Company’s earnings releases, actual or anticipated changes in the Company’s earnings, fluctuations in the Company’s operating results or the Company’s failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by the Company or by any securities analysts who might cover the Company’s common shares;
●	speculation about the Company’s business in the press or the investment community;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the healthcare industry;
●	customer demand for the Company’s products;
●	investor perceptions of the pharmaceutical and medical device industry in general and Tribute, in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	major catastrophic events;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	sales of the Company’s common shares, including sales by its directors, officers or significant shareholders;
●	additions or departures of key personnel; and
●	whether an active trading market in the Company’s common shares develops and is maintained.

The market price of the Company’s common shares could fluctuate significantly in response to various other factors and events, including:

●	significant developments relating to the Company’s relationships with its licensors, licensees and its advisors;
●	announcements by the Company or its competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	the Company’s ability to integrate operations, technology, products and services;
●	the Company’s ability to execute its business plan;
●	announcements concerning product development results, including clinical trial results, or intellectual property rights of others;
●	litigation or public concern about the safety of the Company’s existing and potential products;
●	the Company’s issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund its operating expenses;
●	announcements of technological innovations or new products by the Company or its competitors;
●	loss of any strategic relationship; and
●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common shares.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company’s business and operating results and shareholders could lose confidence in the Company’s financial reporting.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. If the Company cannot provide reliable financial reports or prevent fraud, the Company’s operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether the Company is required to maintain such controls, could also cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s share price. Although the Company is not aware of anything that would impact its ability to maintain effective internal controls, the Company has not obtained an independent audit of the Company’s internal controls and, as a result, the Company is not aware of any deficiencies which would result from such an audit. Further, at such time as the Company is required to comply with the internal controls requirements of the Sarbanes-Oxley Act, the Company may incur significant expenses in having its internal controls audited and in implementing any changes which are required.

The Company has not paid cash dividends in the past and does not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of the Company’s common shares.

The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends on its capital stock in the foreseeable future. The payment of dividends on the Company’s capital stock will depend on its earnings, financial condition and other business and economic factors affecting the Company at such time as the board of directors may consider relevant. If the Company does not pay dividends, its common shares may be less valuable because a return on your investment will only occur if the common shares price appreciates.

Securities analysts may not initiate coverage or continue to cover the Company’s common shares, and this may have a negative impact on its market price.

The trading market for the Company’s securities could depend in part on the research and reports that securities analysts publish about Tribute’s business and the Company. The Company does not have any control over these analysts. There is no guarantee that securities analysts will cover the Company’s securities. If securities analysts do not cover the Company, the lack of research coverage may adversely affect the market prices of the Company’s common shares. If the Company is covered by securities analysts, and its securities are the subject of an unfavorable report, the prices for the Company’s securities would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, the Company could lose visibility in the financial markets, which could cause its share price and/or trading volume to decline.

The exercise of options and warrants and other issuances of common shares or securities convertible into or exercisable for common shares will dilute the ownership interests of the Company’s current shareholders and may adversely affect the future market price of the Company’s common shares.

Sales of the Company’s common shares in the public market, either by the Company or by its current shareholders, or the perception that these sales could occur, could cause a decline in the market price of the Company’s securities. Nearly all of the Company’s common shares held by those of the Company’s current shareholders who are not affiliates may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) or pursuant to Rule 904 of Regulation S under the Securities Act, or pursuant to an effective resale registration statement that the Company has previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of the Company’s common shares.

The Company may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to the Company’s officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to the Company’s existing shareholders and could result in a decline in the value of the Company’s share price. The exercise of these options and the sale of the underlying common shares and the sale of common shares issued pursuant to stock grants may have an adverse effect upon the price of the Company’s common shares.

As of December 31, 2014, there were outstanding options to purchase an aggregate of 4,834,991 common shares of the Company at exercise prices ranging from $0.38 per share to $0.95 per share, of which options to purchase 2,713,920 common shares were exercisable as of such date. As of December 31, 2014, there were warrants outstanding to purchase 39,419,212 common shares of the Company, at exercise prices ranging from $0.50 (US$0.43) per share to $0.90 per share, with a weighted average exercise price of $.79 per share, all of which were exercisable as of December 31, 2014. The exercise of options and warrants at prices below the market price of the Company’s common shares could adversely affect the price of shares of the Company’s common shares. In addition, some of the warrants have anti-dilution protection which will require the Company to lower the exercise price in the event the Company sells securities in the future at a price lower than the exercise price. Additional dilution may result from the issuance of shares of the Company’s common shares in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Any issuance of the Company’s common shares that is not made solely to then existing shareholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each shareholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if the Company issues options or warrants to purchase the Company’s common shares in the future and those options or warrants are exercised, shareholders may experience further dilution. Holders of shares of the Company’s common shares have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

A sale of a substantial number of common shares may cause the price of the Company’s common shares to decline.

The market price of the Company’s common shares could fall if the Company’s shareholders sell, or the market perceives that the Company’s shareholders intend to sell, a substantial number of common shares of the Company, including shares issued upon the exercise of outstanding options or warrants. Sales of a substantial number of common shares of the Company may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate.

The financial reporting obligations of being a public company in the United States are expensive and time consuming, and may place significant demands on the Company’s management.

The obligations of being a public company in the United States require significant expenditures and place certain demands on the Company’s management, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company’s management and other personnel devote a substantial amount of time to ensure that the Company complies with all of these requirements. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act, the reporting requirements, rules and regulations increase the Company’s legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes that the Company makes to comply with these obligations may not be sufficient to allow it to satisfy its obligations as a public company on a timely basis, or at all.

The Company also expects these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance, and the Company may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors also could make it more difficult for the Company to attract and retain qualified persons to serve on its board of directors, particularly to serve on its audit and compensation committees, or as executive officers.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

The Company’s corporate headquarters is located at 151 Steeles Avenue, East, Milton, Ontario and is subject to a lease which has a monthly rate of $8,667 and expires on August 31, 2017.

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

ITEM 3.    LEGAL PROCEEDINGS.

From time to time the Company may be a defendant or plaintiff in various legal proceedings arising in the normal course of the Company's business. The Company is unaware of any material, active, pending or threatened proceeding against the Company, nor is the Company involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

During the period December 2002 through February 22, 2011, the Company’s common shares traded on the OTC Bulletin Board (the “OTCBB”). As of February 23, 2011, the common shares ceased trading on the OCTBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the “OTCQB”) under the ticker symbol “SLXCF”. On January 1, 2013, the Company changed its name from Stellar Pharmaceuticals Inc. to Tribute Pharmaceuticals Canada Inc. In addition, effective January 1, 2013, the Company’s quotation symbol on the OTCQB was changed from “SLXCF” to “TBUFF”.  On August 5, 2014, the Company’s common shares moved from trading on the OTCQB to the OTCQX International under the same quotation symbol. On May 27, 2014, the Company’s common shares began trading on the TSX Venture Exchange under the ticker symbol “TRX.”

The following table shows the reported high and low closing prices per share for the Company's common shares as reported on the OTCQB and the OTCQX International, as applicable, during the periods indicated.

	US$ High	US$ Low
Year ended December 31, 2013
First quarter	$0.43	$0.34
Second quarter	$0.45	$0.34
Third quarter	$0.70	$0.35
Fourth quarter	$0.50	$0.34
Year ended December 31, 2014
First quarter	$0.60	$0.35
Second quarter	$0.80	$0.47
Third quarter	$0.77	$0.46
Fourth quarter	$0.57	$0.41

The following table shows the reported high and low closing prices per share for the Company's common shares as reported on the TSX Venture Exchange during the periods indicated.

	High	Low
Second quarter (May 27 to June 30, 2014)	$0.90	$0.60
Third quarter	$0.82	$0.51
Fourth quarter	$0.64	$0.47

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As at February 26, 2015, there were 32 holders of record of the Company's common shares. However, beneficial holders of the Company's common shares who hold their shares in an account with an investment dealer or broker are represented by one nominee. Therefore, although the number of registered shareholders is only 32, the number of registered holders is not representative of the number of beneficial owners.

Dividends

The Company has not declared or paid any dividends in the previous two years. The Company currently intends to retain future earnings, if any, for use in its business. The Company does not anticipate paying dividends on the common shares in the foreseeable future. Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company (the “Board of Directors”) and will be made taking into account the Company’s financial condition and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2014 with respect to common shares that may be issued under the Company’s existing equity plans. For additional information, see “Item 11 – Executive Compensation”.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in Canadian Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,834,991	$0.55	4,612,6331
Equity compensation plans not approved by security holders	-	-	-
Total	4,834,991	$0.55	4,612,633

1. Pursuant to the terms of the Company's stock option plan the number of shares issuable under the plan may not exceed 10% of the issued and outstanding common shares.

The following is generally applicable to shareholders (“Non-Resident Holders”) who for the purposes of the Income Tax Act (Canada) (the "Tax Act") and at all relevant times, are neither resident nor deemed to be resident in Canada and do not use or hold, and will not be deemed to use or hold, the common shares in carrying on a business in Canada. This summary does not apply to a Non-Resident Holder that is an insurer carrying on business in Canada and elsewhere or “an authorized foreign bank” as defined in the Tax Act. In addition, this summary does not apply to a Non-Resident Holder that is or may become subject to the proposed “treaty shopping” rules announced in the 2014 Canadian federal budget released on February 11, 2014. Such Non-Resident Holders should consult their own tax advisors.

Dividends

Dividends paid or credited or deemed to be paid or credited to a Non-Resident Holder by the Company are subject to Canadian withholding tax at the rate of 25% on the gross amount of the dividend unless such rate is reduced by the terms of an applicable tax treaty or convention. Under the Canada-United States Tax Convention (1980)  (the “Treaty”) as amended, the rate of withholding tax on dividends paid or credited to a Non-Resident Holder who is resident in the U.S. for purposes of the Treaty, entitled to benefits under the Treaty and the beneficial owner of the dividend (a “U.S. Holder ”) is generally limited to 15% of the gross amount of the dividend (or 5% in the case of a U.S. Holder that is a company beneficially owning at least 10% of the Company’s voting shares). Non-Resident Holders should consult their own tax advisors.

Dispositions of Shares and Warrants

A Non-Resident Holder generally will not be subject to tax under the Tax Act in respect of a capital gain realized on the disposition or deemed disposition of a common share, nor will capital losses arising therefrom be recognized under the Tax Act, unless the common share constitutes “taxable Canadian property” to the Non-Resident Holder thereof for purposes of the Tax Act, and the gain is not exempt from tax pursuant to the terms of an applicable tax treaty or convention.

Provided the common shares are listed on a “designated stock exchange”, as defined in the Tax Act (which currently includes Tiers 1 and 2 of the TSX-V), at the time of disposition, the common shares generally will not constitute taxable Canadian property of a Non-Resident Holder at that time, unless at any time during the 60 month period immediately preceding the disposition the following two conditions are met concurrently: (i) the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm’s length, or the Non-Resident Holder together with the foregoing, owned 25% or more of the issued shares of any class or series of shares of the Company; and (ii) more than 50% of the fair market value of the shares of the Company was derived directly or indirectly from one or any combination of real or immovable property situated in Canada. The ownership test will include shares held by a partnership in which the Non-Resident Holder or any non-arm’s length person holds a membership interest (either directly or indirectly through one or more partnerships.)

Notwithstanding the foregoing, a common share may otherwise be deemed in certain circumstances to be taxable Canadian property to a Non-Resident Holder for purposes of the Tax Act.

Non-Resident Holders whose common shares are taxable Canadian property should consult their own tax advisors.

Recent Sales of Unregistered Securities

On January 30, 2014, the Company issued 500,000 common shares to a consultant for services and recorded $211,812 as paid-in common shares based on the fair market value of the common shares at the date of issuance.  The issuance was made to an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act, in reliance on Rule 506 of Regulation D under the Securities Act.

On July 15, 2014, the Company completed a public offering in Canada, in which 42,895,000 units ("Units") were issued at a price of $0.70 per Unit for gross proceeds of $30,026,500 in Canada. Each Unit consisted of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share of the Company at a price of $0.90 per share at any time on or before July 15, 2016.  As part of the offering, the Company issued 21,447,500 common share purchase warrants to the purchasers.

In connection with the offering, the Company paid cash commissions to the syndicate of underwriters of $2,251,988 and issued an aggregate of 3,217,125 non-transferable broker warrants valued at $1,177,468. Each broker warrant entitles the holder to purchase one Unit at an exercise price of $0.70 at any time on or before July 15, 2016.  Total other issuance costs associated with the offering were $403,616. The issuance of the Units was made in reliance upon Regulation S under the Securities Act for purchasers located outside the United States who were not “U.S. persons,” as such term is define in Regulation S under the Securities Act.

In connection with the SWK Credit Agreement the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6907), at any time prior to August 8, 2020.

Issuer Purchases of Equity Securities.

During the fourth quarter of 2014, neither Tribute nor any “affiliated purchaser” (as defined in Rule 10b-18) promulgated under the Exchange Act purchased any common shares.

ITEM 6.    SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

Readers are cautioned that actual results may differ materially from the results projected in any “forward-looking” statements included in this annual report, which involve a number of risks and uncertainties. Forward-looking statements are statements that are not historical facts, and generally can be identified by the words “expected”, “intends”, “anticipates”, “feels”, “continues”, “planned”, “plans”, “potential”, “with a view to”, and similar expressions or variations thereon, or that events or conditions “will”, “may”, “could” or “should” occur, or comparable terminology referring to future events or results.  Specifically certain of the statements in the section entitled "Outlook" relate to potential future developments.  The Company may not be able to identify new products which management feels are appropriate or, if identified, the Company may not be able to complete the acquisition thereof.  Similarly, although the Company will attempt enter into additional licensing and distribution agreements there is no certainty that the Company will be able to conclude agreements with counterparties on terms acceptable to the Company.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including, without limitation, the risk factors discussed under “Item 1A. Risk Factors” of this annual report on Form 10-K, any of which could cause actual results to vary materially from current results or the Company's anticipated future results. You should not place undue reliance upon such forward-looking statements. The Company assumes no responsibility to update the information contained herein.

Certain comparative figures in 2013 have been reclassified to conform to the current year’s presentation. All amounts are stated in Canadian dollars unless otherwise stated and have been rounded to the nearest one hundredth dollar.

OVERVIEW

Tribute is an emerging Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. The Company targets several therapeutic areas in Canada with a particular interest in products for the treatment of neurology, pain, urology, dermatology and endocrinology/cardiology. In addition to developing and selling healthcare products in Canada, Tribute also sells products globally through a number of international partners.

Tribute’s current portfolio consists of ten marketed products in Canada, including: NeoVisc® (Triple and Single Dose), Uracyst®, Bezalip® SR, Soriatane®, Cambia®, Fiorinal®, Fiorinal® C, Visken®, Viskazide® and Collatamp® G. NeoVisc® and Uracyst® are also sold in several countries globally through strategic partners of the Company. Tribute also has an exclusive license for the development and commercialization of Bezalip® SR (bezafibrate) for the U.S. market and an exclusive license for the development and commercialization of bilastine in Canada with an anticipated approval date in 2016.

Tribute markets its products in Canada through its own sales force and currently has licensing agreements for the distribution of NeoVisc® and Uracyst® in over 20 countries, and continues to expand this footprint. The Company’s focus on business development is twofold: utilizing in-licensing and out-licensing for immediate impact on its revenue stream, as well as product development for future growth and stability.

The highlights prior to the fourth quarter for 2014 were as follows:

●
On May 13, 2014, Tribute and Faes Farma, S.A. (BME:FAE), a Spanish pharmaceutical company, announced the signing of a license agreement for the exclusive right to sell Faes’ proprietary product bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada.

●	On May 23, 2014, Tribute received approval to list its common shares on the TSX Venture Exchange (TSX-V) and on May 27, 2014, the Company started trading under the symbol TRX.

●	On July 15, 2014, Tribute completed a public offering in Canada in which 42,895,000 units were issued at a price of $0.70 per unit for gross proceeds of $30,026,500.

●	On August 5, 2014, Tribute announced its common shares began trading on the OTCQX® International under the symbol "TBUFF".

●
On September 25, 2014, Tribute announced that it had received an additional patent from the U.S. Patent and Trademark Office (USPTO) for intellectual property central to one of the Company’s lead products, Uracyst®.

The fourth quarter of 2014 was highlighted by the following events:

●
On October 2, 2014, the Company entered into an asset purchase agreement, license agreement and supply agreement with Novartis pursuant to which the Company acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide®. The consideration paid for the acquired assets was $32,000,000. The Company funded the acquisition of the acquired assets with cash on hand and with US$6,000,000 of debt provided by SWK.

●
On October 30, 2104, the Company announced that it has received a patent approval from the European Patent Office for intellectual property central to one of the Company's lead products, Uracyst®/Uropol® (a sterile sodium chondroitin sulfate solution, 2%), for the treatment of interstitial cystitis by instillation into the bladder of a patient.

●	Total revenues for the three month period ended December 31, 2014, increased by 70.5% to $5,468,000 compared to $3,208,000 in the same period in 2013.

●
For the three month period ended December 31, 2014, other domestic product sales increased 325.6% to $3,182,000 compared to $747,700 in the same period in 2013 primarily based on the growth of Cambia® sales during this period. Also included in the fourth quarter are revenues related to the acquisition of Fiorinal®, Fiorinal® C, Visken® and Viskazide® from Novartis.

●	For the three month period ended December 31, 2014, international product sales increased by 25.3% to $301,400 compared to $240,600 in the same period in 2013.

●	Total revenues for the twelve month period ended December 31, 2014, increased by greater than 25.5% to $16,871,800 compared to $13,440,400 in the same period in 2013. See Table II below.

●
Income from operations for the three month period ended December 31, 2014, was $582,100 compared to a loss of $1,301,900 for the same period in 2013, an improvement of 144.7%. Income from operations excluding amortization of assets for the three month period ended December 31, 2014, was $1,209,500 compared to a loss of $1,033,800 for the same period in 2013, an improvement of 217.0%.

●
Loss from operations for the twelve month period ended December 31, 2014, was $2,531,800 compared to a loss of $4,738,200 for the same period in 2013, an improvement of 46.6%. Loss from operations excluding amortization of assets for the twelve month period ended December 31, 2014, was $1,020,800 compared to a loss of $3,492,300 for the same period in 2013, an improvement of 70.8%.

●
IMS Health, an audited third party provider of sales data, reported a 23% increase in total prescriptions written for Cambia® during the three months ended December 31, 2014 compared to the three months ended September 30, 2014 (see Table I below) or a 137% increase when comparing the fourth quarter 2014 and fourth quarter 2013. For the twelve month period ended December 31, 2014, IMS reported an increase of 162% compared to the same period in 2013.

●
On October 1, 2014, Tribute and SWK entered into the Amended Credit Agreement to increase the existing credit facility from US$8,000,000 to US$14,000,000 which may be increased by an additional US$3,000,000 at the Company's request on or before December 31, 2015. In addition, the Company issued SWK a warrant to purchase 740,000 common shares of the Company. The warrant is exercisable for a period of five years from the closing date at an exercise price of US$0.70.

TABLE I	TABLE II

Source: IMS Health

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD AND TWELVE MONTH PERIOD ENDED DECEMBER 31, 2014

For the three month period ended December 31, 2014, total revenues from all sources increased by 70.5% or $2,260,000 to $5,468,000 compared to $3,208,000 for the same period in 2013. The increase in sales between the corresponding periods was attributable to an increase in other domestic product sales of $2,434,400 or 325.6% (included revenues related to the acquisition of Fiorinal®, Fiorinal® C, Visken® and Viskazide® from Novartis) and an increase in international product sales of $60,800 or 25.3%, as compared to the same period in 2013.

For the twelve month period ended December 31, 2014, total revenues from all sources increased by 25.5% or $3,431,400 to $16,871,800 compared to $13,440,400 in 2013. The increase in sales between the corresponding periods was attributable to an increase in licensed domestic product net sales of $507,700 or 5.9%, an increase in other domestic product sales of $2,761,600 or 82.0%, and an increase of $341,700 in international product sales or 26.7%.

For the three month period ended December 31, 2014, the net loss before tax was $959,800 compared to a net loss of $286,300 for the three month period ended December 31, 2013.  Contributing factors include:

●	Increased gross profit of $2,212,900 or 175.6% due to higher revenues of $2,260,000:
●	A decrease in selling, general and administrative expenses of $30,300 or 1.3%;
●	An increase in amortization of assets of $359,200;
●	A decrease in gain related to the revaluation of warrants of $665,100 (non-cash) ;
●	Loss on unrealized foreign exchange on debt of $1,510,600 (non-cash);
●	An increase in interest expense net of interest income of $365,600; and
●	Other increased expenses $16,200.

Excluding non-operating expenses for the three month period ended December 31, 2014, of $1,541,900, income from operations was $582,100. This compares to the prior three month period net loss from operations of $1,301,900, which represents an improvement in the operational loss of $1,884,000 or 144.7%. Income from operations excluding amortization for the three month period ended December 31, 2014 was $1,209,500 compared to a loss in the same period in the prior year of $1,033,800, which represents an improvement in the operational loss of $2,243,300 or 217.0%.

For the twelve month period ended December 31, 2014, the net loss before tax was $5,606,900 compared to a net loss of $6,887,300 for the year ended December 31, 2013.  Contributing factors include:

●	Increased gross profit of $3,131,800 or 52.2% due to higher revenues of $3,431,400;
●	An increase in selling, general and administrative expenses of $660,300 or 7.0%;
●	An increase in amortization of assets of $265,200;
●	A decrease in expenses related to the revaluation of warrants of $682,500 (non-cash);
●	Loss on unrealized foreign exchange on debt of $1,300,700 (non-cash);
●	An increase in interest expense net of interest income of $858,600; and
●	Other decreased expenses $550,700.

Excluding non-operating expenses for the twelve month period ended December 31, 2014 of $3,075,100 the net loss from operations was $2,531,800. This compares to the prior year net loss from operations of $4,738,200, an improvement of $2,206,400 or 46.6%. Loss from operations excluding amortization for the twelve month period ended December 31, 2014 was $1,020,800 compared to a loss in the same period in the prior year of $3,492,300, which represents an improvement in the operational loss of $2,471,500 or 70.8%.

Gross Profit of Product Sales and Cost of Sales

For the three month period ended December 31, 2014, gross profit was $3,473,500, higher by 175.6% or $2,212,900 compared to the prior year. Underlying improvements in gross profit for the three month period ended December 31, 2014 were due primarily to domestic product sales and international product sales of $2,289,200 (which included the acquisition of Fiorinal®, Fiorinal® C, Visken® and Viskazide® from Novartis).

For the twelve month period ended December 31, 2014, gross profit was $9,129,100, higher by 52.2% (see Table II) or $3,131,800 compared to the prior year. Underlying improvements in gross profit for the twelve month period ended December 31, 2014, were primarily due to additional gross profit of $450,100 from licensed domestic product net sales and $2,857,400 from other domestic product sales and international product sales.

Selling, General and Administrative Expenses

For the three month period ended December 31, 2014, selling, general and administrative expenses for the twelve month period ended December 31, 2014, were $2,264,000 compared to $2,294,300 in 2013 a decrease of $30,300 or 1.3% and for the twelve month period ended December 31, 2014, selling, general and administrative expenses were $10,149,900 compared to $9,489,600 in 2013 or an increase of $660,300 or 7.0%. The increase in selling, general and administrative expenses is primarily due to continued investment in the Company’s sales force and marketing expenses to grow its existing products, an increase in business development and regulatory expenses related to Bezalip SR® in the U.S. and bilastine in Canada.

Warrant Liability

The exercise price of the outstanding common share purchase warrants is denominated in U.S. dollars while the Company’s functional and reporting currency is the Canadian dollar. As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar.

For the three month period ended December 31, 2014, the revaluation of the warrant liability resulted in gain of $446,500 as change in warrant liability (2013 – a gain of $1,111,600 includes the cost of extending the warrant expiration). For the twelve month period ended December 31, 2014, the revaluation of the warrant liability resulted in a gain of $283,300 as change in warrant liability (2013 – a loss of $399,200 includes the cost of extending the warrant expiration).

Interest and Other Income

Interest and other income for the three month period ended December 31, 2014, was $1,500 (2013 - $1,300). Interest and other income for the twelve month period ended December 31, 2013, was $59,600 (2013 - $3,600).

Deferred Income Tax Recovery

For the three month period ended December 31, 2014, the Company recorded a deferred income tax recovery of $nil related to tax assets not previously recognized (2013 –$nil). For the twelve month period ended December 31, 2014, the Company recorded a deferred income tax recovery of $nil related to tax assets not previously recognized (2013 –$314,900).

Net Income (Loss)

For the three month period ended December 31, 2014, the net loss was $959,800, compared to a net loss of $286,300 for the same period in the prior year and for the twelve month period ended December 31, 2014, the net loss was $5,606,900, compared to a net loss of $6,572,400 for the same period in the prior year. For the twelve month period ended December 31, 2014, this equates to a loss of ($0.08) per share compared to a loss of ($0.13) per share in 2013.

 LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $3,505,800 at December 31, 2014, compared to $2,813,500 at December 31, 2013.

Cash used by operations for the twelve month period ended December 31, 2014, was $1,888,100 (2013 - $5,197,000) mainly due to continued investment in the Company’s sales force and marketing expenses to grow its existing products, an increase in business development and regulatory related expenses including Bezalip SR® in the U.S and bilastine in Canada partially offset by increasing margins over the same time period.  Also included are changes in non-cash operating assets and liabilities, which decreased by $13,500 for the prior year (2013 - $1,643,000 increase).

Cash used in investing activities for the twelve month period ended December 31, 2014, was $32,586,600 compared to $60,100 in 2013. On October 2, 2014, the Company entered into an asset purchase agreement, license agreement and supply agreement with Novartis pursuant to which the Company acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide®. The consideration paid for the acquired assets was $32,000,000.

Cash provided by financing activities for the twelve month period ended December 31, 2014, was $35,946,400 compared to $5,861,000 in 2013. On July 15, 2014, Tribute completed a public offering in Canada, in which 42,895,000 units were issued at a price of $0.70 per unit for gross proceeds of $30,026,500. On October 1, 2014 Tribute and SWK entered into the Amended Credit Agreement to increase the existing credit facility from US$8,000,000 to US$14,000,000.

As of December 31, 2014 Tribute had cash on hand of $3,505,791. During 2014 we financed operations and product acquisitions with the following:

1)
On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the "Credit Agreement") with the Company pursuant to which SWK provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement.

2)
On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment”, and, together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($19,721,700) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($16,241,400) (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018 (the “Term Loan Maturity Date”).

3)	On July 15, 2014, Tribute completed a public offering in Canada in which 42,895,000 units were issued at a price of $0.70 per unit for gross proceeds of $30,026,500

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

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, the Company granted 200,000 and nil, respectively, options to purchase common shares of the Company, to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the year ended December 31, 2014, the Company recorded $77,333 as a non-cash expense.  During the year ended December 31, 2013, the Company recorded and paid to LMT an aggregate of $60,000. These amounts have been recorded as selling, general and administrative expense in the statements of operations and comprehensive loss.

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2014, the Company had three significant pharmaceutical wholesale customers (2013 – two) that represented 60.1% (2013 – 58.2%) of product sales.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be the Company’s fiscal year 2017 (or January 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on its consolidated financial statements and related disclosures.

OUTLOOK

Management feels 2014 was a very successful and transformational year for the Company. In May 2014, the Company licensed the exclusive rights to bilastine from Faes Farma, S.A. including both the prescription and over-the-counter rights. Because bilastine is a new chemical entity as classified by Health Canada, upon approval the Company will enjoy a period of exclusivity of not less than eight years.  Tribute also added to its product portfolio by acquiring four additional, mature products from Novartis.  Included in these products were Fiorinal® and Fiorinal® C, both indicated for tension-type headaches. Fiorinal® and Fiorinal® C are very complimentary and strategic to the Company's promotional efforts of Cambia®, which is indicated for acute migraine with or without aura in adults over eighteen years of age in Canada. Additionally, the Company acquired Visken® and Viskazide® in this same transaction with Novartis, both products being indicated for hypertension with Visken also approved for the treatment of angina pectoris. These products and their cardiovascular indications are very complimentary and strategic with the Company’s Bezalip® SR indicated for mixed dyslipidemia in Canada.

The Company now markets ten approved products in Canada and has one unapproved product in bilastine, which is expected to be filed for a regulatory approval with Health Canada in the early part of 2015.

The Company's promotional efforts on Cambia®, commercially launched to family physicians in February 2013, has shown steady growth quarter-over-quarter in 2014 as shown on Table I above. In particular, the Company's total prescription growth (as seen in audited third party data) in the fourth quarter of 2014 was 23% greater than in the third quarter of 2014 or 162% when comparing total prescriptions written in 2014 versus 2013.

On May 23, 2014 Tribute received approval to list its common shares on the TSX Venture Exchange and on May 27, 2014, the Company started trading under the symbol "TRX" and on August 5, 2014 Tribute announced that its common shares began trading on the OTCQX® International under the symbol "TBUFF". On July 15, 2014, Tribute completed a public offering in Canada, which 42,895,000 units were issued at a price of $0.70 per unit for gross proceeds of $30,026,500.

For the twelve month period ended December 31, 2014, total revenues from all sources increased by 25.5% or $3,431,400 to $16,871,800 compared to $13,440,400 in 2013 with licensed domestic product net sales contributing $507,700 or an increase of 5.9% over 2013, an increase in other domestic product sales of $2,761,600 or 82.0% over 2013 and an increase in international product sales of $341,700 or a 26.7% improvement compared to 2013. Income from operations for the three month period ended December 31, 2014, was $582,100 compared to a loss of $1,301,900 for the same period in 2013, an improvement of 144.7% and income from operations excluding amortization of assets for the three month period ended December 31, 2014, was $1,209,500 compared to a loss of $1,033,800 for the same period in 2013, an improvement of 217.0%.

In 2014 the Company continued the process of adding building blocks which will provide the infrastructure for its continued growth in 2015. The Company is actively looking to add more products to its domestic sales portfolio in Canada and intends on seeking accretive opportunities in the U.S. The Company is also looking for further growth through licensing and distribution agreements for its internally developed products and products for which the Company has marketing rights in countries where it does not yet have distribution agreements, including, but not limited to, Bezalip® SR and Uracyst® in the U.S.

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

In connection with the Asset Purchase Agreement (Note 2), the Company entered into a transition services and supply agreement with Novartis to facilitate the seamless and efficient transfer of products to the Company. The agreement required that Novartis continue to manufacture and distribute products until the Company obtained the necessary marketing authorizations to allow it to take over these functions as principal. Novartis provided the Company with a monthly reconciliation of revenues, cost of goods, and marketing and selling expenses for which the Company then billed Novartis for the net amount receivable. The Company relied on the financial information provided by Novartis to estimate the amounts due under this agreement. Based on the terms of this arrangement and the guidance per ASC 605-45 regarding agency relationships, for the period of this arrangement the Company recorded revenues relating to the Asset Purchase Agreement on a net basis in the statement of operations, net of cost of goods and marketing and selling expenses.

Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement ( the “MidCap Loan Agreement”) with MidCap Funding III, LLC (the "Lender" or "MidCap") for a 36 month term loan that was due May 11, 2015. The term loan allowed for a total advancement of US$6,000,000 ($6,381,600). An amount of US$3,500,000 ($3,482,150) was drawn on execution of the MidCap Loan Agreement and the remainder was available to be advanced if the Company raised an amount of not less than US$6,000,000 ($6,381,600) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products. The availability of advancements of the remainder of the loan expired on March 31, 2013. The MidCap Loan Agreement was secured by all assets of the Company and contained customary covenants that, among other things, generally restricted the Company’s ability to incur additional indebtedness. The MidCap Loan Agreement included a financial covenant to raise not less than US$3,000,000 ($3,190,800) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013. The first six (6) payments were interest-only, with principal and interest payments due monthly thereafter. Interest was calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%. Pursuant to the below Credit Agreement, the MidCap Loan Agreement was repaid in full.

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the "Credit Agreement") with the Company pursuant to which SWK provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement.

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment”, and, together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($19,721,700) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($16,241,400) (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018 (the “Term Loan Maturity Date”).  In addition, an origination fee of US$120,000 ($124,172) was paid to SWK and treated as a discount to the carrying value of the Loan.

In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

Interest and principal under the Loan will be paid by a revenue based payment (the “Revenue Based Payment”) that is charged on quarterly revenues of the Company, applied in the following priority (i) first, to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Amended Credit Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Amended Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each payment date on or after payment date in April 2015, to the payment of all principal under the Loan up to a maximum of US$1,000,000 ($1,116,100) in respect of any fiscal quarter. All amounts applied under the Revenue Based Payment will be made to each lender according to its pro-rata share of the Loan. The lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment. Pursuant to the terms of the Amended Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the lenders a security interest in substantially all of the Company’s assets (the "Collateral"). The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other line of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The Amended Credit Agreement also contains certain financial covenants, including, but not limited to, certain minimum net sales requirements and a requirement to maintain at least $1,000,000 of unencumbered liquid assets at the end of each fiscal quarter. The Amended Credit Agreement includes customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments, the institution of any proceeding by a government agency or a change of control of the Company. The obligations under the Amended Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Amended Credit Agreement. A 4% agent fee on the above mentioned transaction was paid on the amounts borrowed above US$3,500,000 ($4,060,350) up to US$8,000,000 ($9,280,800).

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,914. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.511), at any time on or prior to February 4, 2021.

Upon receipt of the additional US$6,000,000 ($6,724,800) of the Loan, the Company issued to SWK 740,000 common share purchase warrants with a grant date fair value of the warrants of $303,557. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.70 ($0.8121), at any time on or prior to October 1, 2019. In addition, an origination fee of US$90,000 ($100,872) was paid to SWK and treated as a discount to the carrying value of the Loan.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method.  The grant date fair value of the warrants issued to SWK was determined using the Black-Scholes model with the following weighted average assumptions: expected volatility of 123%, a risk-free interest rate of 1.90%, an expected life of 6.2 years, and no expected dividend yield.

During the year ended December 31, 2014, the Company accreted $167,550 (2013 - $103,755) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the statements of operations and comprehensive loss.

Upon repayment of the MidCap loan all financing fees and legal costs associated with the MidCap loan not yet amortized were expensed to loss on extinguishment of loan on the statements of operations and comprehensive loss. These costs, including an exit fee of US$240,000, amount to $620,835.

During 2014, the Company incurred US$203,389 ($225,858) (2013 - US$294,971 ($303,374)) in financing fees and legal costs related to closing the Credit Agreement and recorded US$80,000 ($92,808) (2013 - US$60,000 ($69,806)) related to an exit fee payable to SWK upon the retirement of the Loan. These fees and costs were classified as debt issuance costs on the balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method. During the year ended December 31, 2014, the Company amortized $118,814 (2013 – $154,097) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the year ended December 31, 2014, the Company made no principal payments (2013 - US$3,281,250 ($3,386,630)) and interest payments of US$1,090,500 ($1,207,262) (2013 – US$409,653 ($422,341)) under the MidCap Financial LLC loan agreement (now repaid) and SWK Credit Agreement and Amended Credit Agreement. The Company has estimated the following revenue-based principal and interest payments over the next four years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

	Principal Payments	Interest Payments
2015	US$1,136,997 ($1,319,030)	US$1,847,086 ($2,142,804)
2016	US$1,454,476 ($1,687,338)	US$1,670,898 ($1,938,409)
2017	US$1,666,664 ($1,933,497)	US$1,451,475 ($1,683,856)
2018	US$9,741,863 ($11,301,535)	US$1,206,058 ($1,399,148)

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of the Company's audited financial statements as of December 31, 2014 and 2013, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in reports that it files or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating Tribute's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Tribute's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that Tribute's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

 The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's transactions and dispositions of its assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management has conducted, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, an assessment, including testing of the effectiveness of its internal control over financial reporting as of December 31, 2014. Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company's internal control over financial reporting for the quarterly period or fiscal year ended December 31, 2014 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the directors and executive officers of Tribute as of March 3, 2015:
Name	Age	Positions
Robert Harris	59	Director, President and Chief Executive Officer
Arnold Tenney	72	Chairman of the Board
Steven H. Goldman	59	Director
John M. Gregory	62	Director
John Kime	72	Director
F. Martin Thrasher	63	Director
Scott Langille	58	Director, Chief Financial Officer
Janice Clarke	54	VP Finance and Administration

Set forth below are brief biographies of the Company’s directors and officers. All of the directors and executive officers of the Company have held their principal occupations indicated below for the past five years unless otherwise noted.

Robert (Rob) Harris, Director, President and Chief Executive Officer. Mr. Harris was appointed to this role upon the Company’s acquisition of Tribute on December 1, 2011. Mr. Harris has 30 years of pharmaceutical industry experience in both Canada and the United States in sales, marketing, business development and general management. Prior to co-founding Tribute Pharmaceuticals, Mr. Harris was the President & CEO of Legacy Pharmaceuticals Inc. from September 2004 to October 2005. Mr. Harris also has previous experience at Biovail Corporation where, as VP of Business Development from October 1997 to September 2004, he was involved in, led and successfully concluded numerous business development transactions, including the licensing of new chemical entities, the acquisition of mature products, the completion of co-promotion deals, distribution agreements, product development and reformulation transactions. Mr. Harris joined Biovail in 1997 as the GM of Biovail Pharmaceuticals Canada at a time when the company experienced rapid growth in the Canadian division. Before Biovail, Mr. Harris worked in various senior commercial management positions during his twenty-year tenure at Wyeth (Ayerst) from 1977 to 1997 and has been involved in numerous product launches during his career. Mr. Harris was chosen to be a Director in light of his extensive pharmaceutical and business experience. Mr. Harris and the Company recently signed a new employment agreement with a three year term expiring on December 31, 2017.

Arnold Tenney, Chairman of the Board. Mr. Tenney stepped down as interim President and Chief Executive Officer upon the appointment of Mr. Harris after the acquisition of Tribute. Mr. Tenney has been the Chairman and a director of the Company since April 29, 2004. Mr. Tenney was a financial consultant at Devine Entertainment Corporation ("Devine"), a children and family film production and development company from 2002 to 2011. Prior to his position at Devine, Mr. Tenney was Chief Executive Officer of ARC International Corporation from 1978 to 2000. ARC International Corporation was a developer of indoor ice arenas and tennis clubs, as well as an investment company involved in entertainment and cable television. Mr. Tenney was a director and Chairman of the Board of Cabletel Communications from 1985 to 2000, which was a leading supplier of broadband equipment to the cable television industry. Mr. Tenney was a director of Ballantyne of Omaha, Inc. from 1988 to 2000 and served as Chairman of the Board from 1992 to 2000. Ballantyne of Omaha, Inc. was a leading manufacturer of commercial motion picture projection equipment. Mr. Tenney served as a director for Phillip Services Inc., a Canadian metal recycling company, from 1998 to 2000. He served in such capacity as a representative of Mr. Carl Icahn. Mr. Tenney was chosen to be a Director in light of his experience as a public company director and officer.

John J. Kime, Director. Mr. Kime has been a Director since December 2000. Mr. Kime has been the President and CEO of iBD Advisors Inc., a privately-owned Canadian company providing guidance to Canadian and international companies on site location needs and business considerations connected with their plans to locate and expand in North America since October 2007. Prior to assuming his responsibilities at iBD Advisors, Mr. Kime was the President and CEO of the London Economic Development Corporation, a public/private partnership with responsibility for providing economic development services to the city of London, Ontario, Canada, from August 1998 to October 2007. From 1991 to 1998, Mr. Kime served as Director of International Development for Big ‘O’ Inc., a company engaged in the development of manufacturing technologies used in the control and containment of water, chemicals and other substances. Mr. Kime has a BA from The University of Western Ontario. Mr. Kime has been chosen to be a Director in light of his significant business operating, accounting and financial experience.

John M. Gregory, Director. Mr. Gregory has been a director of the Company since February 26, 2007.  Mr. Gregory has been managing partner of SJ Strategic Investments, LLC. a private, family-owned investment vehicle with a diverse portfolio of public and private investments since June 2002. Mr. Gregory has been the Chairman and CEO of Gregory Pharmaceuticals Holdings (d/b/a UPM Pharmaceuticals) which is a privately held pharmaceutical company. Mr. Gregory’s leadership as chairman and CEO of King Pharmaceuticals from 1993 to 2001 (and chairman only until 2002), helped the company grow from a 90-employee family business to an S&P 500 Index company on the New York Stock Exchange with revenues exceeding $1 billion. Mr. Gregory is a graduate from the University of Maryland with a degree in pharmacy. Mr. Gregory was chosen to be a Director in light of his extensive pharmaceutical and business experience.

F. Martin Thrasher, Director. Mr. Thrasher has been a director of the Company since April 22, 2009.  Mr. Thrasher is a seasoned international executive. After graduating from the Richard Ivey School of Business in Toronto, Mr. Thrasher spent over 30 years working around the globe for companies such as General Foods from 1973 to 1977, McCormick & Co from 1977 to 1988, Campbell Soup Co. from 1988 to 2001 and ConAgra Foods Inc. from 2001 to 2004. Mr. Thrasher has lived and worked in Canada, Australia, Belgium and the U.S. His responsibilities with Campbell Soup Co. included positions as President, International Grocery and President, North America Grocery. At ConAgra Foods Inc., he was President of the Retail Products Co, a $9 billion business with over 30,000 employees. Mr. Thrasher has been President of FMT Consulting, a boutique advisory and consulting firm since August 2004. Mr. Thrasher was chosen as a Director in light of his significant international business experience with Fortune 500 companies.

Steven H. Goldman, Director. Mr. Goldman is an accomplished lawyer and business leader who became a Director in April 2010. He is currently a partner in the Toronto law firm of Goldman Hine LLP. Before joining that firm, he successfully led the restructuring and turnaround of the Speedy Auto Service and Minute Muffler franchise systems as their President and CEO from December 2007 until December 2009. Mr. Goldman graduated from Carleton University in 1976 (BA, President’s Medal) and from Queen’s University in 1980 (LLB/ JD). Mr. Goldman was called to the Bar in Ontario in 1982. He is a member of the Law Society of Upper Canada, the American Bar Association Forum on Franchising, the Institute of Corporate Directors and an executive member of the Ontario Bar Association (Franchise section).  Mr. Goldman was a Director and member of the Company’s audit committee from December 2000 until June 2005, and was formerly director of Alegro Health Corp. (now known as Centric Health Corp.) from June 2008 to May 2009. Mr. Goldman was chosen as a Director in light of his practical business and legal experience.

Scott Langille, Director, Chief Financial Officer. Mr. Langille was appointed as the Chief Financial Officer of the Company upon its acquisition of Tribute on December 1, 2011. Prior to co-founding and serving as the CFO of Tribute Pharmaceuticals, Mr. Langille had over 20 years’ experience in the pharmaceutical industry in both Canada and the United States. Prior to joining Tribute, he was CFO of Virexx Medical Corp, a Canadian public biotech company. Between 1999 and 2002, Mr. Langille held positions as Director, Corporate Finance at Biovail Corporation, Director of Finance at Biovail Pharmaceuticals Canada and Vice President at Biovail Pharmaceuticals Inc. in the United States. His other prior management positions were at Syntex Inc. /AltiMed Pharmaceuticals from 1990 to 1999 and Zimmer Canada from 2004 to 2005. Mr. Langille has a professional accounting designation and MBA from the University of Toronto.Mr. Langille been chosen to be a director in light of his significant business operating, accounting and financial experience. Mr. Langille and the Company recently signed a new employment agreement with a three year term expiring on December 31, 2017.

Janice M. Clarke, VP Finance and Administration. After the acquisition of Tribute, Ms. Clarke assumed the newly created position of VP of Finance and Administration for both Stellar and Tribute on December 1, 2011. Ms. Clarke has over twenty years of office administration and financial management experience with proven abilities to implement and manage various financial systems and office procedures. Ms. Clarke joined Tribute Pharmaceuticals Canada Inc. in August 2000 and currently manages its administrative and financial processes. Ms. Clarke's employment agreement is for an indefinite term.

Family Relationships

None.

Board Leadership Structure and Board’s Role in Risk Oversight

Since the acquisition of Tribute in 2011, the Company has separated the roles of Chairman of the Board and Chief Executive Officer. Although the separation of roles has been appropriate for the Company during that time period, in the view of the board of directors, the advisability of the separation of these roles depends upon the specific circumstances and dynamics of the Company's leadership.

As Chairman of the Board, Mr. Tenney serves as the primary liaison between the CEO and the independent directors and provides strategic input and counseling to the CEO. With input from other members of the board of directors, committee chairs and management, he presides over meetings of the board of directors. Mr. Tenney has developed an extensive knowledge of the Company, its challenges and opportunities and has a productive working relationship with its senior management team.

The board of directors, as a unified body and through committee participation, organizes the execution of its monitoring and oversight roles and does not expect its Chairman to organize those functions. The Company's primary rationale for separating the positions of Board Chairman and the CEO is the recognition of the time commitments and activities required to function effectively as Chairman and as the CEO of a company with a relatively flat management structure. The separation of roles has also permitted the board of directors to recruit senior executives into the CEO position with skills and experience that meet the board of director’s planning for the position who may not have extensive public company board experience.

The board of directors has two standing committees - Audit and Compensation. The membership of each of the board committees is comprised of independent directors, with each of the committees having a separate chairman, each of whom is an independent director. The Company's non-management members of the board of directors meet in executive sessions at each board meeting.

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

The board of directors believes that establishing the right “tone at the top” and that full and open communication between executive management and the board of directors are essential for effective risk management and oversight. The Chief Executive Officer communicates frequently with members of the board to discuss strategy and challenges facing the Company. Senior management usually attends the Company's regular quarterly board meetings and is available to address any questions or concerns raised by the board of directors on risk management-related and any other matters. Each quarter, the board of directors receives presentations from senior management on matters involving the Company's areas of operations.

Involvement in Certain Legal Proceedings

None of the Company's officers or directors have, during the last ten years, been involved in any legal proceedings as described in Item 401(f) of Regulation S-K, other than the following: (1) Mr. Langille resigned as Chief Financial Officer of ViRexx Medical Corp., a biotechnology company formerly listed on the Toronto Stock Exchange which was focused on the development of therapeutic products for the treatment of cancer and chronic viral infections, in April 2007.  On October 16, 2008, ViRexx Medical Corp. filed a Notice of Intention to make a Proposal under the Bankruptcy and Insolvency Act (Canada) as a result of having insufficient financial resources to meet all of its existing creditor obligations, and (2) Mr. Thrasher was a director of a New Food Classics Inc., a private company which filed for creditor protection in January 2012 under the Companies' Creditors Arrangement Act (Canada).  Mr. Thrasher resigned from the board of New Food Classics Inc. in February 2012.  The Board of Directors does not believe that these proceedings are material to an evaluation of either Mr. Langille’s or Mr. Thrasher’s ability to serve as an officer and/or director of the Company.

Board of Directors

The Board of Directors consists of seven members. Directors serve for terms of one year or until their successors are duly elected or appointed.

Director Independence

The Company's board of directors has determined that a majority of the board consists of members that are "independent" as that term is defined under rules of the NASDAQ Stock Market LLC.  The independent directors are Mr. Goldman, Mr. Thrasher, Mr. Kime and Mr. Gregory.

Committees of the Board of Directors

The Company has established an Audit Committee and a Compensation Committee of the Board of Directors.

Audit Committee

The Audit Committee consists of Messrs. Kime, Thrasher and Goldman is responsible for recommending the firm to be appointed as auditors to audit financial statements and to perform services related to the audit; reviewing the scope and results of the audit with the auditors; reviewing with management and the auditors the Company’s annual operating results; and considering the adequacy of the internal accounting procedures and the effect of such procedures on the auditors’ independence. Mr. Kime who chairs this committee provides financial expertise to the Audit Committee. Each Audit Committee member is an “independent” director of the Company, as defined under rules of the NASDAQ Stock Market LLC. A copy of the audit committee charter is available on the Company’s website at http://www.tributepharma.com.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Kime is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis under “Item 11. Executive Compensation” of this annual report on Form 10-K, and based on such review and discussions, the Compensation Committee recommended to the Company's board of directors that such Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee

The Compensation Committee consists of Messrs. Goldman and Thrasher (each of whom are “independent”, as defined under rules of NASDAQ Stock Market LLC). The Compensation Committee is responsible for evaluating, reviewing and supervising the procedures of the Company with regard to human resources; assessing the performance of the officers of the Company; reviewing annually the remuneration of the officers; and recommending to the Board of Directors general remuneration policies regarding salaries, bonuses and other forms of remuneration for the directors and executive officers of the Company. The Company currently does not have a compensation committee charter.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee (i) is or was during the fiscal year ended December 31, 2014 or was formerly an officer or employee of the Company or (ii) had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of the Company's executive officers currently serves, or during the last fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s board of directors or compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company is a "foreign private issuer" (as defined in Rule 405 under the Securities Act), insiders of the Company are exempt from filing beneficial ownership reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a formal Code of Ethics applicable to all employees, officers, directors and consultants of the Company. A copy of the Company's Code of Ethics is available on the Company’s website at http://www.tributepharma.com. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K. A copy of the Code of Ethics will also be provided free of charge upon request to: Secretary, Tribute Pharmaceuticals Canada Inc. 544 Egerton St, London, Ontario, N5W 3Z8 Canada.

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

Compensation Committee

The Company has established a Compensation Committee which is composed of two directors, Steven Goldman and Marty Thrasher. Mr. Thrasher is the chairman of the Compensation Committee. The Compensation Committee meets no less than once per year.

The Compensation Committee provides guidance with respect to, and the purpose and principles behind, the Company’s compensation decisions and overall compensation philosophy and objectives; oversees the Company’s compensation policies, plans and programs; and reviews and determines executive officer compensation. The Compensation Committee annually evaluates the performance and determines the compensation of the Chief Executive Officer and Chief Financial Officer of the Company based upon a mix of factors including the achievement of corporate goals, achievement of individual goals, overall individual performance, and comparisons with other companies selected based on size and similar business.

The Compensation Committee did not formally consider the implications of the risks associated with the Company’s compensation policies and practices. The Committee did not feel that a formal review was necessary given the size of the Company’s business, the composition of the compensation and the size of the management group.

The Company has no policy that precludes an officer or director from purchasing financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held directly or indirectly, by the director or officer.

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

The annual incentives granted to the Chief Executive Officer and Chief Financial Officer are approved by the board of directors and are dependent upon corporate and individual performance, measured against the strategic plan approved by the board of directors. The annual incentive pay for other senior management is recommended to the Compensation Committee by the Chief Executive Officer based on corporate, divisional and individual performance measured against the strategic plan.  The annual incentive plan formula is used to determine the bonus payable to the officers and employees based on their ability to satisfy certain performance criteria.  The performance criteria and targets are set annually by the Compensation Committee (in respect of senior officers) and by management in respect of all other employees.

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

The Stock Option Plan is administered by the board of directors, and at its option, the Compensation Committee of the Board of Directors. Subject to the provisions of the Stock Option Plan, the board of directors is authorized in its sole discretion to make decisions regarding the administration of the Stock Option Plan. Recommendations for stock options are prepared by management and presented to the Board for approval. The Board reviews the proposal, the individual or individuals involved and the terms and conditions proposed before approving the recommendations.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Chief Executive Officer, Chief Financial Officer and VP Finance and Administration whose total annual salary and bonus exceeded US$100,000 (collectively, the "Named Executive Officers") for fiscal year 2014.

				Non-equity incentive plan compensation
Name and principal position	Year	Salary ($)	Option-based awards(1) ($)	Annual incentive plans (2)	Long-term incentive plans	Pension value ($)	All other compensation ($)		Total compensation ($)
Rob Harris	2014	250,000	202,273	Nil	Nil	Nil	22,458	(3)	474,731
President and Chief Executive Officer	2013	250,000	82,778	125,000	Nil	Nil	21,846	(3)	479,240
	2012	250,000	165,556	Nil	Nil	Nil	23,061	(3)	438,617

Scott Langille	2014	200,000	167,352	Nil	Nil	Nil	22,458	(3)	389,809
Chief Financial Officer	2013	200,000	67,698	80,000	Nil	Nil	21,846	(3)	369,544
	2012	20,000	135,396	Nil	Nil	Nil	18,033	(3)	353,429

Janice Clarke	2014	168,508	51,208	16,360	Nil	Nil	6,404	(4)	226,119
VP Finance and Administration	2013	170,267	32,800	48,000	Nil	Nil	1,864	(5)	252,931
	2012	160,000	9,600	Nil	Nil	Nil	1,800	(5)	171,404

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

(2)	Includes payout of prior year cash bonus accrual
(3)	Includes directors pay of $6,000, auto allowance of $14,400 and taxable benefits
(4)	Includes $4,500 for compensation as board secretary and taxable benefits
(5)	Includes taxable benefits

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of common  shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2014.

Name	Number of securities underlying unexercised options # (exercisable)	Number of securities underlying unexercised options # (unexercisable)	Equity incentive plan awards: Number of securities underlying unexercised unearned options #	Option exercise price (Cdn$)	Options expiration date
Rob Harris(1)	-	21,547		0.44	2/6/2019
	45,000		45,000	0.42	6/20/2018
	517,532	211,297		0.57	12/1/2016

Scott Langille(2)	-	17,630		0.44	2/6/2019
	45,000		45,000	0.42	6/20/2018
	423,113	172,510		0.57	12/1/2016

Janice Clarke(3)	-	30,833		0.44	2/6/2019
	45,000		45,000	0.42	6/20/2018
	6,667			0.40	2/6/2018
	20,000			0.57	3/29/2017
	25,000			0.57	12/1/2016
	30,000			0.41	6/22/2016
	10,000			0.68	4/14/2016
	45,000			0.95	6/30/2015

(1)
In connection with his employment agreement described below, Mr. Harris was granted an option to purchase 1,034,276 common shares. Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012. The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013. Of these options 176,689 have been cancelled (2013 – 172,379 and 2014 – 4,309) as the targets were not achieved. During 2014, Mr. Harris was granted an additional 189,617 performance based options. Of these options 168,070 have been cancelled as the performance targets were not achieved. Mr. Harris has also received 90,000 options provided in his role as a director, of which 30,000 were earned in 2014.

(2)
In connection with his employment agreement described below, Mr. Langille was granted an option to purchase 846,226 common shares.  Of these options, 50% are time based and vest in 36 equal quarterly installments on the first day of January, April, July and October, with the first installment vesting on April 1, 2012. The remaining 50% of these options are performance based and will vest in 36 equal quarterly installments on the last day of March, June, September and December, with the first installment vesting on March 31, 2013. Of these options 144,564 have been cancelled (2013 – 141,038 and 2014 – 3,526) as the performance targets were not achieved. During 2014, Mr. Langille was granted an additional 155,142 performance based options. Of these options 137,512 have been cancelled as the targets were not achieved. Mr. Langille has also received 90,000 options provided in his role as a director, of which 30,000 were earned in 2014.

(3)
Ms. Clarke has received 67,500 employee performance based options, 165,000 options provided in her role as board secretary and 25,000 options in connection with her employment agreement signed on December 1, 2011.

Employment Agreements and Change in Control Provisions

Rob Harris Executive Employment Agreement

On January 27, 2015, the Company entered into a new employment agreement with Rob Harris, President and Chief Executive Officer of the Company, effective as of January 1, 2015.

The executive employment agreement with Mr. Harris provides for the following compensation, without limitation: (i) payment for services at an annualized rate of Cdn$325,000; (ii) an annual performance-based cash bonus opportunity equal to 50% of Mr. Harris’ annual salary, subject to increase or decrease depending on achievement of certain gross revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) budgets for the Company for each applicable year; (iii) a grant of 1,200,000 stock options under the Company’s stock option plan, including (a) 300,000 stock options, vesting 8.33% quarterly from March 31, 2015 through December 31, 2017, at an exercise price equal to the closing price of the Company’s common shares on the day preceding the date of grant and expiring five years from the date of grant, and (b) up to 900,000 stock options that may be earned depending on achievement of certain gross revenue and EBITDA budgets for the Company, vesting 25% quarterly from March 31, 2016 through December 31, 2018, at an exercise price equal of $0.62 and expiring five years from the date of grant; and (iv) certain other benefits.

If Mr. Harris’ employment is terminated (a) by the Company for any reason other than for Just Cause or Disability (as such terms are defined in Mr. Harris’ Executive Employment Agreement) or death, or (b) by Mr. Harris for Good Reason (as such term is defined in the Executive Employment Agreement), Mr. Harris shall be entitled to an amount equal to (i) twice his Annual Salary (as such term is defined in the Executive Employment Agreement) at the time of termination and the Cash Award (as such term is defined in the Executive Employment Agreement) based on achieving 100 to 105% of the applicable EBITDA and Gross Revenue Budgets (as such terms are defined in the Executive Employment Agreements) and (ii) the pro-rated Cash Award for the year in which termination occurs that would be payable based on the actual year to date Gross Revenue and EBITDA performance comparted to the year to date agreed upon Gross Revenue and EBITDA Budgets up to an including the last full calendar month prior to the termination, and all outstanding and accrued regular and vacation pay and expenses to the date of termination. Upon a Control Change (as defined in the Executive Employment Agreement), Mr. Harris shall automatically be entitled to an amount equal to (i) twice his Annual Salary (as such term is defined in the Executive Employment Agreement) at the time of the Control Change and the Cash Award (as such term is defined in the Executive Employment Agreement) based on achieving 100 to 105% of the applicable EBITDA and Gross Revenue Budgets (as such terms are defined in the Executive Employment Agreements) and (ii) the pro-rated Cash Award for the year in which the Control Change occurs that would be payable based on the actual year to date Gross Revenue and EBITDA performance comparted to the year to date agreed upon Gross Revenue and EBITDA Budgets up to an including the last full calendar month prior to the Control Change, and (iii) all outstanding and accrued regular and vacation pay and expenses to the date of termination. Furthermore, if Mr. Harris holds any options, rights, warrants or other entitlements for the purchase or acquisition of shares in the capital of the Company, all such rights shall vest immediately and continue to be available for exercise for a period of up to 60 days following the date of termination, after which any such rights shall be void and of no further force and effect.

Mr. Harris is subject to customary non-competition and non-solicitation restrictive covenants in favor of the Company.

Scott M. Langille Executive Employment Agreement

On January 27, 2015, the Company entered into a new employment agreement with Scott Langille, the Chief Financial Officer of the Company, effective as of January 1, 2015.

The executive employment agreement with Mr. Langille provides for the following compensation, without limitation: (i) payment for services at an annualized rate of Cdn$250,000; (ii) an annual performance-based cash bonus opportunity equal to 40% of Mr. Langille’s annual salary, subject to increase or decrease depending on achievement of certain gross revenue and EBITDA budgets for the Company for each applicable year; (iii) a grant of 960,000 stock options under the Company’s stock option plan, including (a) 240,000 stock options, vesting 8.33% quarterly from March 31, 2015 through December 31, 2017, at an exercise price equal to the closing price of the Company’s common shares on the day preceding the date of grant and expiring five years from the date of grant, and (b) up to 720,000 stock options that may be earned depending on achievement of certain gross revenue and EBITDA budgets for the Company, vesting 25% quarterly from March 31, 2016 through December 31, 2018, at an exercise price of $0.62 and expiring five years from the date of grant; and (iv) certain other benefits.

If Mr. Langille’s employment is terminated (a) by the Company for any reason other than for Just Cause or Disability (as such terms are defined in Mr. Langille’s Executive Employment Agreement) or death, or (b) by Mr. Langille for Good Reason (as such term is defined in the Executive Employment Agreement), Mr. Langille shall be entitled to an amount equal to (i) twice his Annual Salary (as such term is defined in the Executive Employment Agreement) at the time of termination and the Cash Award (as such term is defined in the Executive Employment Agreement) based on achieving 100 to 105% of the applicable EBITDA and Gross Revenue Budgets (as such terms are defined in the Executive Employment Agreements) and (ii) the pro-rated Cash Award for the year in which termination occurs that would be payable based on the actual year to date Gross Revenue and EBITDA performance comparted to the year to date agreed upon Gross Revenue and EBITDA Budgets up to an including the last full calendar month prior to the termination, and all outstanding and accrued regular and vacation pay and expenses to the date of termination. Upon a Control Change (as defined in the Executive Employment Agreement), Mr. Langille shall automatically be entitled to an amount equal to (i) twice his Annual Salary (as such term is defined in the Executive Employment Agreement) at the time of the Control Change and the Cash Award (as such term is defined in the Executive Employment Agreement) based on achieving 100 to 105% of the applicable EBITDA and Gross Revenue Budgets (as such terms are defined in the Executive Employment Agreements) and (ii) the pro-rated Cash Award for the year in which the Control Change occurs that would be payable based on the actual year to date Gross Revenue and EBITDA performance comparted to the year to date agreed upon Gross Revenue and EBITDA Budgets up to an including the last full calendar month prior to the Control Change, and (iii) all outstanding and accrued regular and vacation pay and expenses to the date of termination. Furthermore, if Mr. Langille holds any options, rights, warrants or other entitlements for the purchase or acquisition of shares in the capital of the Company, all such rights shall vest immediately and continue to be available for exercise for a period of up to 60 days following the date of termination, after which any such rights shall be void and of no further force and effect.

If Mr. Langille’s employment is terminated by the Company for any other reason other than for Just Cause, Disability or death (as such terms are defined in the Executive Employment Agreement), by Mr. Langille for Good Reason (as such term is defined in the Executive Employment Agreement), Mr. Langille shall be entitled to an amount equal to twenty-four months of Annual Salary (as such term is defined in the Executive Employment Agreement) at the time of termination, and all outstanding and accrued regular and vacation pay and expenses to the date of termination. Upon a Control Change (as defined in the Executive Employment Agreement), Mr. Langille shall automatically be entitled to an amount equal to twenty-four months of Annual Salary at the time termination, all outstanding and accrued regular  and vacation pay and expenses to the date of termination. Furthermore, if Mr. Langille holds any options, rights, warrants or other entitlements for the purchase or acquisition of shares in the capital of the Company, all such rights shall vest immediately and continue to be available for exercise for a period of up to 60 days following the date of termination, after which any such rights shall be void and of no further force and effect.

Mr. Langille is subject to customary non-competition and non-solicitation restrictive covenants in favor of the Company.

Janice M. Clarke Amended and Restated Executive Employment Agreement

On January 1, 2015, the Company entered into a new employment agreement with Janice Clarke, the VP of Finance and Administration, of the Company.

The executive employment agreement with Ms. Clarke provides for the following compensation, without limitation: (i) payment for services at an annualized rate of Cdn$180,240, to be reviewed annually; (ii) an annual performance-based cash bonus opportunity equal to 30% of Ms. Clarke’s annual salary, subject to increase or decrease depending on achievement of certain gross revenue and EBITDA budgets for the Company for each applicable year and achievement of personal objectives (iii) a grant of stock options as approved under the Company’s annual stock option plan, as approved by the board, at an exercise price of $0.62 and expiring five years from the date of grant, and (iv) certain other benefits.

If Ms. Clarke’s employment is terminated by the Company for any other reason other than for Just Cause, Disability or death (as such terms are defined in the Amended and Restated Executive Employment Agreement), by Ms. Clarke for Good Reason (as such term is defined in the Amended and Restated Executive Employment Agreement), or by Ms. Clarke with or without reason during the six month period immediately following a Control Change (as defined in the Executive Employment Agreement), Ms. Clarke shall be entitled to an amount equal to twenty-four months of Annual Salary (as such term is defined in the Executive Employment Agreement) at the time of termination, and all outstanding and accrued regular and vacation pay and expenses to the date of termination. Furthermore, if Ms. Clarke holds any options, rights, warrants or other entitlements for the purchase or acquisition of shares in the capital of the Company, all such rights shall vest immediately and continue to be available for exercise for a period of 30 days following the date of termination, after which any such rights shall be void and of no further force and effect.

Ms. Clarke is subject to customary non-competition and non-solicitation restrictive covenants in favor of the Company.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table shows information regarding the compensation earned or paid during 2014 to Non-Employee Directors who served on the Board during the year.

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)		Total ($)
Steven Goldman (2)(5)(6)	14,000	10,200	Nil		24,200
John Gregory(2)	9,700	10,200	Nil		19,900
John Kime (2)(4)(5)	17,750	10,200	Nil		27,950
Arnold Tenney (1)	13,950	10,200	78,000	(7)	102,150
F. Martin Thrasher (2)(5)(6)	14,000	10,200	Nil		24,200

Options are converted (option based awards)

Board Member Position as referenced above	Annual Compensation $	Annual Compensation Options #
(1) Chairman	10,000	30,000
(2) Director	6,000	30,000
(3) Secretary	6,000	30,000
(4) Chair of audit Committee	4,000	30,000
(5) Audit committee member	1,000	30,000
(6) Compensation committee	1,000	30,000
(7) The Company entered into a financial advisory and consulting agreement with LMT; in consideration for services provided under such agreement, LMT received options to purchase 200,000 common shares of the Corporation which fully vested on January 3, 2015.

In addition, each board member is entitled to additional $500 in cash compensation for each half day of attendance at any board meetings not included as regular meetings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common shares of the Company as of February 26, 2015 by (i) each person known to the Company to beneficially own more than 5% of the Company's outstanding common shares, (ii) each of the Company's directors, (iii) the Company's named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Tribute Pharmaceuticals Canada Inc., 151 Steeles Avenue East, Milton, Ontario, Canada, L9T 1Y1.

Name of Beneficial Owner	Number of Shares	% of Class (1)
Named executive officers and directors:
Robert Harris(2)	10,285,650	10.3%
Arnold Tenney(3)	1,819,800	1.8%
Steven H. Goldman(4)	3,905,846	3.9%
John M. Gregory(5)	9,141,294	9.1%
John Kime(6)	514,892	*
F. Martin Thrasher(7)	2,672,500	2.7%
Scott Langille(8)	7,527,351	7.5%
Janice Clarke(9)	271,672	*
All Officers and Directors as a Group (8 persons)	36,109,005	34.5%

5% or Greater Stock Holders
SJ Strategic Investments, LLC(5)	7,688,794	7.7%
The K2 Principal Fund L.P. (10)	13,933,500	13.4%
FMR LLC(10)	11,043,000	11.1%
Elora Financial Management Inc.(8)	6,875,000	6.9%

* Represents less than 1%

(1)
Applicable percentage ownership is based on 99,088,738 common shares outstanding as of February 26, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Securities convertible into common shares that are currently exercisable or exercisable within 60 days of February 26, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes (i) 5,062,500 common shares held by Mr. Harris, (ii) 4,125,000 common shares held by Mr. Harris' spouse, (iii) 730,457 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.57 per share; (iv) 52,500 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; (v) 2,693 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.40 per share; and (vi) 312,500 common shares underlying Series B warrants, which are exercisable from February 27, 2013 until February 27, 2018 at an exercise price of Cdn$0.60 per share, subject to a certain right of the Company to call the Series B warrants.

(3)
Includes (i) 1,075,800 common shares held by LMT Financial Inc., (ii) 126,500 common shares held by Arnmat Investments Limited, (iii) 105,000 common shares held by Mr. Tenney’s spouse, (iv) 105,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.95 per share; (vi) 30,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.41 per share; (vii) 52,500 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; (viii) 200,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; (viv) 125,000 common shares underlying Series B warrants held by LMT Financial Inc., which are exercisable from February 27, 2013 until February 27, 2018 at an exercise price of Cdn$0.60 per share, subject to a certain right of the Company to call the Series B warrants.  Mr. Tenney has sole voting and dispositive power over the common shares beneficially held by LMT Financial Inc. and Arnmat Investments Limited.

(4)
Includes (i) 375,000 common shares held by Mr. Goldman, (ii) 615,540 common shares held by RBC Securities on behalf of Mr. Goldman’s registered retirement savings plan (“RRSP”), (iii) 958,206 common shares held by Lambent Consulting Corp., (iv) 1,159,600 common shares held by Mr. Goldman’s spouse, (v) 90,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.95 per share; (vi) 30,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.41 per share; (vii) 52,500 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; (viii) 275,000 common shares underlying Series B warrants held by RBC Securities on behalf of Mr. Goldman’s RRSP, which are exercisable from February 27, 2013 until February 27, 2018 at an exercise price of Cdn$0.60 per share, subject to a certain right of the Company to call the Series B warrants; and (viv) 350,000 common shares underlying Series B warrants held by Mr. Goldman’s spouse, which are exercisable from February 27, 2013 until February 27, 2018 at an exercise price of Cdn$0.60 per share, subject to a certain right of the Company to call the Series B warrants. Mr. Goldman has sole voting and dispositive power over the common shares beneficially held by Lambent Consulting Corp.

(5)
Includes (i) 937,500 common shares held by Mr. Gregory, (ii) 7,063,794 common shares held by SJ Strategic Investments, LLC, (iii) 90,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.95 per share; (iv) 30,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.41 per share; (v) 52,500 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; (vi) 312,500 common shares underlying Series B warrants, which are exercisable from February 27, 2013 until February 27, 2018 at an exercise price of Cdn$0.60 per share, subject to a certain right of the Company to call the Series B warrants; and (vii) 625,000 common shares underlying Series B warrants held by SJ Strategic Investments, LLC, which are exercisable from February 27, 2013 until February 27, 2018 at an exercise price of Cdn$0.60 per share, subject to a certain right of the Company to call the Series B warrants. Mr. Gregory has sole voting and dispositive power over the common shares beneficially held by SJ Strategic Investments, LLC.

(6)
Includes (i) 233,696 common shares held by Mr. Kime; (ii) 90,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.95 per share; (iii) 30,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.41 per share; (iv) 52,500 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; and (v) 108,696 common shares underlying  warrants, which are exercisable until September 20, 2018 at an exercise price of Cdn$0.55 per share.

(7)
Includes (i) 1,875,000 common shares held by 2089636 Ontario Ltd., (ii) 90,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.95 per share; (iii) 30,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.41 per share; (iv) 52,500 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; and (v) 625,000 common shares underlying Series B warrants held by 2089636 Ontario Ltd., which are exercisable from February 27, 2013 until February 27, 2018 at an exercise price of Cdn$0.60 per share, subject to a certain right of the Company to call the Series B warrants. Mr. Thrasher has sole voting and dispositive power over the common shares beneficially held by 2089636 Ontario Ltd.

(8)
Includes (i) 6,843,750 common shares held by Elora Financial Management Inc.; (ii) 597,647 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.57 per share; (iii) 52,500 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; (iv) 2,204 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.40 per share; and (v) 31,250 common shares underlying Series B warrants held by Elora Financial Management Inc., which are exercisable from February 27, 2013 until February 27, 2018 at an exercise price of Cdn$0.60 per share, subject to a certain right of the Company to call the Series B warrants. Mr. Langille has sole voting and dispositive power over the shares held by Elora Financial Management Inc.

(9)
Includes (i) 80,422 common shares held by Ms. Clarke; (ii) 10,000 common shares held by Ms. Clarke’s spouse; (iii) 45,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.95 per share; (iv) 10,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.68 per share; (v) 30,000 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.41 per share; (vi) 38,750 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.57 per share; (vii) 1,667 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.40 per share; (viii) 52,500 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.42 per share; and (viv) 3,333 common shares issuable pursuant to options granted under the Company’s stock option plan that are vested and exercisable within 60 days after the date hereof at an exercise price of Cdn$0.40 per share.

(10)
As disclosed in filings made by K2 with certain Canadian securities regulators. Includes (i) 9,233,500 common shares held by K2; and (ii) 4,700,000 common shares underlying warrants, which are exercisable until July 15, 2016 at an exercise price of Cdn$0.90 per share.

(11)	Based on FMR LLC’s Amendment No. 1 to Schedule 13G/A filed with the SEC on February 13, 2015.

For disclosure regarding securities authorized for issuance under equity compensation plans see "Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities – Equity Compensation Plan Information" of this annual report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, since the beginning of the Company's fiscal year 2014, there has not been, and there is not currently proposed any transaction or series of similar transactions in which any related person, including, without limitation, any director, executive officer, holder of more than 10% of the Company's common shares during such period, or entities affiliated with them, had or will have a direct or indirect material interest.

During the years ended December 31, 2014 and 2013, the Company granted 200,000 and nil, respectively, options to purchase common shares of the Company, to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the year ended December 31, 2014, the Company recorded $77,333 as a non-cash expense. During the year ended December 31, 2013, the Company recorded and paid to LMT an aggregate of $60,000, respectively. These amounts have been recorded as selling, general and administrative expense in the statements of operations, comprehensive income (loss) and deficit.

For disclosure regarding director independence see "Item 10. Directors, Executive Officers and Corporate Governance – Director Independence" and "– Committees of the Board of Directors" in this annual report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The shareholders have appointed McGovern, Hurley, Cunningham LLP as the Company’s independent auditors for the fiscal years ended December 31, 2014 and 2013. The following table shows the fees recorded by the Company for the audit and other services provided by McGovern, Hurley, Cunningham LLP for 2014 and 2013:

	2014	2013
Audit Fees	$131,270	$155,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	21,930	-
Totals	$153,200	$155,000

 “Audit fees” are fees for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company's Form 10-Q filings, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. “Audit-related fees” are fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees”. “Tax fees” are fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning. “All other fees” are fees billed for products and services provided by the Company’s principal accountant, other than the services reported under “audit fees”, “audit-related fees”, and “tax fees”.

Audit Fees.

Audit fees consist of fees recorded for professional services rendered for the audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees recorded by the Company for the 2014 and 2013 audit were approximately $153,200 and $155,000, respectively.

Audit-Related Fees.

Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not under “Audit Fees.” There were no audit- related fees in 2014 and 2013.

Tax Fees.

The Company does not engage its principal accountant to assist with the preparation or review of the Company’s annual tax filings. The Company does, however, engage an outside tax consultant to provide this service. The Company recorded an expense of $5,625 and $5,068 for 2014 and 2013, respectively.

All Other Fees.

The aggregate fees recorded by the Company for 2014 and 2013 related to the public offering were $21,930 and $nil, respectively.

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

Consistent with the applicable laws, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to the Company. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

During the fiscal year ended December 31, 2014, 4% of the audit, audit-related, tax and other services provided to the Company by its independent auditors were approved by the audit committee pursuant to the de minimis exception provided under paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements:

(b)	Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c)	Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit No.	Description of Exhibit
2.1
Share Purchase Agreement, dated December 1, 2011, by and among Stellar Pharmaceuticals Inc., Elora Financial Management Inc., Mary-Ann Harris, Rob Harris and Scott Langille (incorporated herein by reference to Exhibit 2.1 to the Company’s Amendment No. 2 to current report on Form 8-K filed with the SEC on February 11, 2013).

2.2†
Asset Purchase Agreement, dated October 2, 2014, by and among Novartis AG, Novartis Pharma AG and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on October 8, 2014).

3.1
Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3(i)A to the Company’s Amendment to annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on July 13, 2006).

3.2
First Articles of Amendment of the Company (incorporated herein by reference to Exhibit 3(i)B to the Company’s Amendment to annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on July 13, 2006).

3.3
Second Articles of Amendment of the Company (incorporated herein by reference to Exhibit 3(i)C to the Company’s Amendment to Annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on July 13, 2006).

3.4
Articles of Amalgamation of the Company, effective January 1, 2013, changing the Company’s name from Stellar Pharmaceuticals Inc. to Tribute Pharmaceuticals Canada Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2013).

3.5
By-Laws of the Company (incorporated herein by reference to Exhibit 3(ii) to the Company’s Amendment to annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on July 13, 2006).

4.1
Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment to annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on July 13, 2006).

4.2	Form of Series A/B Warrant, dated February 27, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 5, 2013).
4.3	Form of Series A/B Warrant, dated March 5, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 8, 2013).
4.4	Form of Series A/B Warrant, dated March 11, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 14, 2013).
4.5
Warrant, dated May 11, 2012, issued to Midcap Funding III, LLC (incorporated herein by reference to Exhibit 4.6 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 22, 2013).

4.6
Amended and Restated Warrant, dated February 27, 2013, issued to Midcap Funding III, LLC (incorporated herein by reference to Exhibit 4.8 to the Company’s annual report on Form 10-K filed with the SEC on March 22, 2013).

4.7	Promissory Note, dated August 8, 2013, issued to SWK Funding LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 14, 2013).
4.8	Warrant, dated August 8, 2013, issued to SWK Funding LLC (incorporated herein by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on August 14, 2013).
4.9
Promissory Note, dated February 4, 2014, issued to SWK Funding LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on February 11, 2014).

4.10	Warrant, dated February 4, 2014, issued to SWK Funding LLC (incorporated herein by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on February 11, 2014).
4.11
Warrant Indenture, dated July 15, 2014, between the Company and Equity Financial Trust Company (incorporated herein by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014.

10.1#
Amended and Restated Stock Option Plan effective June 22, 2011 (incorporated herein by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 22, 2013).

10.2#
Executive Employment Agreement, effective January 1, 2015, by and between the Company and Rob Harris (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A filed with the SEC on February 2, 2015).

10.3#
Executive Employment Agreement, effective January 1, 2015, by and between the Company and Scott Langille (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on February 2, 2015).

10.4*#	Amended and Restated Executive Employment Agreement, effective January 1, 2015, by and between the Company and Janice Clarke.
10.5*#	Consulting Agreement, effective January 1, 2015, by and between the Company and LMT Financial Inc..
10.6	Form of Registration Rights Agreement, dated February 27, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on March 5, 2013).
10.7	Form of Securities Purchase Agreement, dated March 5, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 8, 2013).
10.8	Form of Registration Rights Agreement, dated March 5, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on March 8, 2013).
10.9	Form of Securities Purchase Agreement, dated March 11, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 14, 2013).
10.10	Form of Registration Rights Agreement, dated March 11, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on March 14, 2013).
10.11†
Credit Agreement, dated August 8, 2013, by and between the Company and SWK Funding LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 14, 2013).

10.12†
First Amendment to Credit Agreement and Guarantee, dated October 1, 2014, by and between the Company and SWK Funding LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

10.13
Guarantee and Collateral Agreement, dated August 8, 2013 by and between the Company and SWK Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on August 14, 2013).

10.14
Intellectual Property Security Agreement, dated August 8, 2013, by and between the Company and SWK Funding LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on August 14, 2013).

10.15
Underwriting Agreement, dated June 25, 2014, among the Company, Dundee Securities Ltd. and Mackie Research Capital Corporation (incorporated herein by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed with the SEC on June 27, 2014).

10.16†
License Agreement, dated as of October 2, 2014, by and among Novartis AG, Novartis Pharma AG, Novartis Pharmaceuticals Canada Inc. and the Company (incorporated herein by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed with the SEC on October 8, 2014).

23*	Consent by McGovern, Hurley, Cunningham, LLP.
24*	Power of Attorney (included on the signature page hereto).
31.1*
Certification of Chief Executive Officer (principal executive officer) of the Company pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act*, as adopted pursuant to Section 302 of the Sarbanes –Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (principal executive officer) of the Company pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act*, as adopted pursuant to Section 302 of the Sarbanes –Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer (principal executive officer) of the Company pursuant to Rule 13(a)-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Chief Financial Officer (principal executive officer) of the Company pursuant to Rule 13(a)-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File (Tribute Pharmaceuticals Canada Inc. Financial Statements for the years ended December 31, 2014 and 2013, furnished in XBRL (eXtensible Business Reporting Language).
_____________
*  Filed herewith

**  Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Balance Sheets at December 31, 2014 and 2013, (ii) the Statements of Operations and Comprehensive (Loss) for the years ended December 31, 2014 and 2013, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013, (iv) the Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) the Notes to Financial Statements for the years ended December 31, 2014 and 2013. Users of this data are advised pursuant to Rule 402 of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under such sections

†  Certain confidential portions of the Exhibit have been omitted and separately filed with the SEC pursuant to a confidential treatment order granted by the SEC.

# Indicates management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUTE PHARMACEUTICALS CANADA INC.
(Registrant)

Date: March 3, 2015	By:	/s/ Rob Harris
Rob Harris
Chief Executive Officer

Exhibit 24

Power of Attorney

Each director and officer of the Company whose signature appears below hereby appoints Robert Harris and Scott M. Langille, and each of them individually, as his or her true and lawful attorney-in-fact and agent to sign in his or her name and behalf, in any and all capacities stated below, and to file this annual report on Form 10-K, and any and all amendments thereto, with the Securities and Exchange Commission.

Signature	Title

/s/ Arnold Tenney	Director
Arnold Tenney

/s/ Steven Goldman	Director
Steven Goldman

/s/ John M. Gregory	Director
John M. Gregory

/s/ John J. Kime	Director
John J. Kime

/s/ F. Martin Thrasher	Director
F. Martin Thrasher

/s/ Janice M. Clarke	VP of Finance and Administration
Janice M. Clarke

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rob Harris	President, Chief Executive Officer and Director	March 3, 2015
Rob Harris	(principal executive officer)

/s/ Scott Langille	Chief Financial Officer and Director	March 3, 2015
Scott Langille	(principal financial and accounting officer)

/s/ Arnold Tenney	Title	March 3, 2015
Arnold Tenney

/s/ Steven Goldman	Director	March 3, 2015
Steven Goldman

/s/ John M. Gregory	Director	March 3, 2015
John M. Gregory

/s/ John J. Kime	Director	March 3, 2015
John J. Kime

/s/ F. Martin Thrasher	Director	March 3, 2015
F. Martin Thrasher

/s/ Janice M. Clarke	VP of Finance and Administration	March 3, 2015
Janice M. Clarke

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

AUDITOR REPORT

McGovern, Hurley, Cunningham, LLP
Chartered Accountants

2005 Sheppard Avenue East, Suite 300
Toronto, Ontario
M2J 5B4, Canada
Phone 416-496-1234
Fax 416-496-0125
Web www.mhc-ca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tribute Pharmaceuticals Canada Inc.

We have audited the accompanying balance sheets of Tribute Pharmaceuticals Canada Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of changes in shareholders' equity, operations and comprehensive (loss), and cash flows for each of the years in the two-year period ended December 31, 2014. Tribute Pharmaceuticals Canada Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tribute Pharmaceuticals Canada Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

McGOVERN, HURLEY, CUNNINGHAM, LLP

McGovern, Hurley, Cunningham, LLP

Chartered Accountants

Licensed Public Accountants

TORONTO, Canada

February 27, 2015

A member of UHY International, a network of independent accounting and consulting firms
UHY

TRIBUTE PHARMACEUTICALS CANADA INC.
BALANCE SHEETS
(Expressed in Canadian dollars)

	As at December 31, 2014	As at December 31, 2013
ASSETS
Current
Cash and cash equivalents	$3,505,791	$2,813,472
Accounts receivable, net of allowance of $nil (2013 - $nil) (Note 19d)	2,145,319	591,766
Inventories (Note 4)	1,037,387	1,044,831
Taxes recoverable	130,623	651,791
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 5)	187,279	165,886
Current portion of debt issuance costs, net (Note 9)	128,134	91,100
Total current assets	7,150,347	5,374,660
Property, plant and equipment, net (Note 6)	1,012,285	1,089,919
Intangible assets, net (Note 7)	40,958,870	9,717,173
Goodwill (Note 8)	3,599,077	3,599,077
Debt issuance costs, net (Note 9)	359,161	253,712
Total assets	$53,079,740	$20,034,541

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,344,606	$3,284,756
Current portion of long term debt (Note 9)	1,319,030	204,700
Warrant liability (Note 10c)	3,107,880	2,966,714
Other current liability (Note 20)	-	38,156
Total current liabilities	8,771,516	6,494,326
Long term debt (Note 9)	13,967,493	5,640,102
Total liabilities	22,739,009	12,134,428

Contingencies and commitments (Notes 9 and 13)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 10a)
Common shares 94,476,238 (2013 – 51,081,238)	41,182,630	19,947,290
Additional paid-in capital options (Note 10b)	2,713,605	2,286,890
Warrants (Note 10c)	6,347,349	-
Accumulated other comprehensive loss	-	(38,156)
Deficit	(19,902,853)	(14,295,911)
Total shareholders’ equity	30,340,731	7,900,113
Total liabilities and shareholders’ equity	53,079,740	$20,034,541

See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in Canadian dollars)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Number of Common Shares	Common Shares	Warrants	Additional Paid-in Capital Options	Accumulated Other Comprehensive Income	Deficit
	#	$	$	$	$	$
BALANCE,
January 1, 2013	39,610,042	17,589,957	-	1,867,723	-	(7,723,556)

Units issued (Note 10a)	11,471,196	4,713,787	-	-	-	-
Options issued to employees and directors (Note 10b)	-	-	-	419,167	-	-
Broker warrants – valuation allocation (Note 10a)	-	(172,986)	-	-	-	-
Common share purchase warrants – valuation (Note 10c)	-	(1,746,503)	-	-	-	-
Share issuance costs (Note 10a)	-	(436,965)	-	-	-	-
Unrealized loss on derivative instrument	-	-	-	-	(38,156)	-
Net loss for the year	-	-	-	-	-	(6,572,355)
December 31, 2013	51,081,238	19,947,290	-	2,286,890	(38,156)	(14,295,911)

Units issued (Note 10a)	42,895,000	30,026,500	-	-	-	-
Common shares issued for services (Note 10a)	500,000	211,812	-	426,715	-	-
Options issued to employees and directors (Note 10b)	-	-	-	-	-	-
Broker warrants – valuation allocation (Note 10a)	-	(1,177,468)	1,177,468	-	-	-
Common share purchase warrants – valuation (Note 10c)	-	(5,169,881)	5,169,881	-	-	-
Share issuance costs (Note 10a)	-	(2,655,623)	-	-	-	-
Unrealized gain on derivative instrument (Note 20)	-	-	-	-	38,156	-
Net loss for the year	-	-	-	-	-	(5,606,942)
December 31, 2014	94,476,238	41,182,630	6,347,349	2,713,605	-	(19,902,853)

See accompanying notes to financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in Canadian dollars)

For the Years Ended December 31,

	2014	2013
Revenues
Licensed domestic product net sales	$9,106,038	$8,598,385
Other domestic product sales	6,127,968	3,366,374
International product sales	1,619,372	1,277,678
Royalty and licensing revenues	18,414	197,924
Total revenues (Notes 14 and 17)	16,871,792	13,440,361

Cost of sales
Licensor sales and distribution fees	5,902,034	5,844,494
Cost of products sold	1,787,584	1,541,662
Write down of inventories	53,099	56,935
Total cost of sales	7,742,717	7,443,091
Gross Profit	9,129,075	5,997,270
Expenses
Selling, general and administrative (Notes 10b, 13c, 13e, 15 and 18)	10,149,854	9,489,579
Amortization	1,511,021	1,245,846
Total operating expenses	11,660,875	10,735,425
(Loss) from operations	(2,531,800)	(4,738,155)

Non-operating income (expenses)
Change in warrant liability (Note 10c)	283,305	(399,217)
Loss on disposal of intangible asset (Note 7)	-	(161,200)
Loss on extinguishment of loan (Note 9)	-	(620,835)
Unrealized foreign currency exchange on debt (Note 18)	(1,641,238)	(340,553)
Loss on derivative instrument (Note 20)	(167,511)	-
Accretion expense (Note 9)	(167,555)	(103,775)
Interest expense	(1,441,729)	(527,079)
Interest income	59,586	3,559
Loss and comprehensive loss before tax	(5,606,942)	(6,887,255)
Deferred income tax recovery (Note 16)	-	314,900
Net (loss) for the year	(5,606,942)	(6,572,355)
Unrealized loss on derivative instrument, net of tax (Note 20)	-	(38,156)
Total comprehensive loss	$(5,606,942)	$(6,610,511)
Loss Per Share (Note 11)
- Basic	$(0.08)	$(0.13)
- Diluted	$(0.08)	$(0.13)
Weighted Average Number of Common Shares Outstanding
- Basic	71,940,005	49,169,414
- Diluted	71,940,005	49,169,414

See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)

For the Years Ended December 31,

	2014	2013
Cash flows from (used in) operating activities
Net (loss)	$(5,606,942)	$(6,572,355)
Items not affecting cash:
Deferred income tax recovery	-	(314,900)
Amortization	1,541,326	1,288,509
Change in warrant liability (Note 10c)	(283,305)	399,217
Stock-based compensation (Note 10b)	426,715	419,167
Unrealized foreign currency loss	1,641,238	340,553
Paid in common shares for services (Note 10a)	211,812	-
Accretion expense	167,555	103,775
Loss on disposal of intangible asset (Note 7)	-	161,200
Loss of extinguishment of loan (Note 9)	-	620,835
Change in non-cash operating assets and liabilities (Note 12)	13,516	(1,643,044)
Cash flows (used in) operating activities	(1,888,085)	(5,197,043)
Cash flows (used in) investing activities
Additions to property, plant and equipment	(12,759)	(26,795)
Cash paid for intangible assets	(32,573,815)	(33,345)
Cash flows (used in) investing activities	(32,586,574)	(60,140)
Cash flows from (used in) financing activities
Financing costs deferred	(225,684)	(305,227)
Long term debt repayment (Note 9)	-	(3,386,630)
Long term debt issued (Note 9)	8,801,241	6,084,437
Payment of contingent liabilities	-	(460,000)
Units issued (Note 10a)	30,026,500	4,713,787
Debt extinguishment costs (Note 9)	-	(348,420)
Share issuance costs (Note 10a)	(2,655,623)	(436,966)
Cash flows from financing activities	35,946,434	5,860,981
Changes in cash and cash equivalents	1,471,775	603,798
Change in cash due to changes in foreign exchange	(779,456)	(74,194)
Cash and cash equivalents, beginning of year	2,813,472	2,283,868
Cash and cash equivalents, end of year	$3,505,791	$2,813,472

 See accompanying notes to the financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in Canadian dollars)

DECEMBER 31, 2014 AND 2013

1.	DESCRIPTION OF BUSINESS

Tribute Pharmaceuticals Canada Inc. (“Tribute Pharmaceuticals” or the “Company”) is an emerging Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. The Company targets several therapeutic areas in Canada with a particular interest in products for the treatment of neurology, pain, urology, dermatology and endocrinology/cardiology. In addition to developing and selling healthcare products in Canada, Tribute also sells products globally through a number of international partners.

Tribute Pharmaceuticals current portfolio consists of ten marketed products in Canada, including: NeoVisc® (Triple and Single Dose), Uracyst®, Bezalip® SR, Soriatane®, Cambia®, Fiorinal®, Fiorinal® C, Visken®, Viskazide® and Collatamp® G. NeoVisc® and Uracyst® are also sold in several countries globally through strategic partners of the Company. Tribute also has an exclusive license for the development and commercialization of Bezalip® SR (bezafibrate) for the U.S. market and an exclusive license for the development and commercialization of bilastine in Canada.

2.	ACQUISITIONS AND GOODWILL

Asset Purchase Agreement

On October 2, 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Novartis AG and Novartis Pharma AG (collectively, “Novartis,” and together with the Company, the “Parties”) pursuant to which the Company acquired from Novartis the Canadian rights to manufacture, market, promote, distribute and sell Fiorinal®, Fiorinal® C, Visken® and Viskazide® for the relief of pain from headache and for the treatment of cardiovascular conditions (the “Products”), as well as certain other assets relating to the Products, including certain intellectual property, marketing authorizations and related data, medical, commercial and technical information, and the partial assignment of certain manufacturing and supply agreements and tenders with third parties (the “Acquired Assets”). The Company also assumed certain liabilities arising out of the Acquired Assets and the Licensed Assets (as described below) after the acquisition, including product liability claims or intellectual property infringement claims by third parties relating to the sale of the Products by the Company in Canada. In connection with the acquisition of the Acquired Assets, and pursuant to the terms of the Asset Purchase Agreement, the Company concurrently entered into a license agreement with Novartis AG, Novartis Pharma AG and Novartis Pharmaceuticals Canada Inc. (the “License Agreement”, and, together with the Asset Purchase Agreement, the “Agreements”). Pursuant to the terms of the License Agreement, the Novartis entities agreed to license to the Company certain assets relating to the Products, including certain intellectual property, marketing authorizations and related data, and medical, commercial and technical information (the “Licensed Assets”). The Company concurrently entered into a supply agreement with Novartis Pharma AG (the “Supply Agreement”), pursuant to which Novartis Pharma AG agreed to supply the Company with the requirements of Products for sale for a transition period until the Company is able to transfer the marketing authorizations to the Company. The consideration paid for the Acquired Assets and the Licensed Assets was $32,000,000 in cash.

The transaction was accounted for as an asset acquisition.  Costs incurred to complete the acquisition were $117,521, which were capitalized to the cost of the assets acquired. The fair value of the acquired identifiable net assets was $32,117,521, which was allocated between the product rights acquired (Visken® and Fiorinal®). The fair value of the acquired identifiable net assets was allocated as follows:

Fiorinal® Product Line	$29,922,888
Visken® Product Line	2,194,633
$32,117,521

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with that of the prior year.

a)           CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are held with three major financial institutions in Canada. As at December 31, 2013 and 2014, the Company did not have any cash equivalents.

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

In connection with the Asset Purchase Agreement (Note 2), the Company entered into a transition services and supply agreement with Novartis to facilitate the seamless and efficient transfer of products to the Company. The agreement required that Novartis continue to manufacture and distribute products until the Company obtained the necessary marketing authorizations to allow it to take over these functions as principal. Novartis provided the Company with a monthly reconciliation of revenues, cost of goods, and marketing and selling expenses for which the Company then billed Novartis for the net amount receivable. The Company relied on the financial information provided by Novartis to estimate the amounts due under this agreement. Based on the terms of this arrangement and the guidance per ASC 605-45 regarding agency relationships, for the period of this arrangement the Company recorded revenues relating to the Asset Purchase Agreement on a net basis in the statement of operations, net of cost of goods and marketing and selling expenses.

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

f)           GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of acquisition cost over the fair value of the net assets of the acquired businesses.  Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually.  Intangible assets include patents, product rights, a licensing asset and licensing agreements.

Patents represent capitalized legal costs incurred in connection with applications for patents. In-process patents pending are not amortized. All patents subject to amortization are amortized on a straight line basis over an estimated useful life of up to 17 years. The Company regularly evaluates patents and applications for impairment or abandonment, at which point the Company charges the remaining net book value to expenses. The licensing asset represents amounts paid for exclusive Canadian licensing rights to develop, register, promote, manufacture, use, market, distribute and sell pharmaceutical products. The licensing agreements represent the fair value assigned to licensing agreements acquired. The licensing asset and licensing agreement are amortized over the remaining life of the agreement, upon product approval or over their estimated useful lives ranging from 4 years to 25 years. See Note 7.

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

When assessing goodwill impairment, the Company assesses qualitative factors first to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not performed. In the event that there are qualitative factors which indicate that the carrying amount is greater than the fair value of the reporting unit, then the two step impairment approach is performed.

The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2014 and 2013, no impairment of goodwill has been identified.

g)           USE OF ESTIMATES

The preparation of these financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities and the revenue and expenses recorded. On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, inventories, accrued liabilities, accrued returns, discounts and rebates, derivative instruments, income taxes, stock based compensation, revenue recognition, goodwill, intangible assets, contingent consideration and the estimated useful lives of property, plant and equipment and intangible assets. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.

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

k)           RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The approved refundable portion of the tax credits are netted against the related expenses. Non-refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes. Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it. At December 31, 2014, the Company had no outstanding refundable tax credits (2013 - nil).

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

q)	ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be the Company’s fiscal year 2017 (or January 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2014-09 on its consolidated financial statements and related disclosures.

4.	Inventories

	December 31, 2014	December 31, 2013
Raw materials	$290,197	$236,444
Finished goods	399,830	418,635
Packaging materials	70,870	56,007
Work in process	276,490	333,745
	$1,037,387	$1,044,831

During the year ended December 31, 2014, the Company assessed its inventory and determined that $53,099 of its on-hand inventory would not be used prior to its potential useful life (2013 - $56,935). Therefore, $26,241 (2013 - $1,710) of finished goods, $21,581 (2013 - $34,972) of raw materials and $5,277 (2013 - $20,253) of packaging materials were written off during the year.

5.	Prepaid Expenses and Other Receivables

	December 31, 2014	December 31, 2013
Prepaid operating expenses and other receivables	$180,304	$140,986
Manufacturing deposits	-	18,825
Interest receivable on loan receivables	6,975	6,075
	$187,279	$165,886

6.	Property, Plant and Equipment

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	300,798	317,456
Leasehold improvements	10,359	4,662	5,697
Office equipment	61,308	52,124	9,184
Manufacturing equipment	1,103,525	602,667	500,858
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	62,744	48,526
Computer equipment	142,873	102,309	40,564
	$2,154,674	$1,142,389	$1,012,285

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	269,886	348,368
Leasehold improvements	10,359	2,590	7,769
Office equipment	61,308	48,299	13,009
Manufacturing equipment	1,103,525	576,862	526,663
Warehouse equipment	17,085	16,737	348
Packaging equipment	111,270	51,700	59,570
Computer equipment	130,114	85,922	44,192
	$2,141,915	$1,051,996	$1,089,919

During the year ended December 31, 2014, the Company disposed of $nil (2013 - $nil) in property, plant and equipment.

During the year ended December 31, 2014, the Company recorded total amortization of tangible assets of $90,391 (2013 - $96,252), which was recorded as $15,728 (2013 - $19,842) to cost of goods sold, $14,576 (2013 - $22,812) to inventory and the remaining $60,087 (2013 - $53,598) was recorded to amortization expense on the statements of operations and comprehensive loss.

7.	Intangible Assets

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$351,754	$53,242	$298,512
Licensing asset	1,005,820	174,084	831,736
Licensing agreements	10,377,325	2,345,049	8,032,276
Product rights	32,117,521	321,175	31,796,346
	$43,852,420	$2,893,550	$40,958,870

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$268,786	$39,562	$229,224
Licensing asset	1,005,820	96,713	909,107
Licensing agreements	10,004,000	1,425,158	8,578,842
	$11,278,606	$1,561,433	$9,717,173

The Company recorded a loss of $161,200 on intangible assets during the year ended December 31, 2013 due to the termination of a promotion and marketing agreement, which was acquired as part of a business combination in 2012.

Amortization expense of intangible assets for the years ended December 31, 2014 and 2013 were $1,332,118 and $1,038,152, respectively.

The Company has patents pending of $45,392 and licensing agreements of $373,325 at December 31, 2014 (2013 - $112,902 and $nil, respectively) not currently being amortized.

The licensing asset consists of capitalized payments to third party licensors related to the achievement of regulatory approvals to commercialize products in specified markets and up-front payments associated with royalty obligations for products.

The Company tests for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified in 2014 and 2013, and therefore no impairment loss was recognized during those periods.

Estimated future amortization expense of intangible assets at December 31, 2014 is as follows:
Amount
2015	$2,630,448
2016	2,630,503
2017	2,630,309
2018	2,630,272
2019	2,299,919
Thereafter	27,718,699
$40,540,150

8.	Goodwill

The goodwill relates to the Company’s acquisition of Tribute Pharmaceuticals Canada Ltd and Tribute Pharma Canada Inc. and an agreement with Theramed Corporation. The Company has evaluated the goodwill during the fourth quarter and has determined that there is no impairment of the values at December 31, 2014 and 2013. The Company has completed a quantitative goodwill assessment and concluded that there were no indications of impairment.

9.	Long Term Debt and Debt Issuance Costs

On May 11, 2012, the Company entered into a loan and security agreement (the "MidCap Loan Agreement") with MidCap Funding III, LLC (the "Lender" or "MidCap") for a 36 month term loan that was due May 11, 2015. The term loan allowed for a total advancement of US$6,000,000 ($6,381,600). An amount of US$3,500,000 ($3,482,150) was drawn on execution of the MidCap Loan Agreement and the remainder was available to be advanced if the Company raised an amount of not less than US$6,000,000 ($6,381,600) from any combination of: an equity issuance; upfront payments associated with a pharmaceutical partnership; or upfront payments in conjunction with the acquisition or in-licensing of pharmaceutical products. The availability of advancements of the remainder of the loan expired on March 31, 2013. The MidCap Loan Agreement was secured by all assets of the Company and contained customary covenants that, among other things, generally restricted the Company’s ability to incur additional indebtedness. The Loan Agreement included a financial covenant to raise not less than US$3,000,000 ($3,190,800) by March 31, 2013 in the form of an equity raise or cash from an upfront payment associated with a pharmaceutical partnership, which was completed prior to March 31, 2013 (Note 10 a). The first six (6) payments were interest-only, with principal and interest payments due monthly thereafter. Interest was calculated at the higher of 4% or the thirty (30) day London Inter Bank Offered Rate ("LIBOR") plus 7%. Pursuant to the below Credit Agreement, the MidCap Loan Agreement was repaid in full.

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the "Credit Agreement") with the Company pursuant to which SWK provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) (the "Loan") which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement.

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment”, and, together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($19,721,700) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($16,241,400) (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018 (the “Term Loan Maturity Date”).   In addition, an origination fee of US$120,000 ($124,172) was paid to SWK and treated as a discount to the carrying value of the Loan.

Interest and principal under the Loan will be paid by a revenue based payment (“Revenue Based Payment”) that is charged on quarterly revenues of the Company, applied in the following priority (i) first, to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Amended Credit Amended Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each payment date on or after payment date in April 2015, to the payment of all principal under the Loan up to a maximum of US$1,000,000 ($1,116,100) in respect of any fiscal quarter. All amounts applied under the Revenue Based Payment will be made to each lender according to its pro-rata share of the Loan. The lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment. Pursuant to the terms of the Amended Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the lenders a security interest in substantially all of the Company’s assets (the "Collateral"). The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other line of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The Amended Credit Agreement also contains certain financial covenants, including, but not limited to, certain minimum net sales requirements and a requirement to maintain at least $1,000,000 of unencumbered liquid assets at the end of each fiscal quarter. The Amended Credit Agreement includes customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments, the institution of any proceeding by a government agency or a change of control of the Company. The obligations under the Amended Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Amended Credit Agreement. A 4% agent fee on the above mentioned transaction was paid on the amounts borrowed above US$3,500,000 ($4,060,350) up to US$8,000,000 ($9,280,800).

The Loan accrues interest at an annual rate of 11.5% plus LIBOR Rate (as defined in the Amended Credit Agreement), with LIBOR Rate being subject to a minimum floor of 2%, such that the minimum interest rate is 13.5%. In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

In connection with the Loan the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6907), at any time prior to August 8, 2020. The grant date fair value of the warrants was $445,794, which was recorded as warrant liability, with an equal amount recorded as a discount to the carrying value of the Loan. In addition, an origination fee of US$120,000 ($124,172) was paid to SWK and treated as a discount to the carrying value of the loan.

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,914. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.501), at any time on or prior to February 4, 2021.

Upon receipt of the additional US$6,000,000 ($6,724,800) of the Loan, the Company issued to SWK 740,000 common share purchase warrants with a grant date fair value of the warrants of $303,557. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.70 ($0.8121), at any time on or prior to October 1, 2019. In addition, an origination fee of US$90,000 ($100,872) was paid to SWK and treated as a discount to the carrying value of the loan.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method.  The grant date fair value of the warrants issued to SWK was determined using the Black-Scholes model with the following weighted average assumptions: expected volatility of 123%, a risk-free interest rate of 1.90%, an expected life of 6.2 years, and no expected dividend yield.

During the year ended December 31, 2014, the Company accreted $167,555 (2013 - $103,755) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the statements of operations and comprehensive loss.

Upon repayment of the MidCap loan all financing fees and legal costs associated with the MidCap loan not yet amortized were expensed to loss on extinguishment of loan on the statements of operations and comprehensive loss. These costs, including an exit fee of US$240,000, amount to $620,835.

During 2014, the Company incurred US$203,389 ($225,858) (2013 - US$294,971 ($303,374)) in financing fees and legal costs related to closing the Credit Agreement and recorded US$80,000 ($92,808) (2013 - US$60,000 ($63,816)) related to an exit fee payable to SWK upon the retirement of the Loan. These fees and costs were classified as debt issuance costs on the balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method. During the year ended December 31, 2014, the Company amortized $118,814 (2013 – $154,097) in non-cash interest expense, which is included in amortization expense on the statements of operations and comprehensive loss.

During the year ended December 31, 2014, the Company made no principal payments (2013 - US$3,281,250 ($3,386,630)) and interest payments of US$1,090,500 ($1,207,262) (2013 – US$409,653 ($422,341)) under the MidCap Financial LLC loan agreement (now repaid) and SWK Credit Agreement and Amended Credit Agreement. The Company has estimated the following revenue-based principal and interest payments over the next four years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

	Principal Payments		Interest Payments
2015	$	US1,136,997($1,319,030)	$	US1,847,086	($2,142,804)
2016	$	US1,454,476($1,687,338)	$	US1,670,898	($1,938,409)
2017	$	US1,666,664($1,933,497)	$	US1,451,475	($1,683,856)
2018	$	US9,741,863($11,301,535)	$	US1,206,058	($1,399,148)

10.	Capital Stock

a)	Common Shares

During the year ended December 31, 2013, the Company completed two private placement offerings in which 11,471,196 units were issued for gross proceeds of US$4,595,000 ($4,713,787). As a part of the private placements, the Company issued 11,362,500 units at a price of US$0.40 ($0.46) per unit and granted 11,362,500 common share purchase warrants to the participants.  Each unit consisted of one common share of the Company's stock and one-half of one Series A common share purchase warrant (a "Series A Warrant") and one-half of one Series B common share purchase warrant (a "Series B Warrant"). Each whole Series A Warrant entitles the holder thereof to acquire one common share of the Company at any time during the period ending 24 months after the date of issuance at a price of US$0.50 ($0.58) per common share.  Each whole Series B Warrant entitles the holder thereof to acquire one common share of the Company at a price of US$0.60 ($0.70) per share at any time during the period ending 60 months after the date of issuance. The terms of the Series B Warrants provide the Company with a right to call the Series B Warrants at a price of US$0.001 per warrant if certain conditions are met including the common shares trading at a volume weighted average price for 20 out of 30 consecutive trading days at a price which exceeds US$1.20 (subject to adjustment for stock splits, recapitalizations and other corporate transactions) with average daily volume during such period of at least US$30,000. The remaining 108,696 units were issued at a price of US$0.46 ($0.53) per unit.  Each unit consists of one common share of the Company’s stock and one warrant exercisable at any time during the period ending 60 months after the date of the issuance at a price of US$0.55 ($0.64).

Directors, officers and individuals related to directors purchased 6,046,196 units for gross proceeds of US$2,425,000 ($2,485,625) pursuant to this private placement.

In connection with the private placement, the Company paid cash commissions of US$248,219 ($252,101) and issued 345,188 Series A broker warrants and 345,187 Series B broker warrants valued at US$168,491 ($172,986). Each Series A broker warrant entitles the holder to purchase one common share at an exercise price of US$0.50 ($0.58) for a period of twenty four months. Each Series B broker warrant entitles the holder to purchase one common share at an exercise price of $0.60 ($0.70) for a period of 60 months after the date of issuance. Total other issuance costs associated with the private placements were $184,856. The Series B broker warrants also contain a call right similar to the Series B Warrant described above.

During the year ended December 31, 2014, the Company completed a public offering in which 42,895,000 units ("Units") were issued at a price of $0.70 per Unit for gross proceeds of $30,026,500. Each Unit consisted of one common share of the Company’s stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share of the Company at a price per share of $0.90 at any time on or before July 15, 2016.  As part of the public offering, the Company issued 21,447,500 common share purchase warrants to the purchasers.

In connection with the public offering, the Company paid cash commissions to the syndicate of underwriters of $2,251,988 and issued an aggregate of 3,217,125 non-transferable broker warrants valued at $1,177,468.  See Note 10 (c). Each broker warrant entitles the holder to purchase one Unit at an exercise price of $0.70 at any time on or before July 15, 2016.  Total other issuance costs associated with the public offering were $403,636.

During the year ended December 31, 2014, the Company issued 500,000 common shares to a consultant for services and recorded $211,812 as paid-in common shares based on the fair market value of the common shares at the date of issuance.

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

During the year ended December 31, 2014, there were 1,827,985 options granted to officers, employees and consultants of the Company (2013 – 1,173,250). The exercise price of 1,107,985 of these options is $0.40, with one-eighth vesting quarterly over two years on each of March 31, June 30, September 30 and December 31, in 2015 and 2016, upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.33 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.61%; and expected term of 5 years.

In addition, during the year ended December 31, 2014, 200,000 options were granted (2013 – nil) with an exercise price of $0.42 and fully vested on January 3, 2015 (Note 15). The grant date fair value of these options was estimated as $0.39 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.69%; and expected term of 5 years.

In addition, during the year ended December 31, 2014, 20,000 options were granted with an exercise price of $0.61, with 10,000 vesting on November 30, 2014 and the remaining 10,000 vesting over two years on each of March 31, June 30, September 30 and December 31, in 2015 and 2016.  The grant date fair value of these options was estimated as $0.52 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.50%; and expected term of 5 years.

During the year ended December 31, 2014, 500,000 options were granted to a consultant for services (2013 – nil) with an exercise price of $0.57. Of these options, 25% vested on February 15, 2015, 25% will vest on August 15, 2015, the remaining 50% vest one-eighth quarterly over two years, starting in the first quarter following the achievement of certain financial objectives.  The fair value of these options was estimated as $0.42 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 123%; expected risk free interest rate of 1.66%; and expected term of 4.62 years.

For the year ended December 31, 2014, the Company recorded $426,714 (2013 – $419,168) as additional paid in capital for options issued to directors, officers, employees and consultants based on continuous service.  Included in this amount is $153,334 for options issued to consultants for services (Note 15). This expense was recorded as selling, general and administrative expense on the statements of operations and comprehensive loss.  Due to termination of employment and non-achievement of performance-based awards, 817,830 options were removed from the number of options issued during the year ended December 31, 2014 (year ended December 31, 2013 – 560,917).

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock options with the following weighted average assumptions:

	2014	2013
Risk-free interest rate	1.60%	1.76%
Expected life	5 years	5 years
Expected volatility	123%	123%
Expected dividend yield	0%	0%

The Company’s computation of expected volatility for the years ended December 31, 2014 and 2013 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 9,447,624 as at December 31, 2014 (2013 – 5,108,124). The total remaining options available for granting under the plan at December 31, 2014 was 4,612,634 (2013 – 1,283,289).

The total number of options outstanding as at December 31, 2014 was 4,834,991 (2013 – 3,824,835).  The weighted average grant date fair value of the options granted during the year ended December 31, 2014, was $0.38 (2013 - $0.35).

The activities in options outstanding are as noted below:

Number of Options	Weighted Average Exercise Price

Balance, December 31, 2012	3,212,502	0.65
Granted	1,173,250	0.43
Forfeited	(560,917)	0.50
Balance, December 31, 2013	3,824,835	$0.60
Granted	1,827,986	0.45
Forfeited	(817,830)	0.55
Balance, December 31, 2014	4,834,991	$0.55

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when stock-based compensation costs were recorded.

As at December 31, 2014, the Company had 2,713,921 (2013 – 2,260,253) vested options. As at December 31, 2014, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 2,121,070 (2013 – 1,564,582) with a weighted average contractual life of 3.7 years (2013 – 3.8 years) and exercise price of $0.486 (2013 - $0.497). As at December 31, 2014, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $339,314 (2013 - $296,186). The weighted average time remaining for these options to vest is 1.71 years (2013 – 1.5 years).

As at December 31, 2014, the aggregate intrinsic value of outstanding options was $209,700 (2013 - $nil) and the aggregate intrinsic value of exercisable options was $80,848 (2013 - $nil) based on the Company’s closing common share price on the OTCQX under the trading symbol TBUFF of US$0.46 ($0.53) (2013 - US$0.36 ($0.38).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at December 31, 2014.

Options Outstanding	Options Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.30 to $0.49	1,788,242	3.42	$0.40	714,000	$0.42	2.94
$0.50 to $0.69	2,513,749	2.59	0.57	1,489,921	0.58	1.95
$0.90 to $1.09	510,000	0.50	0.95	510,000	0.95	0.50
	4,834,991	2.68	$0.55	2,713,921	$0.60	1.94

c)           Warrants

As at December 31, 2014, the following compensation warrants were outstanding:

Warrant Liability

Expiration Date	Warrants	Weighted Average Exercise Price	Fair Value at December 31, 2014	Fair Value at December 31, 2013

May 11, 2017	750,000	US$0.43 ($0.50)	$227,090	$223,356
February 27, 2015	4,429,688	US$0.50 ($0.58)	$184,999	$518,256
February 27, 2018	4,429,687	US$0.60 ($0.70)	$1,310,414	$1,286,216
March 5, 2015	1,253,000	US$0.50 ($0.58)	$56,691	$146,596
March 5, 2018	1,253,000	US$0.60 ($0.70)	$372,123	$363,825
March 11, 2015	343,750	US$0.50 ($0.58)	$17,547	$49,723
March 11, 2018	343,750	US$0.60 ($0.70)	$102,089	$99,812
August 8, 2018	755,794	US$0.5954 ($0.6907)	$334,060	$245,982
September 20, 2018	108,696	US$0.55 ($0.64)	$36,442	$32,948
February 4, 2021	347,222	US$0.4320 ($0.5012)	$160,319	$-
October 1, 2021	740,000	US$0.70 ($0.81)	$306,106	$-
	14,754,587	US$0.55 ($0.64)	$3,107,880	$2,966,714

On May 11, 2012, the Company granted 750,000 warrants in connection with a loan agreement with MidCap Financial LLC, at an exercise price of US$0.56 ($0.65). Subsequently, the pro rata exercise price of the 750,000 warrants described above was adjusted due to the exercise rate of the 755,794 common share purchase warrants being issued to SWK during 2013.  The effect of this pro rata change was a new warrant exercise price of US$0.43 ($0.50). The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar. The fair value of the warrant liability at the date of grant of the 750,000 warrants was $312,000 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

In connection with the SWK Credit Agreement the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.6907), at any time prior to August 8, 2020.  The fair value of the warrant liability at the date of grant was $445,012 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 128%; risk free interest rate of 2.14%; and expected term of 7 years.

In connection with the private placement offerings completed during the year ended December 31, 2013, the Company granted an aggregate of 12,161,571 share purchase warrants to the participants each exercisable into one common share as follows:  6,026,438 at US$0.50 ($0.58) exercisable on or before March 11, 2015 and 6,026,437 at US$0.60 ($0.70) exercisable on or before March 11, 2018. The exercise price of the 12,052,875 warrants is denominated in U.S. dollars while the Company’s functional and reporting currency is the Canadian dollar. As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar. The fair value of the warrant liability at the date of grant for these warrants was $1,896,679 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 117.4%; risk free interest rate of 1.16%; and expected term of 3.5 years. The remaining 108,696 share purchase warrants are exercisable on or before September 20, 2018 at US$0.55 ($0.64). The fair value of the warrant liability at the date of grant for these warrants was $22,810 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 130.0%; risk free interest rate of 1.89%; and expected term of 5 years.

In connection with the additional US$2,000,000 ($2,211,000) loan from SWK described in Note 9, the Company issued SWK 347,222 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.5012), at any time on or prior to February 4, 2021. The fair value of the warrant liability at the date of grant was $120,914 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 117%; risk free interest rate of 1.85%; and expected term of 7 years.

In connection with the additional US$6,000,000 ($6,724,800) loan described in Note 9, the Company issued SWK 740,000 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.70 ($0.8121), at any time on or prior to October 1, 2019. The fair value of the warrant liability at the date of grant was $303,557 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; risk free interest rate of 1.56%; and expected term of 5 years.

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

As at December 31, 2014, the fair value of the warrant liability of $3,107,880 (2013 - $2,966,714) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (2013 – 0%) expected volatility of 88% (2013 – 114%) risk-free interest rate of 1.22% (2013 – 1.58%) and expected term of 2.18 years (2013 – 2.94 years).

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

For the year ended December 31, 2014, the Company recorded a gain of $283,305 (2013 – a loss of $399,217) as change in warrant liability on the statement of operations and comprehensive loss.

Warrants – Equity
Expiration Date	Number of Warrants	Weighted Average Exercise Price	Grant Date Fair Value at December 31, 2014
July 15, 2016	21,447,500	$0.90	$5,169,881
July 15, 2016	3,217,125	$0.70	$1,177,468
	24,664,625	$0.87	$6,347,349

In connection with the public offering completed during the year ended December 31, 2014, the Company issued 21,447,500 share purchase warrants to the purchasers, each exercisable into one common share of the Company at $0.90, exercisable at any time on or prior to July 15, 2016. In addition, the Company granted 3,217,125 non-transferable broker warrants, each exercisable into a Unit of the Company, at an exercise price of $0.70 exercisable at any time on or prior to July 15, 2016. Each Unit consists of one common share of the Company and one-half of one common share purchase warrant with each whole warrant entitling the holder to acquire one common share of the Company at a price of $0.90. The fair value of the warrants and broker warrants at the date of grant was $6,347,349 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 99%; risk free interest rate of 1.12%; and expected term of 2 years.

11.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period. The diluted loss per share is not computed when the effect of such calculation is anti-dilutive. In years when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities, which were not included in diluted weighted average shares for the years ended December 31, 2014 and 2013 consist of outstanding stock options (4,834,991 and 3,824,835, respectively) and outstanding warrants (39,419,212 at December 31, 2014 and 13,667,365 at December 31, 2013).

The following table sets forth the computation of loss per share:

	December 31
	2014	2013
Numerator:
Net loss available to common shareholders	$(5,606,942)	$(6,572,355)
Denominator:
Weighted average number of common shares outstanding	71,940,005	49,169,414
Effect of dilutive common shares	-	-
Diluted weighted average number of common shares outstanding	71,940,005	49,169,414
Loss per share – basic and diluted	$(0.08)	$(0.13)

12.	Changes in Non-Cash Operating Assets and Liabilities

Changes in non-cash balances related to operations are as follows:

	December 31
	2014	2013
Accounts receivable	$(1,553,553)	$613,321
Inventories	7,444	(44,274)
Prepaid expenses and other receivables	(21,393)	(46,976)
Taxes recoverable	521,168	(390,391)
Accounts payable and accrued liabilities	1,059,850	(1,774,724)
	$13,516	$(1,643,044)

Included in accounts payable and accrued liabilities at the year ended December 31, 2014, is an amount related to patents and licenses of $31,655 (2013 - $14,365).

During the year ended December 31, 2014, there was $1,207,262 (2013 - $422,341) in interest paid and $nil in taxes paid (2013 – $nil).

During the year ended December 31, 2014, there was $118,815 (2013 - $63,816) of non-cash debt issuance costs (see Note 9) expensed as amortization of assets.

During the year ended December 31, 2014, 1,087,222 warrants (2013 - 755,794) were issued and valued at $424,471 (2013 - $445,794) in regards to the additional USD$8,000,000 ($8,935,800) advanced under the Credit Agreement and the Amended Credit Agreement (see Note 9).

During the year ended December 31, 2014, broker warrants were issued and valued at $1,177,468 in regards to the public offering that was completed (Note 10a) (2013 - $172,986).

13.           Contingencies and Commitments

a)           License Agreements

On December 1, 2011, the Company acquired 100% of the outstanding shares of Tribute Pharmaceuticals Canada Ltd. and Tribute Pharma Canada Inc. ("Tribute"). Included in this transaction were the following license agreements:

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Actavis Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Actavis Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Actavis Products. The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the U.S. The Company is required to pay US$5,000,000 ($5,800,500) to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the U.S.

On November 9, 2010, the Company signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the license agreement and on September 30, 2012 executed the second amendment to the license agreement. Aggregate payments of US$1,000,000 ($1,005,820) were issued under this agreement, which included an upfront payment to Nautilus upon the execution of the agreement and an amount payable upon the first commercial sale of the product.  These payments have been included in intangible assets and will be amortized over the life of the license agreement, as amended.  Up to US$6,000,000 ($6,960,600) in additional one-time performance based sales milestones, based on a maximum of six different sales tiers, are payable over time, due upon achieving annual net sales ranging from US$2,500,000 ($2,900,250) to US$20,000,000 ($23,202,000) in the first year of the achievement of the applicable milestone.  Royalty rates are tiered and payable at rates ranging from 22.5% to 27.5% of net sales.

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

On May 13, 2014, the Company entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada. The exclusive license is inclusive of prescription and non-prescription rights for bilastine, as well as adult and paediatric presentations in Canada. Sales of bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($368,337), these payments have been included in intangible assets and will be amortized over the life of the license agreement.  Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones of up to $3,558,813 (€1,466,600 ($2,058,813) and $1,500,000) are payable over time, beginning with an approval for bilastine from Health Canada. Milestones are payable upon attainment of cumulative net sales targets, up to net sales of $60,000,000.  The license agreement is also subject to certain minimum purchase obligations upon regulatory approval and commercial sale of the product.

b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the initial term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officers and executives shall be entitled to the balance of the remuneration owing for the remainder of the initial term of up to an aggregate amount of $247,200 as of December 31, 2014 (2013 - $792,200) or if a change of control occurs subsequent to the initial term, while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $2,072,200 (based on current base salaries). See Note 21b.

c)           Consultant Royalty Agreements

The Company has consultant royalty agreements in place for several of its international license agreements. These agreements involve royalty payments to be issued to the consultants who assisted in locating the licensee who signed the license agreements with the Company.

The royalty payments issued to consultants include 10% of the upfront fees received from the licensee and 10% of any future milestone payments received. No royalties on license fees were paid for the year ended December 31, 2014 (2013 - $nil). In addition, royalty payments on product sales are also based on 4% to 5% of the total sales of Uracyst® at a declining rate of 1% per year over a three to five year period, declining to a 1% rate effective in the final year. The expenses recorded in regards to royalty fees on product sales for the year ended December 31, 2014 were $5,084 (2013 - $1,593). These amounts have been recorded as royalty expense in selling, general and administrative expenses on the statements of operations and comprehensive (loss).

d)	Manufacturing Agreements

During 2014 and 2013, the Company’s NeoVisc® product was manufactured at Therapure Biopharma Inc. in Mississauga, Ontario, Canada and Uracyst® was manufactured by Jubilant HollisterStier, Inc. in Kirkland, Quebec, Canada. Under the terms of these agreements the Company is obligated to make payments for batches to be manufactured within the one year termination notification period.

e)	Lease Obligations

The Company presently leases office and warehouse equipment under operating leases. For the year ended December 31, 2014, expenses related to these leases were $2,213 (2013 - $2,213). These amounts have been recorded as rent expense in selling, general and administrative expenses on the statements of operations and comprehensive (loss).

On September 1, 2012, the Company entered into a five year operating lease for its head office.  For the year ended December 31, 2014, expenses related to this lease were $98,667 (2013 - $96,000).

As at December 31, 2014, minimum operating lease payments under these leases are as follows:

	Total	2015	2016	2017	2017
Operating lease obligations	$279,343	$105,468	$104,542	$69,333

14.	Significant Customers

During the year ended December 31, 2014, the Company had three significant pharmaceutical wholesale customers (2013 – two) that represented 60.1% (2013 – 58.2%) of product sales.

The Company believes that its relationships with these customers are satisfactory.

15.	Related Party Transactions

During the years ended December 31, 2014 and 2013, the Company granted 200,000 and nil, respectively, options to purchase common shares of the Company, to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the year ended December 31, 2014, the Company recorded $77,333 as a non-cash expense.  During the year ended December 31, 2013, the Company recorded and paid to LMT an aggregate of $60,000. These amounts have been recorded as selling, general and administrative expense in the statements of operations and comprehensive loss.

See Notes 10b and 13b.

16.	Income Taxes

Rate reconciliation: A reconciliation of income tax (benefit) expense computed at the statutory income tax rate included in the statements of operations and comprehensive loss follows:

Income tax expense (benefit) is comprised of:

	2014	2013
Income tax expense (benefit) at statutory rate at 26.5% (2013- 26.5%)	$(1,485,800)	$(1,825,100)
Adjusted for:
Impact on legislated changes in tax rates	-	28,400
Change in valuation allowance	2,045,100	1,611,100
Share issue costs	(1,070,400)	(409,200)
Non-deductible expenses	241,500	484,900
Other	269,600	109,900
Deferred income tax (recovery)	$-	$-

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

Components of deferred income tax assets and liabilities:

	2014	2013
Benefit of net operating losses carry-forward	$3,438,300	$2,796,800
Book values of property, plant and equipment and intangible assets in excess of tax bases	192,100	58,900
Benefit of SR&ED expenditures	476,600	476,600
Share issue costs	985,700	345,200
Non-refundable tax credits	341,300	341,300
License agreements	(2,030,000)	(2,273,000)
Long-term debt	290,700	-
Valuation allowance	(3,694,700)	(1,745,800)
	$-	$-

A valuation allowance was provided against certain deferred tax assets at December 31, 2014 and 2013, because the realization of the asset remains not determinable.

At December 31, 2013, the Company had non-capital losses carry-forward for income tax purposes in the amount of $10,553,600. At December 31, 2014, $1,013,100 of the non-capital losses carry-forward expired.  The remaining losses, which may be applied against future years’ taxable income, expire as follows.

2026	$231,900
2027	85,400
2028	53,700
2030	755,300
2031	1,994,900
2032	2,071,000
2033	4,348,300
2034	3,434,400
$12,974,900

Tax years 2008 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The Company has non-refundable tax credits as at December 31, 2014 of $341,300 (2013 - $341,300).

The cumulative carry-forward pool of scientific research and experimental development (SR&ED) expenditures as at December 31, 2014 applicable to future years, with no expiry date, is $1,798,300 (2013 - $1,798,300). The tax credits have a full valuation allowance on them as they do not meet the more-likely-than-not test.

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

Revenue for the years ended December 31, 2014 and 2013 includes products sold in Canada and international sales of products through licensing agreements.  Revenue earned is as follows:

	December 31
	2014	2013
Product sales:
Canadian sales	$15,193,221	$11,918,105
International sales	1,619,372	1,277,678
Other revenue	40,785	46,654
Total	$16,853,378	$13,242,437

Royalty revenues	18,414	197,924
Total revenues	$16,871,792	$13,440,361

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

18.           Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at December 31, 2014, the Company held cash of $1,319,013 (US$1,135,304 and €1,387) in denominations other than in Canadian dollars (2013 - $1,211,602 (US$1,134,686 and €747)); had accounts receivables of $319,764 (US$67,125 and €172,313) denominated in foreign currencies (2013 - $258,027 (US$51,395 and €138,964); had accounts payable and accrued liabilities of $32,857 (US$26,125 and €1,816) denominated in foreign currencies (2013 – $115,373 (US$72,693 and €25,969)); warrant liability of $3,107,880 (US$2,682,994) (2013 - $2,966,714 (US$2,789,315)); and long term debt of $16,2541,400 (US$14,000,000) (2013 - $6,381,600 (US$6,000,000)). For the year ended December 31, 2014, the Company had a foreign currency loss of $762,801, (2013 – gain of $227,227). These amounts have been included in selling, general and administrative expenses in the statements of operations and comprehensive loss.

19.	Financial Instruments

(a)	Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, accounts payables and accrued liabilities are a reasonable estimate of their fair values because of the short maturity of these instruments.

Warrant liability and other current liability are financial liability where fluctuations in market rates will affect the fair value of these financial instruments.

Cash equivalents and other current liability are classified as Level 2 financial instruments within the fair value hierarchy.

(b)	Derivative liability – warrant liability

In connection with various financing arrangements, the Company has granted warrants to purchase up to 14,754,587 common shares of the Company as disclosed in Note 10c.  The warrants have a weighted average exercise price of US$0.55 ($0.64).  The warrants expire at dates ranging from February 27, 2015 to February 4, 2021.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at	Fair Value Measurement Using
	December 31, 2014	Level 1	Level 2	Lev el 3
Derivative liability - Warrants	$3,107,880	$-	$-	$3,107,880

	Fair Value at	Fair Value Measurement Using
	December 31, 2013	Level 1	Level 2	Level 3
Derivative liability - Warrants	$2,966,714	$-	$-	$2,966,714

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the years ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Balance at beginning of year	$2,966,714	$202,213
Additions to derivative instruments, recognized as a discount to the carrying value of long term debt on the balance sheet	424,471	445,794
Additions to derivative instruments, recognized as a reallocation from common shares	-	1,919,490
Change in fair value, recognized in earnings as Change in warrant liability	(283,305)	399,217
Balance at the end of the year	$3,107,880	$2,966,714

The following is quantitative information about significant unobservable inputs (level 3) for the Company as of December 31, 2014.

Liability Category	Fair Value	Valuation Technique	Unobservable Input	Input Value
Warrant Liability	$3,107,880	Black-Scholes valuation model	Volatility	88%

The following represents the impact on fair value measurements to changes in unobservable inputs:

Unobservable Inputs	Increase in Inputs Increase in Valuation	Decreases in Inputs Increase in Valuation
Volatility	Increase	Decrease

These instruments were valued using pricing models that incorporate the price of a common share (as quoted on the relevant over-the-counter trading market in the U.S.), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the years ended December 31, 2014 and December 31, 2013.

The following are the key weighted average assumptions used in connection with this computation:

	December 31, 2014		December 31, 2013
Number of shares underlying the warrants		14,754,587		13,667,365
Fair market value of the warrant	$	US0.18 ($0. 21)	$	US0.20	($0.22)
Exercise price	$	US0.55 ($0.64)	$	US0.55	($0.58)
Expected volatility		88%		114%
Risk-free interest rate		1.22%		1.58%
Expected dividend yield		0%		0%
Expected warrant life (years)		2.18		2.94

(c)	Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due. The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations. The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions. As at December 31, 2014, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of the Company's common shares, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the Company’s ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the pharmaceutical industry and the Company's securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that its efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on terms favorable to the Company, it may have to reduce substantially or eliminate expenditures such as promotion, marketing or production of its current or proposed products, or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of its technologies or products.

(d)	Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $2,161,133 (2013 - $607,580). This amount is the total of the following financial assets: accounts receivable and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

As at December 31, 2014, the Company had two customers which made up 65.7% of the outstanding accounts receivable in comparison to three customers which made up 38.4% at December 31, 2013. As at December 31, 2014, 12.2% of the outstanding accounts receivable was related to product sales related to one wholesale account and 53.5% was related to an amount owing related to the product sales associated with the Novartis transition period (Note 2).  As at December 31, 2013 all outstanding accounts receivables were related to product sales, of which $63,722 or 10.8% was related to one wholesale account and $163,220 or 27.6% was related to two international customers.

(e)	Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which exposes the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at December 31, 2014, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $700,000 and would increase/decrease both interest expense and net loss by approximately $72,100 for the year ended December 31, 2014. As at December 31, 2014, a 5% change in the foreign exchange rate would increase/decrease the warrant liability balance by $155,400 and would increase/decrease both changes in warrant liability and net loss by $155,400 for the twelve month period ended December 31, 2014.

(f)	Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. At December 31, 2014, the Company had an outstanding long term debt balance of US$14,000,000 ($16,241,400), which bears interest annually at a rate of 11.5% plus the LIBOR Rate with the LIBOR Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates. For the year ended December 31, 2014, a 1% increase in interest rates would increase interest expense and net loss by approximately $162,414. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

20.	Derivative Financial Instruments

The Company enters into foreign currency contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations.  In accordance with the Company’s current foreign exchange rate risk management policy, this program is not designated for trading or speculative purposes. The Company had no foreign currency contracts in place at December 31, 2014 (2013 – $5,000,000 notional principal with a fair value of ($38,156)). The Company has determined foreign currency call options to be Level 2 within the fair value hierarchy.

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

The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2014 and 2013, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2014 and 2013. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

21.	Comparative Figures

Certain comparative figures in 2013 have been reclassified to conform to the current year’s presentation. The reclassified information is as follows:

Reclassification of Operating and Non-operating income (expenses)

	As previously filed	Reclassified Adjustments	Adjusted Values

Expenses
Selling, general and administrative	$9,830,132	$(340,553)	$9,489,579
Amortization	1,245,846	-	1,245,846
Total operating expenses	11,075,978	(340,553)	10,735,425
	(5,078,708)	(340,553)	(4,738,155)
Non-operating income (expenses)
Change in warrant liability	(399,217)	-	(399,217)
Loss on disposal of intangible asset	(161,200)	-	(161,200)
Loss on extinguishment of loan	(620,835)	-	(620,835)
Unrealized foreign currency exchange on debt	-	(340,553)	(340,553)
Accretion expense	(103,775)	-	(103,755)
Interest expense	(527,079)	-	(527,079)
Interest income	3,559	-	3,559
Loss and comprehensive loss before tax	(6,887,255)	-	(6,887,255)
Deferred income tax recovery	314,900	-	314,900
Net (loss) for the year	$(6,572,355)	$-	$(6,572,355)

22.           Subsequent Events

a)           Employee Stock Options

On January 29, 2015, the Company granted 3,158,903 options to directors, officers, employees and consultants of the Company. The weighted average exercise price of these options is $0.62. Of these options 2,908,903 were granted to directors, officers and employee’s as performance based options and will vest one eighth at the end of each fiscal quarter following the date of grant, commencing on March 31, 2016, upon achieving certain financial objectives. In addition, 200,000 options were issued to a consultant and will vest on January 4, 2016.  The remaining 50,000 options will vest equally over four quarters commencing on April 30, 2015. The options have a term of five years.

b)           Executive Termination Agreements

The Company entered into new employment agreements with its officers and executives which became effective January 1, 2015 and include provisions of termination and change of control benefits. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the term of the agreement (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officers and executives shall be entitled to remuneration of a lump sum payment of up to an aggregate amount of $1,510,480 (based on current base salaries).

c)           Warrants Exercised

As at February 25, 2015, the Company issued 4,612,500 common shares of the Company, for warrants exercised at an exercise price of US$0.50 per common share, for aggregate proceeds of US$2,306,250 ($2,833,644) (Note 10a and 10c). Of these, 2,656,250 common shares were issued to directors of the Company.