Form 10-Q
period 2015-03-31
Tribute Pharmaceuticals Canada Inc.
filed 2015-05-12
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2015
Or

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

The number of outstanding common shares, no par value, of the Registrant at: March 31, 2015: 99,907,488

TABLE OF CONTENTS

PART I – CONDENSED INTERIM FINANCIAL STATEMENTS
Item 1.	Unaudited Condensed Interim Financial Statements

(A)	Condensed Interim Balance Sheets	3

(B)	Condensed Interim Statements of Operations, Comprehensive Loss and Deficit	4

(C)	Condensed Interim Statements of Cash Flows	5

(D)	Notes to the Condensed Interim Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Evaluation of Disclosure Controls and Procedures	22

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22

Item 1a.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at March 31, 2015	As at December 31, 2014
ASSETS
Current
Cash and cash equivalents	$5,550,766	$3,505,791
Accounts receivable, net of allowance of $nil (December 31, 2014 - $nil) (Note 16 d)	3,124,207	2,145,319
Inventories (Note 2)	1,193,968	1,037,387
Taxes recoverable	119,062	130,623
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 3)	227,722	187,279
Current portion of debt issuance costs, net (Note 6)	139,758	128,134
Other current asset (Note 17)	43,400	-
Total current assets	10,414,697	7,150,347
Property, plant and equipment, net (Note 4)	978,956	1,012,285
Intangible assets, net (Note 5)	40,464,367	40,958,870
Goodwill	3,599,077	3,599,077
Debt issuance costs, net (Note 6)	366,404	359,161
Total assets	$55,823,501	$53,079,740

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,287,067	$4,344,606
Current portion of long term debt (Note 6)	1,525,656	1,319,030
Warrant liability (Note 7 c)	5,359,374	3,107,880
Total current liabilities	11,172,097	8,771,516
Long term debt (Note 6)	15,260,858	13,967,493
Total liabilities	26,432,955	22,739,009

Contingencies and commitments (Notes 6 and 10)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 7 a)
Common shares 99,907,488 (December 31, 2014 – 94,476,238)	45,022,189	41,182,630
Additional paid-in capital options (Note 7 b)	3,061,924	2,713,605
Warrants (Note 7 c)	6,347,349	6,347,349
Accumulated other comprehensive income (Note 17)	43,400	-
Deficit	(25,084,316)	(19,902,853)
Total shareholders’ equity	29,390,546	30,340,731
Total liabilities and shareholders’ equity	$55,823,501	$53,079,740

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM STATEMENTS OF OPERATIONS,
 COMPREHENSIVE LOSS AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Periods Ended March 31
	2015	2014
Revenues
Licensed domestic product net sales	$2,521,080	$2,276,383
Other domestic product sales	2,601,622	734,779
International product sales	469,595	463,978
Royalty and licensing revenues	-	18,414
Total revenues (Notes 11 and 14)	5,592,297	3,493,554

Cost of Sales
Licensor sales and distribution fees	1,452,064	1,413,043
Cost of products sold	575,246	345,864
Total Cost of Sales	2,027,310	1,758,907
Gross Profit	3,564,987	1,734,647
Expenses
Selling, general and administrative (Notes 7 b, 12 and 15)	3,325,922	3,222,661
Amortization of assets	621,623	290,352
Total operating expenses	3,947,545	3,513,013
Loss from operations	(382,558)	(1,778,366)

Non-operating income (expenses)
Gain on derivative instrument (Note 17)	-	200,000
Change in warrant liability (Notes 7 c and 16 b)	(2,695,600)	(1,411,774)
Unrealized foreign currency exchange on debt (Note 17)	(1,433,456)	-
Accretion expense (Note 6)	(73,999)	(31,118)
Interest income	125	372
Interest expense	(595,975)	(267,292)
Net loss for the period	$(5,181,463)	$(3,288,178)
Unrealized gain loss on derivative instrument, net of tax (Note 17)	43,400	(103,488)
Net loss and comprehensive (loss) for the period	$(5,138,063)	$(3,391,666)
Deficit, beginning of period	(19,902,853)	(14,295,911)
Deficit, end of period	$(25,084,316)	$(17,584,089)
Loss per share (Note 8) – Basic and diluted	$(0.05)	$(0.06)
Weighted Average Number of Common Shares – Basic	96,685,405	51,420,127
Weighted Average Number of Common Shares - Diluted	96,685,405	51,420,127

See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)
For the Periods Ended March 31,

	For Three Month Periods Ended
	2015	2014
Cash flows from (used in) operating activities
Net loss	$(5,181,463)	$(3,288,178)
Items not affecting cash:
Amortization	644,458	295,128
Changes in warrant liability (Note 7 c)	2,695,600	1,411,774
Stock-based compensation (Note 7 b)	348,320	117,133
Accretion expense	73,999	31,118
Paid-in common shares for services	-	211,812
Change in non-cash operating assets and liabilities (Note 9)	(1,221,890)	(796,497)
Cash flows (used in) operating activities	(2,640,976)	(2,017,710)
Cash flows from (used in) investing activities
Additions to property, plant and equipment	(4,972)	(4,353)
Increase in patents and licensing agreements	(85,210)	(16,593)
Cash flows (used in) investing activities	(90,182)	(20,946)
Cash flows from (used in) financing activities
Financing costs deferred	-	(128,181)
Long term debt issued (Note 6)	-	2,211,000
Common shares issued (Note 7 a)	3,395,453	-
Cash flows from financing activities	3,395,453	2,082,819

Changes in cash and cash equivalents	664,295	44,163
Change in cash and cash equivalents due to changes in foreign exchange	1,380,680	215,706
Cash and cash equivalents, beginning of period	3,505,791	2,813,472
Cash and cash equivalents, end of period	$5,550,766	$3,073,341

 See accompanying notes to the condensed interim financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

1.	Basis of Presentation

These unaudited condensed interim financial statements should be read in conjunction with the annual financial statements for Tribute Pharmaceuticals Canada Inc.’s ("Tribute" or the "Company") most recently completed fiscal year ended December 31, 2014.  These unaudited condensed interim financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These unaudited condensed interim financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2014, except when disclosed below.

The unaudited condensed interim financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at March 31, 2015, and the results of its operations for the three month periods ended March 31, 2015 and 2014 and its cash flows for the three month periods ended March 31, 2015 and 2014.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

2.	Inventories

	March 31, 2015	December 31, 2014
Raw materials	$322,450	$290,197
Finished goods	450,736	399,830
Packaging materials	74,557	70,870
Work in process	346,225	276,490
	$1,193,968	$1,037,387

3.	Prepaid Expenses and Other Receivables

	March 31, 2015	December 31, 2014
Prepaid operating expenses	$220,747	$180,304
Interest receivable on loan receivables	6,975	6,975
	$227,722	$187,279

4.	Property, Plant and Equipment

	March 31, 2015
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	308,526	309,728
Leasehold improvements	10,359	5,180	5,179
Office equipment	61,308	53,024	8,284
Manufacturing equipment	1,103,524	623,971	479,553
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	66,319	44,951
Computer equipment	147,844	106,583	41,261
	$2,159,644	$1,180,688	$978,956

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	300,798	317,456
Leasehold improvements	10,359	4,662	5,697
Office equipment	61,308	52,124	9,184
Manufacturing equipment	1,103,525	602,667	500,858
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	62,744	48,526
Computer equipment	142,873	102,309	40,564
	$2,154,674	$1,142,389	$1,012,285

5.	Intangible Assets

	March 31, 2015
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$436,964	$6,463	$374,501
Licensing asset	1,005,820	193,427	812,393
Licensing agreements	10,377,325	2,575,022	7,802,303
Product rights	32,117,521	642,351	31,475,170
	$43,937,630	$3,473,263	$40,464,367

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$351,754	$53,242	$298,512
Licensing asset	1,005,820	174,084	831,736
Licensing agreements	10,377,325	2,345,049	8,032,276
Product rights	32,117,521	321,175	31,796,346
	$43,852,420	$2,893,550	$40,958,870

Amortization expense of intangible assets for the three month period ended March 31, 2015 was $579,712 (2014 - $252,185).

The Company has patents pending of $45,942 at March 31, 2015 (December 31, 2014 - $45,392) and licensing agreements of $373,325 (December 31, 2014 - $373,325) not currently being amortized.

6.	Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the "Credit Agreement") with the Company and SWK pursuant thereto, provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement.

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment,” and together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($21,561,100) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($17,756,200) (the "Loan") (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018 (the “Term Loan Maturity Date”).

The Loan accrues interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Amended Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that the minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method.

During the three month period ended March 31, 2015, the Company accreted $73,999 (2014 - $31,118) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive loss and deficit.

Legal fees and costs associated with the Loan Commitment Amount were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three month period ended March 31, 2015, the Company amortized $26,446 (2014 – $24,764) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the three month period ended March 31, 2015, the Company made no principal payments (year ended December 31, 2014 - $nil) and interest payments of US$477,750 ($606,474) (year ended December 31, 2014 – US$1,090,500 ($1,207,262)) under the Credit Agreement and Amended Credit Agreement.  The Company has estimated the following revenue-based principal and interest payments over the next four years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

	Principal Payments		Interest Payments
2015	US$1,136,997	($1,442,053)	US$1,390,095	($1,763,057)
2016	US$1,454,476	($1,844,712)	US$1,704,169	($2,161,398)
2017	US$1,666,664	($2,113,830)	US$1,489,600	($1,889,260)
2018	US$9,741,863	($12,355,605)	US$1,428,903	($1,812,278)

7.	Capital Stock

(a)	Common Shares

During the three month period ended March 31, 2015, the Company issued 5,431,250 common shares on the exercise of 5,431,250 common share purchase warrants exercised at an average exercise price of US$0.50 ($0.625) for gross proceeds of US$2,715,600 ($3,395,453).

Common Shares	Number of Shares	Amount
Balance, December 31, 2014	94,476,238	$41,182,630
Warrants exercised	5,431,250	3,395,453
Fair value of warrants exercised	-	444,106
Balance, March 31, 2015	99,907,488	$45,022,189

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

During the three month period ended March 31, 2015, there were 3,158,903 options, granted to officers, employees and consultants of the Company (2014 – 1,298,245). The exercise price of 2,908,903 of these options is $0.62, vesting quarterly one-eighth over two years on each of March 31, June 30, September 30 and December 31, in 2016 and 2017. Of these options 864,000 are time-based, while the remaining 2,044,903 are based upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.51 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 121%; expected risk free interest rate of 0.61%; and expected term of 5 years.

In addition, 200,000 options were granted with an exercise price of $0.62 and will fully vest on January 4, 2016 (Note 12). The grant date fair value of these options was estimated as $0.43 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 121%; expected risk free interest rate of 0.87%; and expected term of 5 years.

The remaining 50,000 options were granted with an exercise price of $0.62, with one quarter vesting over one year on each of April 29, July 29, October 29 in 2015 and January 29, 2016.  The grant date fair value of these options was estimated as $0.52 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; expected risk free interest rate of 0.87%; and expected term of 5 years.

For the three month period ended March 31, 2015, the Company recorded $348,320 (2014 – $117,133) as additional paid in capital for options issued to directors, officers, employees and consultants based on continuous service.  Included in this amount is $171,759 for options issued to consultants for services (Note 12). This expense was recorded as selling, general and administrative expense on the condensed interim statements of operations, comprehensive loss and deficit.  Due to termination of employment and non-achievement of performance-based awards, 129,587 options were removed from the number of options issued during the three month period ended March 31, 2015 (year ended December 31, 2014 – 817,830).

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2014	$2,713,605
Expense recognized for options issued to employees	176,560
Expense recognized for options issued to consultants	171,759
Balance, March 31, 2015	$3,061,924

The total number of options outstanding as at March 31, 2015 was 7,864,307 (December 31, 2014 – 4,834,991).  The weighted average grant date fair value of the options granted during the three month period ended March 31, 2015, was $0.51 (2014 - $0.34).

The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 9,990,749 as at March 31, 2015 (December 31, 2014 – 9,447,624).

(c)	Warrants

As at March 31, 2015, the following warrants were outstanding:

Warrant Liability

Expiration Date	Number of Warrants	Weighted Average Exercise Price		Fair Value at March 31, 2015	Fair Value at December 31, 2014
May 11, 2017	750,000	US$0.43	($0.55)	$430,905	$227,090
February 27, 2015	-	US$0.50	($0.63)	$-	$184,999
February 27, 2018	4,429,687	US$0.60	($0.76)	$2,522,559	$1,310,414
March 5, 2015	-	US$0.50	($0.63)	$-	$56,691
March 5, 2018	1,253,000	US$0.60	($0.76)	$713,542	$372,123
March 11, 2015	-	US$0.50	($0.63)	$-	$17,547
March 11, 2018	343,750	US$0.60	($0.76)	$195,754	$102,089
August 8, 2018	755,794	US$0.5954	($0.7551)	$588,564	$334,060
September 20, 2018	108,696	US$0.55	($0.70)	$67,275	$36,442
February 4, 2021	347,222	US$0.4320	($0.5479)	$281,404	$160,319
October 1, 2021	740,000	US$0.70	($0.89)	$559,371	$306,106
	8,728,149	US$0.59	($0.74)	$5,359,374	$3,107,880

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity.  As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim statements of operations, comprehensive loss and deficit.  The Company treated the compensation warrants as a liability upon their issuance. The warrant liability is classified as Level 3 within the fair value hierarchy (see Note 16(b)).

As at March 31, 2015, the fair value of the aggregate warrant liability of $5,359,374 (December 31, 2014 - $3,107,880) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (December 31, 2014 – 0%) expected volatility of 100% (December 31, 2014 – 88%) risk-free interest rate of 0.78% (December 31, 2014 – 1.22%) and expected term of 3.32 years (December 31, 2014 – 2.18 years).

Warrants – Equity
Expiration Date	Number of Warrants	Weighted Average Exercise Price	Grant Date Fair Value at March 31, 2015
July 15, 2016	21,447,500	$0.90	$5,169,881
July 15, 2016	3,217,125	$0.70	$1,177,468
	24,664,625	$0.90	$6,347,349

8.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period.  The diluted loss per share is not computed when the effect of such calculation is anti-dilutive.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Potentially dilutive securities, which were not included in diluted weighted average shares for the three month periods ended March 31, 2015 and 2014, consisted of outstanding stock options (7,864,307 and 5,109,330, respectively) and outstanding warrant grants (33,392,774 and 14,014,587, respectively).

The following table sets forth the computation of loss per share:

	For the Three Month Period Ended March 31
Numerator:	2015	2014
Net loss available to common shareholders	$(5,181,463)	$(3,288,178)
Denominator:
Weighted average number of common shares	96,685,405	51,420,127
Effect of dilutive common shares	-	-
Diluted weighted average number of common shares outstanding	96,685,405	51,420,127
Loss per share – basic and diluted	$(0.05)	$(0.06)

9.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Three Months Ended March 31
	2015	2014
Accounts receivable	$(978,888)	$(1,065,085)
Inventories	(156,581)	(59,101)
Prepaid expenses and other receivables	(40,443)	(9,036)
Taxes recoverable	11,561	529,381
Accounts payable and accrued liabilities	(57,539)	(192,656)
	$(1,221,890)	$(796,497)

Included in accounts payable and accrued liabilities at March 31, 2015, is an amount related to patents and licenses of $2,605 (December 31, 2014 - $31,655).

During the three month period ended March 31, 2015, there was $606,474 (2014 - $267,291) in interest paid and $nil in taxes paid (2014 – $nil).

During the three month period ended March 31, 2015, there was $26,446 (2014 - $24,764) of non-cash debt issuance costs (see Note 6) expensed as amortization of assets.

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

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Actavis Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Actavis Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Actavis Products. The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the U.S. The Company shall pay US$5,000,000 ($6,341,500) to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the U.S.

On November 9, 2010, the Company signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the license agreement and on September 30, 2012 executed the second amendment to the license agreement. Aggregate payments of US$1,000,000 ($1,005,820) were issued under this agreement, which included an upfront payment to Nautilus upon the execution of the agreement and an amount payable upon the first commercial sale of the product.  These payments have been included in intangible assets and will be amortized over the life of the license agreement, as amended.  Up to US$6,000,000 ($7,609,800) in additional one-time performance based sales milestones, based on a maximum of six different sales tiers, are payable over time, due upon achieving annual net sales ranging from US$2,500,000 ($3,170,750) to US$20,000,000 ($25,366,000) in the first year of the achievement of the applicable milestone.  Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

On December 30, 2011, the Company signed a license agreement with Apricus Bioscience, Inc. to commercialize MycoVa in Canada. As of March 31, 2015, this product has not been filed with Health Canada and to-date no upfront payments have been paid. Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000. Upon Health Canada approval of MycoVa, the Company shall pay $400,000. Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000. Royalties are payable at rates ranging from 20% to 25% of net sales.

On May 13, 2014, the Company entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada. The exclusive license is inclusive of prescription and non-prescription rights for bilastine, as well as adult and paediatric presentations in Canada. Sales of bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($368,337), these payments have been included in intangible assets and will be amortized over the life of the license agreement.  Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones of up to $3,497,949 (€1,466,600 ($1,997,949) and $1,500,000) are payable over time, beginning with an approval for bilastine from Health Canada. Thereafter, milestones are payable upon attainment of cumulative net sales targets, up to net sales of $60,000,000. The license agreement is also subject to certain minimum purchase obligations upon regulatory approval and commercial sale of product.

(b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company. The agreements for the officers and executives provide that in the event that any of their employment is terminated during the term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officers and executives shall be entitled to an aggregate amount of $1,979,540 as of March 31, 2015 (December 31, 2014 - $247,200) or if a change of control occurs while the officers or executives are employed on an indefinite basis, a lump sum payment of up to an aggregate amount of $3,499,562 (based on current base salaries) (December 31, 2014 - $2,072,200).

11.           Significant Customers

During the three month period ended March 31, 2015, the Company had three significant wholesale customers (2014 – three) that represented 69.8% (2014 – 65.6%) of product sales.

The Company believes that its relationship with these customers is satisfactory.

12.	Related Party Transactions

During the three month period ended March 31, 2015 the Company granted 200,000 (2014 - 200,000) stock options to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three month period ended March 31, 2015, the Company recorded $49,147 (2014 - $16,222) as a non-cash expense.  These amounts have been recorded as selling, general and administrative expense in the condensed interim statements of operations, comprehensive loss and deficit.

13.	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three month period ended March 31, 2015 and 2014. The Company has non-capital loss carry-forwards at March 31, 2015 totaling approximately $13,953,400, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2015 and 2034.  The cumulative carry-forward pool of SR&ED expenditures as at March 31, 2015, that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at March 31, 2015 was $341,300.

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

Revenue for the three month periods ended March 31, 2015 and 2014 includes products sold in Canada and international sales of products through licensing agreements.  Revenue earned is as follows:

	For the Three Month Period Ended March 31
	2015	2014
Product sales:
Domestic sales	$5,109,509	$2,999,912
International sales	469,595	463,978
Other revenue	13,193	11,250
Total	$5,592,297	$3,475,140

Royalty revenues	$-	$18,414
Total revenues	$5,592,297	$3,493,554

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

15.           Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at March 31, 2015, the Company held cash of $5,326,943 (US$4,129,010 and €66,152) in denominations other than in Canadian dollars (December 31, 2014 - $1,319,013 (US$1,135,304 and €1,387)); had accounts receivables of $389,930 (US$101,157 and €192,052) denominated in foreign currencies (December 31, 2014 - $319,764 (US$67,125 and €172,313); had accounts payable and accrued liabilities of $230,109 (US$109,785 and €66,703) denominated in foreign currencies (December 31, 2014 – $32,857 (US$26,125 and €1,816)); warrant liability of $5,359,374 (US$4,225,636) (December 31, 2014 - $3,107,880 (US$2,682,994)); and long term debt of $17,756,200 (US$14,000,000) (December 31, 2014 - $16,241,400 (US$14,000,000)). For the three month period ended March 31, 2015, the Company had a foreign currency loss of $1,179,509 (2014 –$196,066). These amounts have been included in selling, general and administrative expenses in the condensed interim statements of operations, comprehensive loss and deficit.

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

In connection with various financing arrangements, the Company has granted warrants to purchase up to 8,728,149 common shares of the Company as disclosed in Note 7c.  The warrants have a weighted average exercise price of US$0.59 ($0.74).  The warrants expire at dates ranging from May 11, 2017 to October 1, 2021.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$5,359,374	$-	$-	$5,359,374

	Fair Value at	Fair Value Measurement Using
	December 31, 2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$3,107,880	$-	$-	$3,107,880

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended March 31, 2015 and December 31, 2014:

	Three months ended March 31, 2015	Year ended December 31, 2014
Balance at beginning of period	$3,107,880	$2,966,714
Additions (deletions) to derivative instruments	(444,106)	424,471
Change in fair market value, recognized in earnings as Change in warrant liability	2,695,600	(283,305)
Balance end of period	$5,359,374	$3,107,880

The following is quantitative information about significant unobservable inputs (Level 3) for the Company as of March 31, 2015.

Liability Category	Fair Value	Valuation Technique	Unobservable Input	Input Value
Warrant Liability	$5,359,374	Black-Scholes valuation model	Volatility	100%

The following represents the impact on fair value measurements to changes in unobservable inputs:

Unobservable Inputs	Increase in Inputs Increase in Valuation	Decreases in Inputs Increase in Valuation
Volatility	Increase	Decrease

These instruments were valued using pricing models that incorporate the price of a common share (as quoted on the relevant over-the-counter trading market in the U.S.), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended March 31, 2015 and December 31, 2014.

The following are the key weighted average assumptions used in connection with this computation:

	Three Months Period March 31, 2015	Year Ended December 31, 2014
Number of shares underlying the warrants	8,728,149	14,754,587
Fair market value of the stock	US$0.48 ($0.61)	US$0.18 ($0.21)
Exercise price	US$0.59 ($0.75)	US$0.55 ($0.64)
Expected volatility	100%	88%
Risk-free interest rate	0.78%	1.22%
Expected dividend yield	0%	0%
Expected warrant life (years)	3.32	2.18

(c)	Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due.  The Company has sufficient funds available through its cash, cash equivalents, and financing arrangements, should its cash requirements exceed cash generated from operations to cover financial liability obligations.  The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions.  As at March 31, 2015, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

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

(d)	Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $3,140,021 (December 31, 2014 - $2,161,133). This amount is the total of the following financial assets: accounts receivable and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

As at March 31, 2015, the Company had three customers which made up 67.1% of the outstanding accounts receivable in comparison to two customers which made up 65.7% at December 31, 2014. As at March 31, 2015, 28.5% (December 31, 2014 – 12.2%) of the outstanding accounts receivable was related to product sales related to two wholesale accounts (December 31, 2014 – one wholesale account) and 38.6% (December 31, 2014 – 53.5%) was related to an amount owing related to the product sales.

(e)	Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which exposes the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at March 31, 2015, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $700,000 and would increase/decrease both interest expense and net loss by approximately $29,800 for the three month period ended March 31, 2015.  As at March 31, 2015, a 5% change in the foreign exchange rate would increase/decrease the warrant liability balance by $268,000 and would increase/decrease both changes in warrant liability and net loss by $268,000 for the three month period ended March 31, 2015.

(f)	Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. At March 31, 2015, the Company had an outstanding long term debt balance of US$14,000,000 ($17,756,200), which bears interest annually at a rate of 11.5% plus the Libor Rate with the Libor Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates. For the three month period ended March 31, 2015, a 1% increase in interest rates would increase interest expense and net loss by approximately $44,400. However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

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

During the three month period ended March 31, 2015, the Company entered into foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses related to its loan obligation denominated in United States Dollars. The notional principal of the foreign currency call option to purchase US$3,500,000 was $4,397,400 at July 23, 2015.

The Company initially reports any gain or loss on the effective portion of the cash flow hedge as a component of other comprehensive income and subsequently reclassifies to the statements of operations when the hedged transaction occurs.

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has determined the foreign currency call option to be Level 2. The fair value of the foreign currency call option at March 31, 2015 was a gain of $43,400 (December 31, 2014 – $nil), and is reported in other current asset/liability in the accompanying balance sheets. During the three month period ended March 31, 2015, the Company had not settled any foreign exchange contracts (2014 - recognized a gain of $200,000).

At March 31, 2015 and December 31, 2014, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	March 31, 2015			December 31, 2014
	Notional Principal		Fair Value	Notional Principal		Fair Value
Foreign currency sold – call options	USD$	3,500,000	$43,400	USD$	-	$-

The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2015 and December 31, 2014, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2015 and December 31, 2014. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

18.           Subsequent Events

Subsequent to March 31, 2015, the Company issued 700,000 common shares in connection with the exercise of 620,000 common share purchase warrants and 80,000 compensation options exercised at a weighted average exercise price of $0.88 per common share, for aggregate proceeds of $614,000.  In addition, the Company issued 40,000 common share purchase warrants on the exercise of 80,000 compensation options. Each such warrant has an exercise price of $0.90 and an expiry date of July 15, 2016 (Note 7c).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed interim financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements under applicable securities laws. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but not limited to, statements regarding the Company’s estimates of principal and interest payments on loans, the expansion of the Company’s sales force and marketing expenses, the proposed increase in business development activities, the anticipated development and commercialization date of bilastine for Canada, the future sources and availability of additional funding, and the effect of funding arrangements on projects and products. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

 All amounts are stated in Canadian dollars unless otherwise stated and have been rounded to the nearest one hundredth dollar.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of the Company’s financial condition and results of operations and require management’s judgment. The Company’s discussion and analysis of its financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company bases its estimates on experience and on various assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about its carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. The Company’s critical accounting policies include:

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

Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the "Credit Agreement") with the Company, Pursuant thereto SWK, provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement.

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment,” and together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($21,561,100) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advance the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($17,756,200) (the "Loan") (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018 (the “Term Loan Maturity Date”).

The Loan accrues interest at an annual rate of 11.5% plus the Libor Rate (as defined in the Amended Credit Agreement), with the Libor Rate being subject to a minimum floor of 2%, such that the minimum interest rate is 13.5%.  In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

The discount to the carrying value of the Loan is being amortized as a non-cash interest expense over the term of the Loan using the effective interest rate method.

During the three month period ended March 31, 2015, the Company accreted $73,999 (2014 - $31,118) in non-cash accretion expense in connection with the long term loans, which is included in accretion expense on the condensed interim statements of operations, comprehensive loss and deficit.

Legal fees and costs associated with the Loan Commitment Amount were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three month period ended March 31, 2015, the Company amortized $26,446 (2014 – $24,764) in non-cash interest expense, which is included in amortization expense on the condensed interim statements of operations, comprehensive loss and deficit.

During the three month period ended March 31, 2015, the Company made no principal payments (year ended December 31, 2014 - $nil) and interest payments of US$477,750 ($606,474) (year ended December 31, 2014 – US$1,090,500 ($1,207,262)) under the Credit Agreement and Amended Credit Agreement.  The Company has estimated the following revenue-based principal and interest payments over the next four years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

	Principal Payments		Interest Payments
2015	US$1,136,997	($1,442,053)	US$1,390,095	($1,763,057)
2016	US$1,454,476	($1,844,712)	US$1,704,169	($2,161,398)
2017	US$1,666,664	($2,113,830)	US$1,489,600	($1,889,260)
2018	US$9,741,863	($12,355,605)	US$1,428,903	($1,812,278)

OVERVIEW

Tribute a Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada and the U.S. The Company targets several therapeutic areas in Canada with a particular interest in products for the treatment of neurology, pain, dermatology and endocrinology and cardiology. In addition to developing and selling healthcare products in Canada, Tribute also sells products globally through a number of international partners.

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

The first quarter of 2015 ending March 31, 2015 was highlighted by the following events:

●	Total revenues for the three month period ended March 31, 2015 increased by 60.1% or $2,098,700, compared to the same period in 2014.

●	Other domestic product sales increased 254.1% or $1,866,800, in the three month period ended March 31, 2015 compared to the same period in 2014.

●	Income from operations excluding amortization for the three month period ended March 31, 2015 was $239,100 which was $1,727,100 or 116.1%, better than the same period in 2014.

●
IMS Health, an audited third party provider of sales data, reported a 10.8% increase in total prescriptions written for Cambia® during the three months ended March 31, 2015 compared to the three months ended December 31, 2014, or 106.0% increase when comparing Q1 2015 and Q1 2014. See table 1 & 2 below.

●
On March 19, 2015, Tribute announced that holders of 5,431,250 or 90.1%, of the Series A Warrants issued in connection with the Company’s 2013 unit financing were exercised prior to their expiry resulting in proceeds to the Company of US$2,715,600.

●
On April 20, 2015, Tribute was added to the S&P/TSX Venture Select Index. The S&P/TSX Venture Select Index measures the combined performance of constituents in the S&P/TSX Venture Composite Index that meet specific market capitalization and liquidity criteria. Tribute was one of eight TSX Venture Exchange companies added to the S&P/TSX Venture Select Index.

Source: IMS Data

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015

For the three month period ended March 31, 2015, total revenue from all sources was $5,592,300 which increased by 60.1% or $2,098,700, compared to $3,493,600 for the same period in 2014. The increase in sales between the corresponding periods was attributable to an increase in licensed domestic product net sales of $244,700 or 10.8% and other domestic product sales of $1,866,800 or 254.1%.

For the three month period ended March 31, 2015, the net loss before tax was $5,181,500 compared to a net loss of $3,288,200 for the three month period ended March 31, 2014.  Contributing factors include:

●	Increased gross profit of $1,830,300 or 105.5%, due to higher revenues of $2,098,700:
●	An increase in selling, general and administrative expenses of $103,300 or 3.2%;
●	An increase in amortization of assets of $331,300;
●	An increase in expense related to the revaluation of warrants of $1,283,800 (non-cash);
●	Loss on unrealized foreign exchange on debt of $1,433,400 (non-cash);
●	An increase in interest expense net of interest income of $328,900; and
●	Other increased expenses $242,900.

Excluding non-operating expenses for the three month period ended March 31, 2015, of $4,798,900, loss from operations was $382,600. This compares to the same period last year for the three month period net loss from operations of $1,778,400, which represents an improvement in the operational loss of $1,395,800 or 78.5%. Income from operations excluding amortization for the three month period ended March 31, 2015 was $239,100 compared to a loss in the same period in the prior year of $1,488,000, which represents an improvement in the operational loss of $1,727,100 or 116.1%.

Gross Profit of Product Sales and Cost of Sales

For the three month period ended March 31, 2015, gross profit was $3,565,000, higher by 105.5% or $1,830,300, compared to the prior year. Underlying improvements in gross profit for the three month period ended March 31, 2015 were due primarily to licensed domestic product net sales of $205,700, domestic product sales and international product sales of $1,643,100.

Selling, General and Administrative Expenses

For the three month period ended March 31, 2015, selling, general and administrative expenses were $3,325,900 compared to $3,222,700 in 2014, an increase of $103,200 or 3.2%.

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

For the three month period ended March 31, 2015, the revaluation of the warrant liability resulted in a loss of $2,695,600 (2014 - $1,411,800).

Interest and Other Income

Interest and other income for the three month period ended March 31, 2015, was $125 (2014 - $372).

Net Loss

For the three month period ended March 31, 2015, the net loss was $5,181,500, compared to a net loss of $3,288,200 for the same period in the prior year. For the three month period ended March 31, 2015, this equates to a loss of ($0.05) per share compared to a loss of ($0.06) per share in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $5,550,800 at March 31, 2015, compared to $3,505,800 at December 31, 2014.

Cash used by operations for the three month period ended March 31, 2015, was $2,641,000 (2014 - $2,017,700). Also included are changes in non-cash operating assets and liabilities, which increased by $1,221,900 (2014 - $796,500).

Cash used in investing activities for the three month period ended March 31, 2015, was $90,200 compared to $20,900 in 2014.

Cash provided by financing activities for the three month period ended March 31, 2015, was $3,395,400 compared to $2,082,800 in 2014. On March 19, 2015, Tribute announced that holders of 5,431,250 or 90.1%, of the Series A Warrants issued in connection with the Company’s 2013 unit financing were exercised prior to their expiry resulting in proceeds to the Company of US$2,715,600.

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

RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2015 the Company granted 200,000 (2014 - 200,000) stock options, to LMT Financial Inc. ("LMT"), a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three month period ended March 31, 2015, the Company recorded $49,147 (2014 - $16,222) as a non-cash expense.  These amounts have been recorded as selling, general and administrative expense in the condensed interim statements of operations, comprehensive loss and deficit.

SIGNIFICANT CUSTOMERS

During the three month period ended March 31, 2015, the Company had three significant wholesale customers (2014 – three) that represented 69.8% (2014 – 65.6%) of product sales.

SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company issued 700,000 common shares in connection with the exercise of 620,000 common share purchase warrants and 80,000 compensation options exercised at a weighted average exercise price of $0.88 per common share, for aggregate proceeds of $614,000.  In addition, the Company issued 40,000 common share purchase warrants on the exercise of 80,000 compensation options. Each such warrant has an exercise price of $0.90 and an expiry date of July 15, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.    CONTROLS AND PROCEDURES.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended March 31, 2015, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From February 27 to March 13, 2015, the Company issued 79,250 common shares, for aggregate cash consideration of US$409,350 as a result of certain exercises of Series A common share purchase warrants. Such common shares were issued by the Company in the United States and to “U.S. persons” (as both such terms are defined in Regulation S (“Regulation S”) under the Securities Act), in reliance upon Rule 506(b) of Regulation D under the Securities Act (“Regulation D”), solely to “accredited investors,” as such term is defined in Rule 501(a) of Regulation D. Such common shares were issued outside the United States to non-U.S. persons in reliance upon Regulation S.

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

TRIBUTE PHARMACEUTICALS CANADA INC.
(Registrant)

May 12, 2015	By:	/s/ Scott Langille
Scott Langille
Chief Financial Officer
(Principal Accounting Officer)