Form 10-Q
period 2015-06-30
Tribute Pharmaceuticals Canada Inc.
filed 2015-08-14
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
Or

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

The number of outstanding common shares, no par value, of the Registrant at: June 30, 2015: 125,050,578

TABLE OF CONTENTS

PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements	1
(A)	Condensed Interim Consolidated Balance Sheets	1
(B)	Condensed Interim Consolidated Statements of Operations, Comprehensive Loss and Deficit	2
(C)	Condensed Interim Consolidated Statements of Cash Flows	3
(D)	Notes to the Condensed Interim Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at June 30, 2015	As at December 31, 2014
ASSETS
Current
Cash and cash equivalents	$17,600,421	$3,505,791
Accounts receivable, net of allowance of $nil (December 31, 2014 - $nil) (Note 17(d))	5,599,905	2,145,319
Inventories (Note 3)	2,921,625	1,037,387
Taxes recoverable	214,566	130,623
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 4)	748,125	187,279
Current portion of debt issuance costs, net (Note 7)	1,213,435	128,134
Total current assets	28,313,891	7,150,347
Property, plant and equipment, net (Note 5)	1,296,316	1,012,285
Intangible assets, net (Note 6)	80,525,023	40,958,870
Goodwill (Note 6)	7,532,265	3,599,077
Debt issuance costs, net (Note 7)	325,808	359,161
Total assets	$117,993,303	$53,079,740

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,793,456	$4,344,606
Amounts payable and contingent consideration (Note 2)	12,439,132
Current portion of long term debt (Note 7)	1,653,802	1,319,030
Promissory convertible note (Note 2)	5,000,000	-
Debentures (Note 7)	12,500,000	-
Warrant liability (Note 8 (c))	9,575,408	3,107,880
Other current liability	24,850	-
Total current liabilities	49,986,648	8,771,516
Deferred tax liability	7,594,370	-
Long term debt (Note 7)	14,507,306	13,967,493
Total liabilities	72,088,324	22,739,009

Contingencies and commitments (Notes 2, 7 and 11)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 8(a))
Common shares 125,050,578 (December 31, 2014 – 94,476,238)	71,098,839	41,182,630
Additional paid-in capital options (Note 8(b))	3,737,453	2,713,605
Warrants (Note 8(c))	5,002,711	6,347,349
Accumulated other comprehensive loss (Note 18)	(24,850)	-
Deficit	(33,909,174)	(19,902,853)
Total shareholders’ equity	45,904,979	30,340,731
Total liabilities and shareholders’ equity	$117,993,303	$53,079,740

See accompanying notes to the condensed interim consolidated financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS,
 COMPREHENSIVE LOSS AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Periods Ended June 30		For the Six Month Periods Ended June 30
	2015	2014	2015	2014
Revenues
Licensed domestic product net sales	$2,067,152	2,463,309	4,588,232	4,739,693
Other domestic product sales	3,390,865	1,220,104	5,992,487	1,954,882
International product sales	971,467	357,872	1,441,062	821,849
Royalty and licensing revenues	-	-	-	18,414
Total revenues (Notes 12 and 15)	6,429,484	4,041,285	12,021,781	7,534,838

Cost of Sales
Licensor sales and distribution fees	1,542,811	1,636,895	2,994,875	3,049,938
Cost of products sold	779,846	350,600	1,355,092	696,464
Expired products	2,873	13,356	2,873	13,356
Total Cost of Sales	2,325,530	2,000,851	4,352,840	3,759,758
Gross Profit	4,103,954	2,040,434	7,668,941	3,775,080
Expenses
Selling, general and administrative (Notes 8(b), 13 and 16)	4,136,253	2,409,678	7,462,175	5,632,339
Amortization of assets	888,612	296,574	1,510,235	586,926
Total operating expenses	5,024,865	2,706,252	8,972,410	6,219,265
Loss from operations	(920,911)	(665,818)	(1,303,469)	(2,444,185)

Non-operating income (expenses)
(Loss) on derivative instrument (Note 18)	-	(196,800)	-	3,200
Change in warrant liability (Note 8(c))	(6,181,889)	(3,205,975)	(8,877,489)	(4,617,749)
Unrealized foreign currency exchange gain (loss) on debt	337,273		(1,096,183)
Accretion expense (Note 7)	(73,463)	(34,409)	(147,462)	(65,526)
Restructuring costs (Note 2)	(1,132,398)	-	(1,132,398)	-
Transition costs	(254,044)	-	(254,044)	-
Interest income	802	166	927	538
Interest expense	(595,000)	(298,006)	(1,190,975)	(565,298)
Loss before tax	(8,819,630)	(4,400,842)	(14,001,093)	(7,689,020)
Deferred income tax recovery (Note 14)	(5,228)	-	(5,228)	-
Net loss for the period	$(8,824,858)	$(4,400,842)	$(14,006,321)	$(7,689,020)
Unrealized gain (loss) on derivative instrument, net of tax (Note 18)	(24,850)	(85,942)	18,550	(189,430)
Net Loss and comprehensive loss for the period	(8,849,708)	(4,486,784)	(13,987,771)	(7,878,450)
Deficit, beginning of period	(25,084,316)	(17,584,089)	(19,902,853)	(14,295,911)
Deficit, end of period	$(33,909,174)	$(21,984,931)	$(33,909,174)	$(21,984,931)
Loss per share (Note 9) – Basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.15)
Weighted Average Number of Common Shares – Basic	108,800,996	51,581,238	102,776,669	51,501,128
Weighted Average Number of Common Shares - Diluted	108,800,996	51,581,238	102,776,669	51,501,128

See accompanying notes to the condensed interim consolidated financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)
For the Periods Ended June 30,

	For Six Month Periods Ended
	2015	2014
Cash flows from (used in) operating activities
Net loss	$(14,006,321)	$(7,689,020)
Items not affecting cash:
Amortization	1,540,453	598,789
Changes in warrant liability (Note 8(c))	8,877,489	4,617,749
Share-based compensation (Note 8(b))	1,030,689	217,076
Accretion expense	147,462	65,526
Paid-in common shares for services	-	211,812
Change in non-cash operating assets and liabilities (Note 10)	(2,247,418)	(337,439)
Cash flows (used in) operating activities	(4,657,646)	(2,315,507)
Cash flows from (used in) investing activities
Acquisition, net of cash acquired	(8,411,645)	-
Additions to property, plant and equipment	(16,063)	(6,525)
Increase in intangible assets	(6,185,960)	(222,727)
Cash flows (used in) investing activities	(14,613,668)	(229,252)

Cash flows from (used in) financing activities
Debt issuance costs (Note 7)	(1,125,756)	(128,181)
Options exercised	8,204	-
Debentures (Note 7)	12,500,000	-
(Repayment) advance of long term debt (Note 7)	(410,942)	2,211,000
Common shares issued (Note 8(a))	12,000,199
Share issuance costs (Note 8(a))	(1,092,846)	-
Warrants exercised	10,239,215	-
Cash flows from financing activities	32,118,074	2,082,819

Changes in cash and cash equivalents	12,846,760	(461,940)
Change in cash and cash equivalents due to changes in foreign exchange	1,247,870	(49,499)
Cash and cash equivalents, beginning of period	3,505,791	2,813,472
Cash and cash equivalents, end of period	$17,600,421	$2,302,033

See accompanying notes to the condensed interim consolidated financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

1.	Basis of Presentation

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Tribute Pharmaceuticals Canada Inc.’s ("Tribute" or the "Company") most recently completed fiscal year ended December 31, 2014.  These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2014, except when disclosed below.

The accompanying consolidated financial statements include the accounts of Tribute and its wholly-owned subsidiaries, Tribute Pharmaceuticals International Inc., Tribute Pharmaceuticals US, Inc. and Medical Futures Inc. (See Note 2).  All intercompany balances and transactions have been eliminated upon consolidation.

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2015, and the results of its operations for the three and six month periods ended June 30, 2015 and 2014 and its cash flows for the three and six month periods ended June 30, 2015 and 2014.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

a)	Estimates

The preparation of these consolidated financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, accrued liabilities, income taxes, share based compensation, revenue recognition, intangible assets, goodwill and derivative financial instruments.  The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.  Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

Proposed Merger Transaction

On June 8, 2015, Tribute entered into an Agreement and Plan of Merger and Arrangement (the “Transaction Agreement”) with Pozen, Inc. (“Pozen”). Upon the completion of the transaction contemplated thereby, which is expected to occur in the fourth quarter of 2015, subject to satisfaction of various conditions, the combined company will be named Aralez Pharmaceuticals plc (“Aralez”). At closing, each common share of Tribute will be exchanged for 0.1455 Aralez ordinary shares.  This transaction is subject to shareholder approval, as well as various regulatory approvals.

2.	Acquisitions

Fibricor Asset Acquisition

On May 21, 2015, Tribute Pharmaceuticals International Inc., (a wholly owned subsidiary of Tribute) a Barbados corporation, acquired the U.S. rights to Fibricor® and its related authorized generic (the “Product”) from a wholly owned step-down subsidiary of Sun Pharmaceutical Industries Ltd. (“Sun Pharma”).  Financial terms of the deal include the payment of US$10,000,000 as follows: US$5,000,000 ($6,100,500) paid on closing; US$2,000,000 ($2,494,800) payable 180 days from closing; and, US$3,000,000 ($3,742,200) payable 365 days from closing. As at June 30, 2015, US$5,000,000 ($6,237,000) has been accrued and included in amounts payable and contingent consideration on the condensed interim consolidated balance sheet.

MFI Acquisition

On June 16, 2015, Tribute entered into a share purchase agreement (the ‘‘Share Purchase Agreement’’) with the shareholders of Medical Futures Inc. (‘‘MFI’’) pursuant to which Tribute acquired on such date (the ‘‘MFI Acquisition’’) all of the outstanding shares of MFI (the ‘‘MFI Shares’’). The consideration paid for the MFI Shares was comprised of (1) $8,492,868 in cash on closing, (2) $5,000,000 through the issuance of 3,723,008 Tribute common shares, (3) $5,000,000 in the form of a one-year term promissory note (the ‘‘Note’’) bearing interest at 8% annually convertible in whole or in part at the holder’s option at any time during the term into 2,813,778 Tribute common shares at a conversion rate of $1.77 per Tribute common share (subject to adjustment in certain events), with a maturity date of June 16, 2016 (4) retention payments of $507,132, reported as amounts payable and contingent consideration on the condensed interim consolidated balance sheet, and (5) future contingent cash milestone payments totaling $5,695,000 that will be paid only upon obtaining certain consents. In addition, on the receipt of each regulatory approval for MFI’s two pipeline products described below (or upon the occurrence of a change of control of Tribute), the vendors will receive a payment of $1,250,000 per product. The Company estimated the fair value of the contingent consideration by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk adjusted rate of return. The Company evaluates its estimates of fair value of contingent consideration liabilities at the end of each reporting period until the liability is settled. Any changes in the fair value of contingent consideration liabilities are included in change in fair value of contingent consideration on the statements of operations and comprehensive loss. The liability for these amounts payable, are reported together as “amounts payable and contingent consideration” on the balance sheet.  The Company has accrued $5,695,000 related to obtaining certain consents as an achievement probability of 100% was assigned to those contingent milestone payments.  The contingent payments related to the two pipeline products are reliant on regulatory approval.  As the achievement of regulatory approval cannot be reliably estimated by the Company, an achievement probability of 0% was assigned and therefore no accrual recorded on the Balance Sheet.

The MFI Acquisition diversifies Tribute’s product portfolio in Canada through the addition of thirteen (13) marketed products (Durela®, Proferrin®, Iberogast®, Moviprep®, Normacol®, Resultz®, Pegalax®, BalanseTM, BalanseTM Kids, BalanseTM, DiaflorTM, Mutaflor®, Purfem®, and Onypen®), one product recently approved by Health Canada but not launched (ibSuim) and two pipeline products, OctasaTM and BedBugzTM, both of which are pending submission to Health Canada.

The Company recorded an accrual of $1,132,398 in acquisition and restructuring costs during the six month period ended June 30, 2015, on the condensed interim consolidated statement of operations and comprehensive loss.

In connection with the MFI Acquisition, the Company acquired assets with a fair value of $36,677,236.  Assets consisted of cash of $81,223, receivables of $1,757,912, inventory of $1,559,353, prepaids of $263,660, property, plant and equipment of $334,764, intangible assets of $28,652,850 and taxes recoverable of $94,286 and goodwill of $3,933,188.  Liabilities were also assumed of $11,982,236 consisting of bank indebtedness of $1,937,475, accounts payable and accrued liabilities of $2,450,391 and a deferred tax liability of $7,594,370.  The estimated fair value of the intangible assets was determined based on the use of the discounted cash flow models using an income approach for the acquired licenses.  Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization. The license agreement assets are classified as indefinite-lived intangible assets until the successful completion and commercialization or abandonment of the associated marketing and development efforts.  The licensing asset and licensing agreements relate to product license agreements having estimated useful lives of 4 to 22 years. The Company believes that the fair values assigned to the assets acquired, the liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions

Pro Forma Results: The following unaudited pro forma condensed combined financial information summarizes the results of operations for the periods indicated as if the MFI Acquisition had been completed as of January 1, 2014 after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the MFI Acquisition would have taken place as of January 1, 2014 and should not be taken as indicative of future results of operations or financial condition. Pro forma adjustments are tax-effected at the effective tax rate.

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2015	2014	2015	2014
Net revenues	$9,010,789	$10,270,241	$16,888,960	$12,325,583
Net loss	$(8,863,655)	$(4,630,417)	$(14,499,053)	$(7,926,162)
Loss per share	$(0.08)	$(0.09)	$(0.14)	$(0.15)

3.	Inventories

	June 30, 2015	December 31, 2014
Raw materials	$372,871	$290,197
Finished goods	1,850,371	399,830
Packaging materials	157,001	70,870
Work in process	541,382	276,490
	$2,921,625	$1,037,387

4.	Prepaid Expenses and Other Receivables

	June 30, 2015	December 31, 2014
Prepaid operating expenses	$407,642	$180,304
Deposits	333,508	-
Interest receivable on loan receivables	6,975	6,975
	$748,125	$187,279

5.	Property, Plant and Equipment

	June 30, 2015
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	316,255	301,999
Leasehold improvements	303,703	5,697	298,006
Office equipment	97,848	54,791	43,057
Manufacturing equipment	1,103,525	630,036	473,489
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	69,280	41,990
Computer equipment	159,180	111,405	47,775
	$2,500,865	$1,204,549	$1,296,316

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	300,798	317,456
Leasehold improvements	10,359	4,662	5,697
Office equipment	61,308	52,124	9,184
Manufacturing equipment	1,103,525	602,667	500,858
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	62,744	48,526
Computer equipment	142,873	102,309	40,564
	$2,154,674	$1,142,389	$1,012,285

6.	Intangible Assets and Goodwill

	June 30, 2015
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$437,214	$71,573	$365,641
Licensing asset	1,005,820	212,770	793,050
Licensing agreements	51,236,326	3,023,989	48,212,337
Product rights	32,117,521	963,526	31,153,995
	$84,796,881	$4,271,858	$80,525,023

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$351,754	$53,242	$298,512
Licensing asset	1,005,820	174,084	831,736
Licensing agreements	10,377,325	2,345,049	8,032,276
Product rights	32,117,521	321,175	31,796,346
	$43,852,420	$2,893,550	$40,958,870

Amortization expense of intangible assets for the three and six month periods ended June 30, 2015 was $784,445 and $1,373,153, respectively (2014 - $252,185 and $504,371, respectively).

The Company has patents pending of $45,942 at June 30, 2015 (December 31, 2014 - $45,392) and licensing agreements of $373,325 (December 31, 2014 - $373,325) not currently being amortized.

Goodwill

Amount
Balance at December 31, 2014	$3,599,077
MFI acquisition (Note 2)	3,933,188
Balance at June 30, 2015	$7,532,265

7.	Long Term Debt and Debt Issuance Costs

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

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment,” and together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($21,205,800) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($17,463,600) (the "Loan") (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018.

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

During the three and six month periods ended June 30, 2015, the Company accreted $73,463, and $147,462, respectively (2014 - $34,409 and $65,526, respectively) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

Legal fees and costs associated with the Loan Commitment Amount were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three and six month periods ended June 30, 2015, the Company amortized $34,052 and $60,498, respectively (2014 – $27,854 and $52,619, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

During the three and six month periods ended June 30, 2015, the Company paid US$339,089 ($410,942) and US$339,089 ($410,917), respectively in principal payments (year ended December 31, 2014 - $nil) and interest payments of US$950,250 ($1,172,414) (year ended December 31, 2014 – US$1,090,500 ($1,207,262)) under the Credit Agreement and Amended Credit Agreement.  The Company has estimated the following revenue-based principal and interest payments over the next four years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

	Principal Payments	Interest Payments
2015	US$780,546 ($973,654)	US$923,990 ($1,152,585)
2016	US$1,451,997 ($1,811,221)	US$1,706,676 ($2,128,908)
2017	US$1,663,839 ($2,075,473)	US$1,492,457 ($1,861,691)
2018	US$9,764,529 ($12,180,273)	US$1,432,759 ($1,787,224)

Debenture Financing

In connection with the completion of the acquisition of MFI, Tribute also completed a private placement of $12,500,000 principal amount of secured subordinated debentures (the "Debentures").  The Debentures are secured by a general security agreement from the Company constituting a lien on all the present and future property of the Company.  The Debentures bear interest at a rate of 6.0% per annum payable quarterly in arrears and mature on June 16, 2016 (the "Maturity Date").  The Debentures can be redeemed, in full, at any time following the closing date and prior to the Maturity Date, by Tribute paying the principal amount plus any accrued and unpaid interest. Tribute will also pay a customary redemption fee upon a change of control and an exit fee upon repayment of the Debentures.

In connection with the Debentures, the Company paid commissions to a syndicate of underwriters of $750,000.  The Company also recorded $88,945 in debt issuance costs associated with syndicate fees, $250,000 in debt issuance costs and as an exit fee and $36,811 in debt issuance costs associated with legal fees.  Total issuance costs associated with the Debentures were $1,125,756.  During the three and six month periods ended June 30, 2015, the Company accreted $40,002, and $40,002, respectively (2014 - $nil and $nil, respectively) in non-cash accretion expense in connection with the Debenture financing, which is included in accretion expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

8.	Capital Stock

(a)	Common Shares

During the three and six month periods ended June 30, 2015, the Company completed a private placement in which 13,043,695 common shares were issued at a price of $0.92 per common share for gross proceeds of $12,000,199.

In connection with the private placement, the Company paid cash commissions to a syndicate of underwriters of $840,014 and issued an aggregate of 456,529 non-transferable broker warrants.  See Note 8(c). Each broker warrant entitles the holder to purchase one common share of the Company at an exercise price of $0.92 at any time on or before May 21, 2017.  The Company also recorded $72,800 in debt issuance costs associated with syndicate fees.  Total other issuance costs associated with the private placement were $180,033.

On May 21, 2015, the Company issued 3,723,000 common shares in conjunction with the acquisition of MFI (See Note 2) with a fair value of $5,000,000 based on the current stock price.

Additionally, 11,293,587 common shares of the Company were issued upon the exercise of 11,293,587 common share purchase warrants, 1,909,419 common shares of the Company were issued upon the exercise of 1,909,419 broker compensation options, 587,997 common shares were issued upon the exercise of 587,997 underlying broker warrants issued during the period and 16,634 common shares were issued upon the exercise of various share options, at an average exercise price of $0.51 for gross proceeds of $10,239,215.

Common Shares	Number of Shares	Amount
Balance, December 31, 2014	94,476,238	$41,182,630
Warrants exercised	11,293,587	8,377,924
Warrants exercised - valuation	-	3,373,467
Common shares issued in acquisition (Note 2)	3,723,008	5,000,000
Common shares issued in private placement	13,043,695	12,000,199
Share issuance costs	-	(1,298,285)
Share options exercised	16,634	15,043
Broker compensation options exercised	1,909,419	1,219,817
Broker warrants exercised – underlying warrants	587,997	529,197
Fair value of broker warrants exercised	-	698,847
Balance, June 30, 2015	125,050,578	$71,098,839

(b)           Stock Based Compensation

The Company’s stock-based compensation program (the "Plan") includes share options in which some options vest based on continuous service, while others vest based on performance conditions such as profitability and sales goals.  For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.  For performance-based awards, compensation expense is recorded over the remaining service period when the Company determines that achievement is probable.

During the three and six month periods ended June 30, 2015, there were 616,617 and 3,775,520 options, respectively, granted to officers, employees and consultants of the Company (2014 – 29,740 and 1,327,985, respectively). The exercise price of 2,925,520 of these options is $0.62, vesting quarterly one-eighth over two years on each of March 31, June 30, September 30 and December 31, in 2016 and 2017. Of these options 864,000 are time-based, while the remaining 2,311,520 are based upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.51 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 121%; expected risk free interest rate of 0.61%; and expected term of 5 years.

During the six month period ended June 30, 2015, 200,000 options were granted with an exercise price of $0.62 and will fully vest on January 4, 2016 (Note 13). The grant date fair value of these options was estimated as $0.43 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 121%; expected risk free interest rate of 0.87%; and expected term of 5 years.

In addition, 600,000 options were granted based on achieving certain financial objectives, with an exercise price of $0.99 and will vest quarterly over three years on each of March 31, June 30, September 30 and December 31, in 2016, 2017 and 2018. The grant date fair value of these options was estimated as $0.75 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; expected risk free interest rate of 1.07%; and expected term of 5 years.

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

For the three and six month periods ended June 30, 2015, the Company recorded $683,338 and $1,030,689, respectively (2014 – $99,944 and $217,076, respectively) as additional paid in capital for options issued to directors, officers, employees and consultants based on continuous service.  Included in this amount is $458,162 and $630,839 for options issued to consultants for services (Note 13). This expense was recorded as selling, general and administrative expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.  Due to termination of employment and non-achievement of performance-based awards, 172,085 options were removed from the number of options issued during the six month period ended June 30, 2015 (year ended December 31, 2014 – 817,830).

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2014	$2,713,605
Expense recognized for options issued to employees	176,560
Expense recognized for options issued to consultants	171,759
Balance, March 31, 2015	3,061,924
Options exercised	(6,840)
Expense recognized for options issued to employees	224,207
Expense recognized for options issued to consultants	458,162
Balance, June 30, 2015	$3,737,453

The total number of options outstanding as at June 30, 2015 was 8,436,791 (December 31, 2014 – 4,834,991).  The weighted average grant date fair value of the options granted during the three and six month periods ended June 30, 2015, was $0.75 and $0.55, respectively (2014 - $0.52 and $0.34, respectively). The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 12,505,057 as at June 30, 2015 (December 31, 2014 – 9,447,624).

(c)	Warrants

As at June 30, 2015, the following warrants were outstanding:

Warrant Liability

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Fair Value at June 30, 2015	Fair Value at December 31, 2014
May 11, 2017	750,000	US0.43($0.54)	$1,032,847	$227,090
February 27, 2015	-	US0.50($0.62)	$-	$184,999
February 27, 2018	2,968,750	US0.60($0.75)	$3,947,630	$1,310,414
March 5, 2015	-	US0.50($0.62)	$-	$56,691
March 5, 2018	843,750	US0.60($0.75)	$1,120,046	$372,123
March 11, 2015	-	US0.50($0.62)	$-	$17,547
March 11, 2018	343,750	US0.60($0.75)	$460,096	$102,089
August 8, 2018	755,794	US0.5954($0.7427)	$1,228,439	$334,060
September 20, 2018	108,696	US0.55($0.69)	$152,129	$36,442
February 4, 2021	347,222	US0.4320($0.5389)	$578,222	$160,319
October 1, 2021	740,000	US0.70($0.87)	$1,055,999	$306,106
	6,857,962	US0.58($0.73)	$9,575,408	$3,107,880

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity.  As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim consolidated statements of operations, comprehensive income (loss) and deficit.  The Company treated the compensation warrants as a liability upon their issuance. The warrant liability is classified as Level 3 within the fair value hierarchy (see Note 17(b)).

As at June 30, 2015, the fair value of the aggregate warrant liability of $9,575,408 (December 31, 2014 - $3,107,880) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (December 31, 2014 – 0%) expected volatility of 98% (December 31, 2014 – 88%) risk-free interest rate of 1.02% (December 31, 2014 – 1.22%) and expected term of 3.18 years (December 31, 2014 – 2.18 years).

Warrants – Equity
Expiration Date	Number of Warrants	Weighted Average Exercise Price	Grant Date Fair Value at June 30, 2015
July 15, 2016	17,455,350	$0.90	$4,201,876
July 15, 2016	1,307,706	$0.70	$478,620
July 15, 2016	366,713	$0.90	$116,777
May 21, 2017	456,529	$0.92	$205,438
	19,586,298	$0.89	$5,002,711

During the six month period ended June 30, 2015 the Company issued 954,710 underlying warrants with an exercise price of $0.90, upon the exercise of 1,909,419 broker compensation options. The weighted average fair value of these warrants was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0%, expected volatility of 84%, risk-free interest rate of 0.45%, and expected term of 1.15 years.

In connection with the private placement completed during the six month period ended June 30, 2015, the Company issued 456,529 non-transferable broker warrants, each exercisable into a common share of the Company, at an exercise price of $0.92 exercisable at any time on or prior to May 21, 2017. The fair value of the broker warrants at the date of grant was $205,438 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 92%; risk free interest rate of 0.67%; and expected term of 2 years.

9.	Loss Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period.  The diluted loss per share is not computed when the effect of such calculation is anti-dilutive.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common shares equivalents because their inclusion would be anti-dilutive.  Potentially dilutive securities, which were not included in diluted weighted average shares for the six month periods ended June 30, 2015 and 2014, consisted of outstanding common share options (8,436,791 and 5,139,070, respectively), outstanding warrant grants (26,444,260 and 14,014,587, respectively) and convertible debentures (2,824,858 and nil, respectively).

The following table sets forth the computation of loss per share:

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
Numerator:	2015	2014	2015	2014
Net loss available to common shareholders	$(8,824,850)	$(4,400,842)	$(14,006,313)	$(7,689,020)
Denominator:
Weighted average number of common shares	108,800,996	51,581,238	102,776,669	51,501,128
Effect of dilutive common shares	-	-	-	-
Diluted weighted average number of common shares outstanding	108,800,996	51,581,238	102,776,669	51,501,128
Loss per share – basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.15)

10.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Six Months Ended June 30
	2015	2014
Accounts receivable	$(1,696,674)	$(1,355,477)
Inventories	(324,885)	(14,068)
Prepaid expenses and other receivables	(297,186)	(26,869)
Taxes recoverable	10,343	473,078
Accounts payable and accrued liabilities	60,984	585,897
	$(2,247,418)	$(337,439)

Included in accounts payable and accrued liabilities at the end of the six month period ended June 30, 2015, is an amount related to patents and licenses of $8,893 (December 31, 2014 - $31,655) and an amount related to license fees of $186,663 (€125,000) (December 31, 2014 - $nil).

During the six month period ended June 30, 2015, there was $1,172,414 (2014 - $502,829) in interest paid and $nil in taxes paid (2014 – $nil).

During the six month period ended June 30, 2015, there was $100,500 (2014 - $65,526) of non-cash debt issuance costs (see Note 7) expensed as amortization of assets.

During the six month period ended June 30, 2015, 954,710 warrants were issued and valued at $304,019 upon the exercise of 1,909,419 broker compensation options.

During the three and six month periods ended June 30, 2015, broker warrants were issued and valued at $205,438  in regards to the private placement that was completed in May 2015 (Note 8(a)).

11.	Contingencies and Commitments

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

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Actavis Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Actavis Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Actavis Products.  The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the U.S.  The Company is required to pay US$5,000,000 ($6,237,000) to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the U.S.

On November 9, 2010, the Company signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the license agreement and on September 30, 2012 executed the second amendment to the license agreement.  Aggregate payments of US$1,000,000 ($1,005,820) were issued under this agreement, which included an upfront payment to Nautilus upon the execution of the agreement and an amount payable upon the first commercial sale of the product.  These payments have been included in intangible assets and will be amortized over the life of the license agreement, as amended.  Up to US$6,000,000 ($7,484,400) in additional one-time performance based sales milestones, based on a maximum of six different sales tiers, are payable over time, due upon achieving annual net sales ranging from US$2,500,000 ($3,118,500) to US$20,000,000 ($24,948,000) in the first year of the achievement of the applicable milestone.  Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

On December 30, 2011, the Company signed a license agreement with Apricus Bioscience, Inc. to commercialize MycoVa in Canada. As of June 30, 2015, this product has not been filed with Health Canada and to-date no upfront payments have been paid.  Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000.  Upon Health Canada approval of MycoVa, the Company shall pay $400,000.  Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000.  Royalties are payable at rates ranging from 20% to 25% of net sales.

On May 13, 2014, the Company entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada.  The exclusive license is inclusive of prescription and non-prescription rights for bilastine, as well as adult and paediatric presentations in Canada. Sales of bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($368,337), these payments have been included in intangible assets and will be amortized over the life of the license agreement.  Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones of up to $3,540,187 (€1,466,600 ($2,040,187) and $1,500,000) are payable over time, beginning with an approval for bilastine from Health Canada. Thereafter, milestones are payable upon attainment of cumulative net sales targets, up to net sales of $60,000,000.  The license agreement is also subject to certain minimum purchase obligations upon regulatory approval and commercial sales of product.

On May 21, 2015, Tribute Pharmaceuticals International Inc. (a wholly owned subsidiary of Tribute) acquired the U.S. rights to Fibricor® and its related authorized generic from a wholly owned step-down subsidiary of Sun Pharmaceutical Industries Ltd.  Financial terms of the deal include the payment of US$10,000,000 ($12,474,000) as follows: US$5,000,000 ($6,100,500) was paid on closing, US$2,000,000 ($2,494,800) is due on November 18, 2015, and US$3,000,000 ($3,742,200) is due on May 21, 2016.  An aggregate of US$4,500,000 ($5,613,300) in one-time milestone payments are due upon the attainment of certain annual net sales targets, ranging from US$15,000,000 ($18,711,000) to US$50,000,000 ($62,370,000).

Pursuant to the MFI Acquisition the following license and supply agreements have been acquired by the Company.

MFI has supply agreements with various vendors that include purchase minimums.  Pursuant to these agreements, the Company is required to purchase a total of up to $9,083,000 of products from these vendors during the following years ended December 31:

2015	$3,056,000
2016	$754,000
2017	$773,000
2018	$790,000
2019 and thereafter	$3,710,000
$9,083,000

On November 26, 2008, MFI entered into an exclusive license and supply agreement with Norgine B.V. (“Norgine”), a Dutch pharmaceutical company, for the exclusive right to sell Moviprep in Canada. Payment for the licensing rights of $250,000 have been included in intangible assets and will be amortized over the life of the license agreement. Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones are payable over time. Milestones are payable upon attainment of cumulative net sales targets.

On September 22, 2011, MFI entered into an exclusive distribution and supply agreement with Cipher Pharmaceuticals Inc. (“Cipher”), a Canadian pharmaceutical company, for the exclusive right to sell Durela in Canada. Payments for the licensing rights of $300,000 have been included in intangible assets and will be amortized over the life of the license agreement.  Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones payable over time.  Milestone payments are payable upon attainment of cumulative net sales targets.

Upon the receipt of regulatory approval for MFI’s two pipeline products (or upon the occurrence of a change of control of the Company), the vendors will receive a payment of $1,250,000 per product.

(b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officers and executives may be entitled to an aggregate amount of $2,672,550 as of June 30, 2015 (December 31, 2014 - $247,200) or if a change of control occurs, a lump sum payment of up to an aggregate amount of $4,435,633 (based on current base salaries) (December 31, 2014 - $2,072,200).

12.          Significant Customers

During the three month period ended June 30, 2015, the Company had three significant wholesale customers (2014 – three) that represented 58.9% (2014 – 68.9%) of product sales. During the six month period ended June 30, 2015, the Company had two (2014 –three) significant wholesale customers that represented 52.4% (2014 – 67.4%) of product sales.

The Company believes that its relationship with these customers is satisfactory.

13.	Related Party Transactions

During the six month period ended June 30, 2015 the Company granted 200,000 (2014 - 200,000) share options to LMT Financial Inc. a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three and six month periods ended June 30, 2015, the Company recorded $110,405 and $148,931, respectively (2014 - $20,222 and $36,444, respectively) as a non-cash expense.  These amounts have been recorded as selling, general and administrative expense in the condensed interim consolidated statements of operations, comprehensive loss and deficit.

14.	Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three and six month periods ended June 30, 2015 and 2014. The Company has non-capital loss carry-forwards at June 30, 2015 totaling approximately $15,586,000, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2015 and 2035.  The cumulative carry-forward pool of SR&ED expenditures as at June 30, 2015, that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at June 30, 2015 was $341,300.

15.           Segmented Information

The Company is a specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada and the U.S.  The Company targets several therapeutic areas in Canada and the U.S., but has a particular interest in products for the treatment of pain, dermatology and endocrinology/cardiology.  The Company also sells Uracyst® and NeoVisc® internationally through a number of strategic partnerships.  Currently, all of the Company’s manufacturing assets are located in Canada.  All direct sales take place in Canada and the U.S.  Licensing arrangements have been obtained to distribute and sell the Company’s products in various countries around the world.

Revenue for the three and six month periods ended June 30, 2015 and 2014 includes products sold in Canada and international sales of products through licensing agreements.  Revenue earned is as follows:

	For the Three Month Period Ended June 30		For the Six Month Period Ended June 30
	2015	2014	2015	2014
Product sales:
Domestic sales	$5,448,148	$3,676,588	$10,557,658	$6,676,500
International sales	971,468	357,872	1,441,063	821,849
Other revenue	9,868	6,825	23,060	18,075
Total	$6,429,484	$4,041,285	$12,021,781	$7,516,424

Royalty revenues	$-	$-	$-	$18,414
Total revenues	$6,429,484	$4,041,285	$12,021,781	$7,534,838

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

16.           Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at June 30, 2015, the Company held cash of $9,151,391 (US$7,060,322 and €247,534) in denominations other than in Canadian dollars (December 31, 2014 - $1,319,013 (US$1,135,304 and €1,387)); had accounts receivables of $907,613 (US$662,581 and €245,031) denominated in foreign currencies (December 31, 2014 - $319,764 (US$67,125 and €172,313); had accounts payable and accrued liabilities of $6,715,328 (US$6,459,127, €253,318 and Swiss Francs $2,882) denominated in foreign currencies (December 31, 2014 – $32,857 (US$26,125 and €1,816)); warrant liability of $9,575,408 (US$7,676,296) (December 31, 2014 - $3,107,880 (US$2,682,994)); and long term debt of $17,463,600 (US$14,000,000) (December 31, 2014 - $16,241,400 (US$14,000,000)). For the three and six month period ended June 30, 2015, the Company had a foreign currency gain (loss) of $228,785 and ($950,724), respectively (2014 – a gain (loss) of ($10,506) and $185,559, respectively). These amounts have been included in selling, general and administrative expenses in the condensed interim consolidated statements of operations, comprehensive loss and deficit.

17.	Financial Instruments

(a)	Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, accounts payables and accrued liabilities and debentures are a reasonable estimate of their fair values because of the short maturity of these instruments.

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

In connection with various financing arrangements, the Company has issued warrants to purchase up to 6,857,962 common shares of the Company as disclosed in Note 8c.  The warrants have a weighted average exercise price of US$0.58 ($0.73).  The warrants expire at dates ranging from May 11, 2017 to October 1, 2021.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at	Fair Value Measurement Using
	June 30, 2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$9,575,408	$-	$-	$9,575,408

	Fair Value at	Fair Value Measurement Using
	December 31, 2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$3,107,880	$-	$-	$3,107,880

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended June 30, 2015 and December 31, 2014:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$3,107,880	$2,966,714
Additions (deletions) to derivative instruments	(2,409,961)	424,471
Change in fair market value, recognized in earnings as Change in warrant liability	8,877,489	(283,305)
Balance end of period	$9,575,408	$3,107,880

The following is quantitative information about significant unobservable inputs (Level 3) for the Company as of June 30, 2015.

Liability Category	Fair Value	Valuation Technique	Unobservable Input	Input Value
Warrant Liability	$9,575,408	Black-Scholes valuation model	Volatility	98%

The following represents the impact on fair value measurements to changes in unobservable inputs:

Unobservable Inputs	Increase in Inputs Increase in Valuation	Decreases in Inputs Increase in Valuation
Volatility	Increase	Decrease

These instruments were valued using pricing models that incorporate the price of a common share (as quoted on the relevant over-the-counter trading market in the U.S.), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended June 30, 2015 and December 31, 2014.

The following are the key weighted average assumptions used in connection with this computation:

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
Number of shares underlying the warrants		6,857,962		14,754,587
Fair market value of the common share	$	US1.03 ($1.28)	$	US0.18 ($0.21)
Exercise price	$	US0.58 ($0.73)	$	US0.55 ($0.64)
Expected volatility		98%		88%
Risk-free interest rate		1.02%		1.22%
Expected dividend yield		0%		0%
Expected warrant life (years)		3.18		2.18

(c)	Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due.  The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions.  As at June 30, 2015, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common shares and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  Management may also consider strategic alternatives, including strategic investments and divestitures.  As future operations may be financed out of funds generated from financing activities, the Company’s ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the pharmaceutical industry and our securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that its efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on terms favorable to the Company, it may have to reduce substantially or eliminate expenditures such as promotion, marketing or production of its current or proposed products, or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of its technologies or products.

(d)	Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $5,615,719 (December 31, 2014 - $2,161,133). This amount is the total of the following financial assets: accounts receivable and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

The Company is exposed to credit risk from its customers and continually monitors its customers’ credit.  It establishes the provision for doubtful accounts based upon the credit risk applicable to each customer.  In line with other pharmaceutical companies, the Company sells its products through a small number of wholesalers and retail pharmacy chains in addition to hospitals, pharmacies, physicians and other groups. Note 12 discloses the significant customer details and the Company believes that the concentrations on the Company’s customers are considered normal for the Company and its industry.

As at June 30, 2015, the Company had two customers which made up 48.2% of the outstanding accounts receivable in comparison to two customers which made up 65.7% at December 31, 2014.  As at June 30, 2015, 23.9% (December 31, 2014 – 12.2%) of the outstanding accounts receivable was related to product sales related to one wholesale account (December 31, 2014 – one wholesale account) and 24.3% (December 31, 2014 – 53.5%) was related to an amount owing related to the product sales.

(e)	Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which exposes the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at June 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $700,000 and would increase/decrease both interest expense and net loss by approximately $59,500 for the six month period ended June 30, 2015.  As at June 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the warrant liability balance by $479,000 and would increase/decrease both changes in warrant liability and net loss by $479,000 for the six month period ended June 30, 2015.  As at June 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the accounts payable and accrued liabilities balance by $335,766 and would increase/decrease net loss by $335,766 for the six month period ended June 30, 2015.

(f)	Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. At June 30, 2015, the Company had an outstanding long term debt balance of US$13,660,991 ($17,040,620), which bears interest annually at a rate of 11.5% plus the LIBOR Rate with the LIBOR Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates.  For the six month period ended June 30, 2015, a 1% increase in interest rates would increase interest expense and net loss by approximately $174,600.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

18.	Derivative Financial Instruments

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

During the six month period ended June 30, 2015, the Company entered into foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses related to its loan obligation denominated in United States Dollars. The notional principal of the foreign currency call option to purchase US$3,500,000 was $4,397,400 at July 23, 2015.

The Company initially reports any gain or loss on the effective portion of the cash flow hedge as a component of other comprehensive income and subsequently reclassifies to the statements of operations when the hedged transaction occurs.

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has determined the foreign currency call option to be Level 2. The fair value of the foreign currency call option at June 30, 2015 was a loss of $24,850 (December 31, 2014 – $nil), and is reported in other current asset/liability in the accompanying balance sheets. During the six month period ended June 30, 2015, the Company had not settled any foreign exchange contracts (2014 - recognized a gain of $3,200).

At June 30, 2015 and December 31, 2014, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	June 30, 2015			December 31, 2014
	Notional Principal		Fair Value	Notional Principal		Fair Value
Foreign currency sold – call options	USD$	3,500,000	$(24,850)	USD$	-	$-

The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2015 and December 31, 2014, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2015 and December 31, 2014. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

19.           Subsequent Events

Subsequent to June 30, 2015, the Company issued 930,125 common shares in connection with the exercise of 776,700 common share purchase warrants and 153,425 compensation options exercised at a weighted average exercise price of $0.88 per common share, for aggregate proceeds of $806,428.  In addition, the Company issued 76,712 common share purchase warrants on the exercise of 153,425 compensation options. Each such warrant has an exercise price of $0.90 and an expiry date of July 15, 2016 (Note 8(c)).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND SUPPLEMENTARY DATA

The following discussion should be read in conjunction with our condensed interim financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements under applicable securities laws. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements are statements that are not historical facts, and include, but not limited to, statements regarding the Company’s estimates of principal and interest payments on loans, the expansion of the Company’s sales force and marketing expenses, the proposed increase in business development activities, the anticipated completion of the transaction with Pozen and Aralez, the anticipated development and commercialization date of bilastine for Canada, the future sources and availability of additional funding, and the effect of funding arrangements on projects and products. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.

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

On October 1, 2014 (the "Amendment Closing Date"), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the "First Amendment," and together with the Credit Agreement, the "Amended Credit Agreement") with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($21,205,800) (the "Loan Commitment Amount"). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the " October 2014 Note"). The October 2014 Note is for a total principal amount of US$14,000,000 ($17,463,600) (the "Loan") (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018.

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

During the three and six month periods ended June 30, 2015, the Company accreted $73,464, and $147,463, respectively (2014 - $34,409 and $65,526, respectively) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

Legal fees and costs associated with the Loan Commitment Amount were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three and six month periods ended June 30, 2015, the Company amortized $34,052 and $60,498, respectively (2014 – $27,854 and $52,619, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

During the three and six month periods ended June 30, 2015, the Company paid US$339,089 (CAD$410,917) in principal payments (year ended December 31, 2014 - $nil) and interest payments of US$950,250 (CAD$1,172,414) (year ended December 31, 2014 – US$1,090,500 (CAD$1,207,262)) under the Credit Agreement and Amended Credit Agreement.  The Company has estimated the following revenue-based principal and interest payments over the next four years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

	Principal Payments	Interest Payments
2015	US$780,546 (CAD$973,654)	US$923,990 (CAD$1,152,585)
2016	US$1,451,997 (CAD$1,811,221)	US$1,706,676 (CAD$2,128,908)
2017	US$1,663,839 (CAD$2,075,473)	US$1,492,457 (CAD$1,861,691)
2018	US$9,764,529 (CAD$12,180,273)	US$1,432,759 (CAD$1,787,224)

OVERVIEW

The second quarter of 2015 ended June 30, 2015 was highlighted by the following events:

●	Total revenues for the three month period ended June 30, 2015 increased by 59.1% compared to the same period in 2014.
●	Other domestic product sales increased 177.9% and international sales increased by 171.5% in the three month period ended June 30, 2015 compared to the same period in 2014.
●
IMS Health, an audited third party provider of sales data, reported a 24.6% increase in total prescriptions written for Cambia® during the three months ended June 30, 2015 compared to the three months ended March 31, 2015, or 101.8% increase when comparing Q2 2015 and Q2 2014.

●
On May 21, 2015, Tribute announced that its wholly owned subsidiary, Tribute Pharmaceuticals International Inc., a Barbados corporation, acquired the U.S. rights to Fibricor® and its related authorized generic from a wholly owned step-down subsidiary of Sun Pharmaceutical Industries Ltd. Financial terms of the deal include the payment of US$10 million as follows: US$5 million on closing; US$2 million payable 180 days from closing; and, US$3 million payable 365 days from closing. Sales of Fibricor during the twelve month period ended April 30, 2015, were approximately US$4.7 million. In connection with the acquisition, Tribute completed a private placement pursuant to which it issued 13,043,695 common shares at a price of $0.92 per share for aggregate gross proceeds of $12,000,199.

●
On June 8, 2015, Tribute entered into an Agreement and Plan of Merger and Arrangement (the "Transaction Agreement") with Pozen, Inc. ("Pozen"), among others, relating to the acquisition of Tribute. Upon completion of the transactions contemplated thereby, which are expected to occur in the fourth quarter of 2015, subject to satisfaction of various conditions, the combined company will be named Aralez Pharmaceuticals plc ("Aralez"). Upon closing, Aralez is expected to trade on the NASDAQ Stock Market LLC and the Toronto Stock Exchange and will be led by Chief Executive Officer, Adrian Adams and President and Chief Business Officer, Andrew Koven. In connection with the transactions, a syndicate of leading healthcare investors, led by the Deerfield Group, has committed up to US$350 million in growth capital for the combined company, intended to support the anticipated commercial launch of YOSPRALA and for future acquisitions. Such financing is expected to close simultaneously with the closing of the transaction with Pozen. The proposed investment in Aralez includes:

°	US$75 million of equity at a purchase price of US$7.20 per ordinary share;
°	US$75 million in 2.5% Convertible Senior Secured Notes due six years from issuance with a conversion price of US$9.54 per ordinary share; and
°	Up to US$200 million committed senior secured debt facility to fund future acquisitions.

●
On June 17, 2015, Tribute announced that it acquired all of the outstanding shares of MFI, in a transaction valued at $25 million. The consideration paid for the MFI shares was comprised of (1) $8,492,868 in cash on closing, (2) $5,000,000 through the issuance of 3,723,008 Tribute common shares, (3) $5,000,000 in the form of a one-year term promissory note bearing interest at 8% annually convertible in whole or in part at the holder's discretion at any time during the term into 2,813,778 Tribute common shares at a conversion rate of $1.77 per Tribute common share (subject to adjustment in certain events), and (4) future contingent cash milestone payments totaling $5,695,000 that will be paid only upon obtaining certain consents. In addition, on receipt of each such regulatory approval for MFI's two pipeline products (or upon the occurrence of a change of control of Tribute), the vendors will receive a payment of $1,250,000 per product. Net sales of MFI in the twelve month period ended March 31, 2015 were approximately $10 million. This acquisition diversifies Tribute's product portfolio in Canada through the addition of 13 marketed and 2 pipeline products. Highlights of the MFI portfolio include Durela®, Proferrin® and Resultz® along with a portfolio of established and new products to treat conditions of the gastro-intestinal tract.

●	On June 26, 2015 Health Canada accepted for review the New Drug Submission for bilastine

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

Total revenues for the three month period ended June 30, 2015 increased by 59.1% to $6,429,500 compared to $4,041,300 in 2014. The increase in revenue was attributable to an increase in other domestic product sales of $2,170,800 or 177.9% and international product sales of $613,600 or 171.5%.

For the six month period ended June 30, 2015 total revenues increased by 59.6% to $12,021,800 compared to $7,534,800 for the same period in 2014. The increase in revenue was attributable to an increase in other domestic product sales of $4,037,600 or 206.5% and an increase in international product sales of $619,200 or 75.3%.

The net loss before taxes for the three month period ended June 30, 2015 was $8,819,600 compared to a loss of $4,400,800 for the same period in the prior year.  Contributing factors include:

●	Increased gross profit of $2,063,500 or 101.1%;
●
An increase in selling, general and administrative expenses of $1,726,600  related primarily to continued investment  to grow existing products , pre-launch and regulatory  activities related to bilastine, operational expenses related to  the acquisition of  Fibricor® and MFI and legal, accounting and due diligence expenses related to the proposed merger with Pozen.

●	An increase in amortization of $592,000;
●	An increase in the warrant liability (non-cash) of $2,975,900;
●	Gain of unrealized foreign exchange on debt of $337,300;
●	Restructuring costs of $1,132,400;
●	Transaction costs of $254,000;
●	An increase in accretion expense of $39,000; and
●	An increase in interest expense net of interest income of $296,400.

Excluding non-operating expenses of $7,898,700 for the three month period ended June 30, 2015 (2014 - $3,735,000 loss), the loss from operations was $920,900 compared to the same period in the prior year of $665,800. Loss from operations excluding amortization for the three month period ended June 30, 2015 was $32,300 compared to a loss in the same period in the prior year of $369,200, which represents a decrease of $336,900 or 91.3%.

The net loss before taxes for the six month period ended June 30, 2015 was $14,001,100 compared to a loss of $7,689,000 for the same period in the prior year. Contributing factors include:

●	Increased gross profit of $3,893,900 or 103.2%;
●
An increase in selling, general and administrative expenses of $1,726,600  related primarily to continued investment  to grow existing products , pre-launch and regulatory  activities related to bilastine, operational expenses related to  the acquisition of  Fibricor® and MFI and legal, accounting and due diligence expenses related to the proposed merger with Pozen.

●	An increase in amortization of $923,300;
●	An increase in the warrant liability (non-cash) of $4,259,700;
●	Restructuring costs of $1,132,400;
●	Transaction costs of $254,000;
●	An increase in accretion expense of $81,900;
●	Loss on unrealized foreign exchange on debt of $1,096,200; and
●	An increase in interest expense net of interest income of $625,300.

Excluding non-operating expenses of $12,697,600 for the six month period ended June 30, 2015 (2014 - $5,244,800 loss), the loss from operations was $1,303,500 compared to the same period in the prior year of $2,444,200. Income from operations excluding amortization for the six month period ended June 30, 2015 was $206,800 compared to a loss in the same period in the prior year of $1,857,300, which represents an improvement of $2,064,000 or 111.1%.

Gross Profit and Cost of Sales

Gross profit for the three month period ended June 30, 2015 was $4,104,000, higher by 101.1%, or $2,063,500 compared to the same period in the prior year. Underlying improvements in gross profit for the three month period ended June 30, 2015 resulted from an increase in gross profit of $2,355,100 from other domestic product sales and international product sales.

Gross profit for the six month period ended June 30, 2015 was $7,668,900, higher by 103.2%, or $3,893,900 compared to the same period in the prior year. Underlying improvements in gross profit for the six month period ended June 30, 2014 resulted from an increase in gross profit of $3,998,200 from other domestic product sales and international product sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the for the three month period ended June 30, 2015 were $4,136,300 compared to $2,409,700 for the same period in 2014. The increase of $1,726,600 or 71.7%

●
Selling, general and administrative expenses for the six month period ended June 30, 2015 were $7,462,200 compared to $5,632,300 for the same period in 2014. The increase of $1,829,900 or 32.5%, . SG&A expense increase for the three month and six month period ended relate primarily to continued investment in the Company’s sales force and marketing expenses to grow its existing products including Cambia®, development activities related to bilastine which Health Canada recently accepted for review as well as transactional and operational expenses related to  newly acquired Fibricor® and MFI and finally expenses related to the proposed merger with Pozen.

An increase in selling, general and administrative expenses of $1,726,600  related primarily to continued investment  to grow existing products , pre-launch and regulatory  activities related to bilastine, operational expenses related to  the acquisition of  Fibricor® and MFI and legal, accounting and due diligence expenses related to the proposed merger with Pozen.

An increase in selling, general and administrative expenses of $1,726,600  related primarily to continued investment  to grow existing products , pre-launch and regulatory  activities related to bilastine, operational expenses related to  the acquisition of  Fibricor® and MFI and legal, accounting and due diligence expenses related to the proposed merger with Pozen.
An increase in selling, general and administrative expenses of $1,726,600  related primarily to continued investment  to grow existing products , pre-launch and regulatory  activities related to bilastine, operational expenses related to  the acquisition of  Fibricor® and MFI and legal, accounting and due diligence expenses related to the proposed merger with Pozen.

Warrant Liability

The revaluation of the warrant liability for the three month period ended June 30, 2015, resulted in a increase in the warrant expense (non-cash) of $6,181,900 (June 30, 2014 - $3,206,000 increase). For the six month period ended June 30, 2015 the revaluation of the warrant liability resulted in an increase in the warrant expense (non-cash) of $8,877,500 (June 30, 2014 - $4,617,700).

Interest and Other Income

Interest and other income for the three month period ended June 30, 2015 was $802 (2014 - $166). These amounts include interest received on short-term investments for both 2015 and 2014. During the six month period ended June 30, 2015 interest and other income was $927 (2014 - $538).

Net Loss

The net loss for the three month period ended June 30, 2015 was $8,824,900, compared to a net loss of $4,400,800 for the same period in the prior year. This equates to loss of $0.08 per share compared to a loss of $0.09 per share for the same period in 2014.

The net loss for the six month period ended June 30, 2015 was $14,006,300, compared to a net loss of $7,689,000 for the same period in the prior year. This equates to a loss of $(0.14) per share compared to a loss of $(0.15) per share for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $17,600,421 at June 30, 2015 compared to $3,505,791 at December 31, 2014.

Cash used in operations for the six month period ended June 30, 2015 was $4,657,600 (2014 - $2,315,500) is  related primarily to continued investment in the Company’s sales force and marketing expenses to grow its existing products including Cambia® , development activities related to bilastine which Health Canada recently accepted for review as well as transactional and operational expenses related to  newly acquired Fibricor® and MFI and finally expenses related to the proposed merger with Pozen.  Also included are changes in non-cash operating assets and liabilities, which increased to $2,247,400 for the six month period ended June 30, 2015 (2014 - $337,400 increase).

Cash used in investing activities for the six month period ended June 30, 2015 was $14,613,700 (2014 - $229,300).

Cash provided by financing activities for the six month period ended June 30, 2015 was $32,118,000 (2014 - $2,082,800).

On June 16, 2015, Tribute entered into a share purchase agreement with the shareholders of MFI pursuant to which Tribute acquired on such date all of the outstanding shares of MFI (the “MFI Shares”). The consideration paid for the MFI Shares was comprised of (1) $8,492,868 million in cash on closing, (2) $5,000,000 through the issuance of 3,723,008 of Tribute common shares, (3) $5,000,000 in the form of a one-year term promissory note bearing interest at 8% annually convertible in whole or in part at the holder’s option at any time during the term into 2,813,778 of Tribute common shares at a conversion rate of $1.77 per Tribute common share (subject to adjustment in certain events), maturity date is June 16, 0216 and (4) future contingent cash milestone payments totaling $5,695,000 that will be paid only upon obtaining certain consents. In addition, on the receipt of each regulatory approval for MFI’s two pipeline products (or upon the occurrence of a change of control of Tribute), the vendors will receive a payment of $1,250,000 per product. In connection with the completion of the acquisition of MFI, Tribute also completed a private placement of $12,500,000 principal amount of secured subordinated Debentures. The Debentures bear interest at a rate of 6.0% per annum payable quarterly in arrears and mature on June 16, 2016. The Debentures can be redeemed, in full, at any time following the closing date and prior to the maturity date, by Tribute paying the principal amount plus any accrued and unpaid interest. Tribute will also pay a customary redemption fee upon a change of control and an exit fee upon repayment of the Debentures.

In connection with the Fibricor® acquisition Tribute completed a private placement pursuant to which it issued 13,043,695 common shares at a price of $0.92 per share for aggregate gross proceeds of $12,000,199.

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

RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2015 the Company granted 200,000 (2014 - 200,000) common share options to LMT Financial Inc. a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three and six month periods ended June 30, 2015, the Company recorded $110,405 and $148,931, respectively (2014 - $20,222 and $36,444, respectively) as a non-cash expense. These amounts have been recorded as selling, general and administrative expense in the condensed interim consolidated statements of operations, comprehensive loss and deficit.

SIGNIFICANT CUSTOMERS

During the three month period ended June 30, 2015, the Company had three significant wholesale customers (2014 – three) that represented 68.7% (2014 – 68.9%) of product sales. During the six month period ended June 30, 2015, the Company had two (2014 –three) significant wholesale customers that represented 52.4% (2014 – 67.4%) of product sales.

SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company issued 930,125 common shares in connection with the exercise of 776,700 common share purchase warrants and 153,425 compensation options exercised at a weighted average exercise price of $0.88 per common share, for aggregate proceeds of $806,428.  In addition, the Company issued 76,712 common share purchase warrants on the exercise of 76,712 compensation options. Each such warrant has an exercise price of $0.90 and an expiry date of July 15, 2016.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended June 30, 2015, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between June 23, 2015 and June 30, 2015, Tribute issued 110,000 common shares of Tribute pursuant to the exercise of outstanding warrants, for aggregate cash consideration of $99,000. Such securities were issued to persons outside the “United States” and not “U.S. persons” (as such terms are defined in Regulation S under the United States Securities Act of 1933, as amended (the “Securities Act”)) in reliance upon Rule 903 of Regulation S under the Securities Act.

On June 28, 2015, Tribute issued 20,000 common shares of Tribute and 10,000 common share purchase warrants of Tribute pursuant to the exercise of outstanding compensation options, for aggregate cash consideration of $14,000.  Each common share purchase warrant is exercisable for one common share of Tribute at an exercise price of $0.90 until July 15, 2016. Such securities were or will be issued to persons outside the “United States” and not “U.S. persons” (as such terms are defined in Regulation S under the Securities Act) in reliance upon Rule 903 of Regulation S under the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit No.	Description .
2.1+
Asset Purchase Agreement, dated as of May 21, 2015, by and among Tribute Pharmaceuticals International Inc., Mutual Pharmaceutical Company, Inc. and Sun Pharmaceutical Industries, Inc. (incorporated by reference to Exhibit 1.1 to Tribute’s Form 8-K filed with the SEC on May 28, 2015).

2.2
Agreement and Plan of Merger and Arrangement, dated as of June 8, 2015, by and among Tribute, Pozen, Aguono Limited, Trafwell Limited, ARLZ US Acquisition Corp., and ARLZ CA Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Tribute’s Form 8-K filed with the SEC on June 12, 2015).

2.3++
Share Purchase Agreement, dated June 16, 2015, by and among Tribute and the shareholders of Medical Futures Inc. (incorporated by reference to Exhibit 1.1 to Tribute’s Form 8-K filed with the SEC on June 22, 2015).

4.1++	Promissory Note dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to Tribute’s Form 8-K filed with the SEC on June 22, 2015).
4.2	Form of Debenture for the debenture offering that closed on June 16, 2015 (incorporated by reference to Exhibit 4.2 to Tribute’s Form 8-K filed with the SEC on June 22, 2015).
4.3*	Consolidated, Amended and Restated Promissory Note, dated October 1, 2014
10.1	Form of Tribute Support Agreement (incorporated by reference to Exhibit 10.1 to Tribute’s Form 8-K filed with the SEC on June 12, 2015).
10.2
Facility Agreement, dated as of June 8, 2015, by and among the Borrower, Pozen, Tribute and the Lenders (incorporated by reference to Exhibit 10.2 to Tribute’s Form 8-K filed with the SEC on June 12, 2015).

10.3
Share Subscription Agreement, dated as of June 8, 2015, by and among the Aguono Limited, Tribute, Pozen, QLT Inc. and other investors (incorporated by reference to Exhibit 10.3 to Tribute’s Form 8-K filed with the SEC on June 12, 2015).

10.4++*	Distribution Agreement, dated December 1, 2006, between Medical Futures, Inc. and Colorado Biolabs, Inc.
10.5++*	Amendment No. 1, dated as of December 1, 2010, to Distribution Agreement, dated December 1, 2006, between Medical Futures, Inc. and Colorado Biolabs, Inc.
10.6++*	Addendum, dated November 19, 2014, to Distribution Agreement, dated December 1, 2006, as amended, between Medical Futures, Inc. and Colorado Biolabs, Inc.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
______________________

+	Confidential portions of this Exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment order granted by the SEC.

++	Confidential portions of this Exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Exchange Act.

*      Filed herewith.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUTE PHARMACEUTICALS CANADA INC. (Registrant)

August 14, 2015	By:	/s/ Scott Langille
Scott Langille
Chief Financial Officer
(Principal Financial and Accounting Officer)