Form 10-Q
period 2015-09-30
Tribute Pharmaceuticals Canada Inc.
filed 2015-11-09
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
Or

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

(905) 876-1118
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

The number of outstanding common shares, no par value, of the Registrant at: September 30, 2015: 126,240,542

TABLE OF CONTENTS

PART I –FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)
(Unaudited)

	As at September 30, 2015	As at December 31, 2014
ASSETS
Current
Cash and cash equivalents	$13,228,708	$3,505,791
Accounts receivable, net of allowance of $nil (December 31, 2014 - $nil) (Note 17(d))	7,028,390	2,145,319
Inventories (Note 3)	3,235,531	1,037,387
Taxes recoverable	331,143	130,623
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 4)	316,483	187,279
Other current asset (Note 18)	19,400	-
Current portion of debt issuance costs, net (Note 7)	957,963	128,134
Total current assets	25,133,432	7,150,347
Property, plant and equipment, net (Note 5)	1,275,410	1,012,285
Intangible assets, net (Note 6)	79,108,376	40,958,870
Goodwill (Note 6)	6,802,603	3,599,077
Debt issuance costs, net (Note 7)	312,633	359,161
Total assets	$112,632,454	$53,079,740

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,290,982	$4,344,606
Amounts payable and contingent consideration (Note 2)	9,528,525	-
Current portion of long term debt (Note 7)	1,853,179	1,319,030
Promissory convertible note (Note 2)	5,000,000	-
Debentures (Note 7)	12,500,000	-
Warrant liability (Note 8(c))	4,644,532	3,107,880
Total current liabilities	41,817,218	8,771,516
Deferred tax liability	6,931,475	-
Long term debt (Note 7)	15,067,972	13,967,493
Total liabilities	63,816,665	22,739,009

Contingencies and commitments (Notes 2, 7 and 11)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited common shares with no par value
ISSUED (Note 8(a))
Common shares 126,240,542 (December 31, 2014 – 94,476,238)	72,442,707	41,182,630
Additional paid-in capital options (Note 8(b))	3,941,669	2,713,605
Warrants (Note 8(c))	4,741,815	6,347,349
Accumulated other comprehensive income (Note 18)	19,400	-
Deficit	(32,329,802)	(19,902,853)
Total shareholders’ equity	48,815,789	30,340,731
Total liabilities and shareholders’ equity	$112,632,454	$53,079,740

See accompanying notes to the condensed interim consolidated financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS,
 COMPREHENSIVE LOSS AND DEFICIT
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Month Periods Ended September 30		For the Nine Month Periods Ended September 30
	2015	2014	2015	2014
Revenues
Licensed domestic product net sales	$2,379,932	2,381,710	6,968,164	7,121,403
Other domestic product sales	5,363,437	991,053	11,355,924	2,945,936
International product sales	1,264,481	496,153	2,705,543	1,318,002
Royalty and licensing revenues	-	-	-	18,414
Total revenues (Notes 12 and 15)	9,007,850	3,868,916	21,029,631	11,403,755

Cost of Sales
Licensor sales and distribution fees	1,705,353	1,525,103	4,700,228	4,457,240
Cost of products sold	1,643,274	438,104	2,998,366	1,252,370
Expired products	4,920	25,228	7,793	38,584
Total Cost of Sales	3,353,547	1,988,435	7,706,387	5,748,194
Gross Profit	5,654,303	1,880,481	13,323,244	5,655,561
Expenses
Selling, general and administrative (Notes 8(b), 13 and 16)	4,479,322	2,529,534	11,941,496	8,161,873
Amortization of assets	1,931,603	296,723	3,441,839	883,649
Total operating expenses	6,410,925	2,826,257	15,383,335	9,045,522
Loss from operations	(756,622)	(945,776)	(2,060,091)	(3,389,961)

Non-operating income (expenses)
(Loss) gain on derivative instrument (Note 18)	136,150	(184,113)	136,150	(180,913)
Change in warrant liability (Note 8(c))	4,882,781	4,454,565	(3,994,708)	(163,184)
Unrealized foreign currency exchange (loss) on debt	(1,084,417)	-	(2,180,600)	-
Accretion expense (Note 7)	(75,521)	(36,738)	(222,983)	(102,264)
Restructuring costs (Note 2)	(23,711)	-	(1,156,109)	-
Transaction costs	(952,855)	-	(1,206,899)	-
Interest income	9,268	57,550	10,195	58,088
Interest expense	(798,417)	(303,613)	(1,989,392)	(868,911)
Income (loss) before tax	1,336,656	3,041,875	(12,664,437)	(4,647,145)
Deferred income tax (recovery) (Note 14)	(242,716)	-	(237,488)	-
Net income (loss) for the period	$1,579,372	$3,041,875	$(12,426,949)	$(4,647,145)
Unrealized gain on derivative instrument, net of tax (Note 18)	19,400	13,158	37,950	13,158
Net income (loss) and comprehensive income (loss) for the period	1,598,772	3,055,033	(12,388,999)	(4,633,987)
Deficit, beginning of period	(33,909,174)	(21,984,931)	(19,902,853)	(14,295,911)
Deficit, end of period	$(32,329,802)	$(18,943,056)	$(32,329,802)	$(18,943,056)
Earnings (loss) per share (Note 9) – Basic and diluted	$0.01	$0.03	$(0.11)	$(0.07)
Weighted Average Number of Common Shares – Basic	109,576,434	87,948,738	108,713,903	64,283,839
Weighted Average Number of Common Shares - Diluted	124,887,901	88,392,327	108,713,903	64,283,839

See accompanying notes to the condensed interim consolidated financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)
(Unaudited)
For the Periods Ended September 30,

	For Nine Month Periods Ended
	2015	2014
Cash flows from (used in) operating activities
Net loss	$(12,426,949)	$(4,647,145)
Items not affecting cash:
Amortization	3,477,369	909,311
Changes in warrant liability (Note 8(c))	3,994,708	163,183
Share-based compensation (Note 8(b))	1,244,987	359,992
Unrealized foreign currency exchange loss	2,751,492	-
Accretion expense	222,983	102,264
Transaction costs	112,820	-
Paid-in common shares for services	-	211,812
Deferred tax recovery	(242,716)	-
Change in non-cash operating assets and liabilities (Note 10)	(3,867,230)	(736,585)
Cash flows (used in) operating activities	(4,732,536)	(3,637,168)
Cash flows from (used in) investing activities
Acquisition, net of cash acquired	(11,757,149)	-
Additions to property, plant and equipment	(16,063)	(6,525)
Increase in intangible assets	(6,495,802)	(231,620)
Cash flows (used in) investing activities	(18,269,014)	(238,145)
Cash flows from (used in) financing activities
Debt issuance costs (Note 7)	(1,125,756)	(128,181)
Options exercised	23,940	-
Debentures (Note 7)	12,500,000	-
(Repayment) advances of long term debt (Note 7)	(912,899)	2,211,000
Common shares issued (Note 8(a))	12,000,199	30,026,500
Share issuance costs (Note 8(a))	(1,092,847)	(2,648,813)
Warrants exercised	11,248,272	-
Cash flows from financing activities	32,640,909	29,460,506

Changes in cash and cash equivalents	9,639,359	25,585,193
Change in cash and cash equivalents due to changes in foreign exchange	83,558	327,184
Cash and cash equivalents, beginning of period	3,505,791	2,813,472
Cash and cash equivalents, end of period	$13,228,708	$28,725,849

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

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2015, and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014 and its cash flows for the nine month periods ended September 30, 2015 and 2014.  Note disclosures have been presented for material updates to the information previously reported in the annual audited financial statements.

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

Proposed Merger Transaction

On June 8, 2015, Tribute entered into an Agreement and Plan of Merger and Arrangement (the “Transaction Agreement”) with Pozen, Inc. (“Pozen”). Upon the completion of the transaction contemplated thereby, which is expected to occur in the fourth quarter of 2015, subject to satisfaction of various conditions, the combined company will be named Aralez Pharmaceuticals plc (“Aralez”), an Irish corporation. At closing, each common share of Tribute will be exchanged for 0.1455 Aralez ordinary shares.  This transaction is subject to shareholder approval, as well as various regulatory approvals.

2.	Acquisitions

Fibricor Acquisition

On May 21, 2015, Tribute Pharmaceuticals International Inc., a Barbados corporation and a wholly owned subsidiary of Tribute, acquired the U.S. rights to Fibricor® and its related authorized generic (the “Product”) from a wholly owned step-down subsidiary of Sun Pharmaceutical Industries Ltd. (“Sun Pharma”).  Financial terms of the deal include the payment of US$10,000,000 as follows: US$5,000,000 ($6,100,500) paid on closing; US$2,000,000 ($2,678,800) payable 180 days from closing; and, US$3,000,000 ($4,018,200) payable 365 days from closing.  As at September 30, 2015, US$5,000,000 ($6,697,000) has been accrued and included in amounts payable and contingent consideration on the condensed interim consolidated balance sheet.

MFI Acquisition

On June 16, 2015, Tribute entered into a share purchase agreement (the ‘‘Share Purchase Agreement’’) with the shareholders of Medical Futures Inc. (‘‘MFI’’) pursuant to which Tribute acquired on such date (the ‘‘MFI Acquisition’’) all of the outstanding shares of MFI (the ‘‘MFI Shares’’). The consideration paid for the MFI Shares was comprised of (1) $8,492,868 in cash on closing, (2) $5,000,000 through the issuance of 3,723,008 Tribute common shares, (3) $5,000,000 in the form of a one-year term promissory note (the ‘‘Note’’) bearing interest at 8% annually convertible in whole or in part at the holder’s option at any time during the term into 2,813,778 Tribute common shares at a conversion rate of $1.77 per Tribute common share (subject to adjustment in certain events), with a maturity date of June 16, 2016, (4) retention payments of $507,132, reported as amounts payable and contingent consideration on the condensed interim consolidated balance sheet, and (5) future contingent cash milestone payments totaling $5,695,000 that will be paid only upon obtaining certain consents. In addition, on the receipt of each regulatory approval for MFI’s two pipeline products described below (or upon the occurrence of a change of control of Tribute), the vendors will receive a payment of $1,250,000 per product. The Company estimated the fair value of the contingent consideration by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk adjusted rate of return. The Company evaluates its estimates of fair value of contingent consideration liabilities at the end of each reporting period until the liability is settled. Any changes in the fair value of contingent consideration liabilities are included in change in fair value of contingent consideration on the statements of operations and comprehensive loss. The liability for these amounts payable, are reported together as “amounts payable and contingent consideration” on the balance sheet.  The Company accrued $5,695,000 related to obtaining certain consents as an achievement probability of 100% was assigned to those contingent milestone payments.  During the three months and nine months ended September 30, 2015, one consent was received and a payment issued of $3,345,000. The contingent payments related to the two pipeline products are reliant on regulatory approval.  As the achievement of regulatory approval cannot be reliably estimated by the Company, an achievement probability of 0% was assigned and therefore no accrual recorded on the Balance Sheet.

The MFI Acquisition diversifies Tribute’s product portfolio in Canada through the addition of twelve marketed products (Durela®, Proferrin®, Iberogast®, MoviPrep®, Normacol®, Resultz®, Pegalax®, BalanseTM, BalanseTM Kids, DiaflorTM, Mutaflor® and Purfem®, one product recently approved by Health Canada but has not launched (ibSiumTM) and two pipeline products, OctasaTM and BedBugzTM, both of which are pending submission to Health Canada.

The Company recorded an accrual of $1,156,109 in acquisition and restructuring costs during the nine month period ended September 30, 2015, on the condensed interim consolidated statement of operations and comprehensive loss.

In connection with the MFI Acquisition, the Company acquired assets with a fair value of $36,677,236.  Assets consisted of cash of $81,223, receivables of $1,757,912, inventory of $1,559,353, prepaids of $263,660, property, plant and equipment of $334,764, intangible assets of $28,652,850 and taxes recoverable of $94,286 and goodwill of $3,203,526.  Liabilities were also assumed of $11,982,236 consisting of bank indebtedness of $1,937,475, accounts payable and accrued liabilities of $2,450,391 and a deferred tax liability of $7,174,191.  The estimated fair value of the intangible assets was determined based on the use of the discounted cash flow models using an income approach for the acquired licenses.  Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization. The license agreement assets are classified as indefinite-lived intangible assets until the successful completion and commercialization or abandonment of the associated marketing and development efforts.  The licensing asset and licensing agreements relate to product license agreements having estimated useful lives of 4 to 22 years. The Company believes that the fair values assigned to the assets acquired, the liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions.

Pro Forma Results: The following unaudited pro forma condensed combined financial information summarizes the results of operations for the periods indicated as if the Novartis and MFI Acquisition had been completed as of January 1, 2014 after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Novartis and MFI Acquisition would have taken place as of January 1, 2014 and should not be taken as indicative of future results of operations or financial condition. Pro forma adjustments are tax-effected at the effective tax rate.

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2015	2014	2015	2014
Net revenues	$9,007,850	$8,358,002	$25,302,649	$24,309,618
Net income (loss)	$1,579,372	$4,869,262	$(12,294,605)	$327,042
Earnings (loss) per share - Basic and diluted	$0.01	$0.06	$(0.11)	$0.01

3.	Inventories

	September 30, 2015	December 31, 2014
Raw materials	$664,673	$290,197
Finished goods	1,922,009	399,830
Packaging materials	114,617	70,870
Work in process	534,232	276,490
	$3,235,531	$1,037,387

4.	Prepaid Expenses and Other Receivables

	September 30, 2015	December 31, 2014
Prepaid operating expenses	$299,334	$180,304
Deposits	10,174	-
Interest receivable on loan receivables	6,975	6,975
	$316,483	$187,279

5.	Property, Plant and Equipment

	September 30, 2015
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	323,982	294,272
Leasehold improvements	303,703	6,216	297,487
Office equipment	97,848	55,658	42,190
Manufacturing equipment	1,103,525	635,646	467,879
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	71,590	39,680
Computer equipment	159,180	115,278	43,902
	$2,500,865	$1,225,455	$1,275,410

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	300,798	317,456
Leasehold improvements	10,359	4,662	5,697
Office equipment	61,308	52,124	9,184
Manufacturing equipment	1,103,525	602,667	500,858
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	62,744	48,526
Computer equipment	142,873	102,309	40,564
	$2,154,674	$1,142,389	$1,012,285

6.	Intangible Assets and Goodwill

	September 30, 2015
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$447,952	$80,686	$367,266
Licensing asset	1,005,820	232,112	773,708
Licensing agreements	51,535,428	4,288,026	47,247,402
Product rights	32,000,000	1,280,000	30,720,000
	$84,989,200	$5,880,824	$79,108,376

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$351,754	$53,242	$298,512
Licensing asset	1,005,820	174,084	831,736
Licensing agreements	10,377,325	2,345,049	8,032,276
Product rights	32,117,521	321,175	31,796,346
	$43,852,420	$2,893,550	$40,958,870

Amortization expense of intangible assets for the three and nine month periods ended September 30, 2015 was $1,614,121 and $2,987,274, respectively (2014 - $252,203 and $756,574, respectively).

The Company has patents pending of $56,681 at September 30, 2015 (December 31, 2014 - $45,392) and licensing agreements of $558,703 (December 31, 2014 - $373,325) not currently being amortized.

Goodwill

Amount
Balance at December 31, 2014	$3,599,077
MFI acquisition (Note 2)	3,203,526
Balance at September 30, 2015	$6,802,603

7.	Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the "Credit Agreement") with the Company and pursuant thereto, SWK provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement.

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment,” and together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($22,769,800) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($18,751,600) (the "Loan") (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018.

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

During the three and nine month periods ended September 30, 2015, the Company accreted $75,521, and $222,983, respectively (2014 - $36,738 and $102,264, respectively) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

Legal fees and costs associated with the Loan Commitment Amount were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three and nine month periods ended September 30, 2015, the Company amortized $35,935 and $96,334, respectively (2014 – $29,682 and $82,301, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

During the three and nine month periods ended September 30, 2015, the Company paid US$379,609 ($501,957) and US$718,698 ($912,899), respectively in principal payments (year ended December 31, 2014 - $nil) and interest payments of US$1,421,551 ($1,787,321) (year ended December 31, 2014 – US$1,090,500 ($1,207,262)) under the Credit Agreement and Amended Credit Agreement.  The Company has estimated the following revenue-based principal and interest payments over the next four years ending December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

	Principal Payments		Interest Payments
2015	US$237,382	($317,950)	US$458,205	($613,720)
2016	US$1,428,619	($1,913,492)	US$1,730,297	($2,317,560)
2017	US$1,637,221	($2,192,894)	US$1,519,374	($2,035,050)
2018	US$9,978,081	($13,364,641)	US$1,469,090	($1,967,699)

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

In connection with the Debentures, the Company paid commissions to a syndicate of underwriters of $750,000.  The Company also recorded $88,945 in debt issuance costs associated with syndicate fees, $250,000 in debt issuance costs and as an exit fee and $36,811 in debt issuance costs associated with legal fees.  Total issuance costs associated with the Debentures were $1,125,756.  During the three and nine month periods ended September 30, 2015, the Company accreted $265,505, and $305,507, respectively (2014 - $nil and $nil, respectively) in non-cash accretion expense in connection with the Debenture financing, which is included in amortization of assets on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

During the three and nine month periods ended September 30, 2015, the Company paid $93,750 and $93,750, respectively in interest payments (year ended December 31, 2014 - $nil) under the Debentures.

8.	Capital Stock

(a)	Common Shares

During the nine month period ended September 30, 2015, the Company completed a private placement in which 13,043,695 common shares were issued at a price of $0.92 per common share for gross proceeds of $12,000,199.

In connection with the private placement, the Company paid cash commissions to a syndicate of underwriters of $840,014 and issued an aggregate of 456,529 non-transferable broker warrants.  See Note 8(c). Each broker warrant entitles the holder to purchase one common share of the Company at an exercise price of $0.92 at any time on or before May 21, 2017.  The Company also recorded $72,800 in issuance costs associated with syndicate fees.  Total other issuance costs associated with the private placement were $180,033.

On June 16, 2015, the Company issued 3,723,008 common shares in conjunction with the acquisition of MFI (See Note 2) with a fair value of $5,000,000 based on the current stock price.

Additionally, 12,280,659 common shares of the Company were issued upon the exercise of 12,280,659 common share purchase warrants, 2,062,844 common shares of the Company were issued upon the exercise of 2,062,844 broker compensation options, 607,997 common shares were issued upon the exercise of 607,997 underlying broker warrants issued during the period and 46,101 common shares were issued upon the exercise of various share options, at an average exercise price of $0.51 for gross proceeds of $11,133,188.

Common Shares	Number of Shares	Amount
Balance, December 31, 2014	94,476,238	$41,182,630
Warrants exercised	12,280,659	9,257,882
Warrants exercised - valuation	-	3,650,306
Common shares issued in acquisition (Note 2)	3,723,008	5,000,000
Common shares issued in private placement	13,043,695	12,000,199
Share issuance costs	-	(1,298,785)
Share options exercised	46,101	38,070
Broker compensation options exercised	2,062,844	1,304,169
Broker warrants exercised – underlying warrants	607,997	547,197
Fair value of broker warrants exercised	-	761,039
Balance, September 30, 2015	126,240,542	$72,442,707

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

During the three and nine month periods ended September 30, 2015, there were nil and 3,775,520 options, respectively, granted to officers, employees and consultants of the Company (2014 – 500,000 and 1,827,985, respectively). The exercise price of 2,925,520 of these options is $0.62, vesting quarterly one-eighth over two years on each of March 31, June 30, September 30 and December 31, in 2016 and 2017. Of these options 864,000 are time-based, while the remaining 2,911,520 are based upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.51 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 121%; expected risk free interest rate of 0.61%; and expected term of 5 years.

During the nine month period ended September 30, 2015, 200,000 options were granted with an exercise price of $0.62 and will fully vest on January 4, 2016 (Note 13). The grant date fair value of these options was estimated as $0.43 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 121%; expected risk free interest rate of 0.87%; and expected term of 5 years.

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

For the three and nine month periods ended September 30, 2015, the Company recorded $214,299 and $1,244,987, respectively (2014 – $142,915 and $359,992, respectively) as additional paid in capital for options issued to directors, officers, employees and consultants based on continuous service.  Included in this amount is ($53,446) and $550,858 for options issued to consultants for services for the three and nine month periods ended September 30, 2015, respectively (Note 13). This expense was recorded as selling, general and administrative expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.  Due to termination of employment and non-achievement of performance-based awards, 172,085 options were removed from the number of options issued during the nine month period ended September 30, 2015 (year ended December 31, 2014 – 817,830).

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2014	$2,713,605
Expense recognized for options issued to employees	176,560
Expense recognized for options issued to consultants	171,759
Balance, March 31, 2015	3,061,924
Options exercised	(6,840)
Expense recognized for options issued to employees	224,207
Expense recognized for options issued to consultants	458,162
Balance, June 30, 2015	3,737,453
Options exercised	(10,083)
Expense recognized for options issued to employees	267,745
Expense (recovery) recognized for options issued to consultants	(53,446)
Balance, September 30, 2015	$3,941,669

The total number of options outstanding as at September 30, 2015 was 8,407,325 (December 31, 2014 – 4,834,991).  The weighted average grant date fair value of the options granted during the three and nine month periods ended September 30, 2015, was $nil and $0.55, respectively (2014 - $0.47 and $0.38, respectively). The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 12,624,054 as at September 30, 2015 (December 31, 2014 – 9,447,624).

(c)	Warrants

As at September 30, 2015, the following warrants were outstanding:

Warrant Liability

Expiration Date	Number of Warrants	Weighted Average Exercise Price		Fair Value at September 30, 2015	Fair Value at December 31, 2014
May 11, 2017	750,000	US$0.43	($0.58)	$482,184	$227,090
February 27, 2015	-	US$0.50	($0.67)	$-	$184,999
February 27, 2018	2,968,750	US$0.60	($0.80)	$1,880,810	$1,310,414
March 5, 2015	-	US$0.50	($0.67)	$-	$56,691
March 5, 2018	843,750	US$0.60	($0.80)	$534,546	$372,123
March 11, 2015	-	US$0.50	($0.67)	$-	$17,547
March 11, 2018	306,250	US$0.60	($0.80)	$194,841	$102,089
August 8, 2018	755,794	US$0.5954	($0.7975)	$612,418	$334,060
September 20, 2018	108,696	US$0.55	($0.74)	$75,705	$36,442
February 4, 2021	347,222	US$0.4320	($0.5786)	$328,804	$160,319
October 1, 2019	740,000	US$0.70	($0.94)	$535,224	$306,106
	6,820,462	US$0.58	($0.78)	$4,644,532	$3,107,880

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

As at September 30, 2015, the fair value of the aggregate warrant liability of $4,644,532 (December 31, 2014 - $3,107,880) was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0% (December 31, 2014 – 0%) expected volatility of 93% (December 31, 2014 – 88%) risk-free interest rate of 0.86% (December 31, 2014 – 1.22%) and expected term of 2.93 years (December 31, 2014 – 2.18 years).

Warrants – Equity

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Grant Date Fair Value at September 30, 2015
July 15, 2016	16,505,778	$0.90	$3,972,864
July 15, 2016	1,154,281	$0.70	$429,787
July 15, 2016	423,424	$0.90	$133,726
May 21, 2017	456,529	$0.92	$205,438
	18,540,012	$0.89	$4,741,815

During the nine month period ended September 30, 2015, the Company issued 1,031,422 underlying warrants with an exercise price of $0.90, upon the exercise of 2,062,844 broker compensation options. The weighted average fair value of these warrants was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: expected dividend yield of 0%, expected volatility of 84%, risk-free interest rate of 0.47%, and expected term of 1.13 years.

In connection with the private placement completed during the nine month period ended September 30, 2015, the Company issued 456,529 non-transferable broker warrants, each exercisable into a common share of the Company, at an exercise price of $0.92 exercisable at any time on or prior to May 21, 2017. The fair value of the broker warrants at the date of grant was $205,438 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 92%; risk free interest rate of 0.67%; and expected term of 2 years.

9.	Earnings (Loss) Per Share

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period.  The diluted earnings (loss) per share is not computed when the effect of such calculation is anti-dilutive.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common shares equivalents because their inclusion would be anti-dilutive.  Potentially dilutive securities, which were not included in diluted weighted average shares for the nine month periods ended September 30, 2015 and 2014, consisted of outstanding common share options (8,407,325 and 5,639,070, respectively), outstanding warrant grants (25,360,474 and 38,679,212, respectively) and convertible debentures (2,824,858 and nil, respectively).

The following table sets forth the computation of earnings (loss) per share:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
Numerator:	2015	2014	2015	2014
Net income (loss) available to common shareholders	$1,579,372	$3,041,875	$(12,426,949)	$(4,647,145)
Denominator:
Weighted average number of common shares	109,576,434	87,948,738	108,713,903	64,283,839
Effect of dilutive common shares	15,311,466	443,589	-	-
Diluted weighted average number of common shares outstanding	124,887,901	88,392,327	108,713,903	64,283,839
Earnings (loss) per share – basic and diluted	$0.01	$0.01	$(0.11)	$(0.07)

10.	Statement of Cash Flows

Changes in non-cash balances related to operations are as follows:

	For the Nine Months Ended September 30
	2015	2014
Accounts receivable	$(3,125,159)	$(1,331,069)
Inventories	(638,791)	187,625
Prepaid expenses and other receivables	134,456	(66,575)
Taxes recoverable	(106,233)	604,310
Accounts payable and accrued liabilities	(131,503)	(130,876)
	$(3,867,230)	$(736,585)

Included in accounts payable and accrued liabilities at the end of the nine month period ended September 30, 2015, is an amount related to patents and licenses of $1,222 (December 31, 2014 - $31,655) and an amount related to license fees of $186,663 (€125,000) (December 31, 2014 - $nil).

During the nine month period ended September 30, 2015, there was $1,787,321 (2014 - $803,396) in interest paid and $nil in taxes paid (2014 – $nil).

During the nine month period ended September 30, 2015, the Company issued 3,723,008 common shares in connection with the acquisition of MFI, valued at $5,000,000.  (See Note 2)

During the nine month period ended September 30, 2015, there was $402,841 (2014 - $82,301) of non-cash debt issuance costs (see Note 7) expensed as amortization of assets.

During the nine month period ended September 30, 2015, 1,031,422 warrants were issued and valued at $327,008 upon the exercise of 2,062,844 broker compensation options.

During the nine month period ended September 30, 2015, broker warrants were issued and valued at $205,438 in regards to the private placement that was completed in May 2015 (Note 8(a)).

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

On June 30, 2008, Tribute signed a Sales, Marketing and Distribution Agreement with Actavis Group PTC ehf (“Actavis”) to perform certain sales, marketing, distribution, finance and other general management services in Canada in connection with the importation, marketing, sales and distribution of Bezalip® SR and Soriatane® (the “Actavis Products”). On January 1, 2010, a first amendment was signed with Actavis to grant the Company the right and obligation to more actively market and promote the Actavis Products in Canada. On March 31, 2011, a second amendment was signed with Actavis that extended the term of the agreement, modified the terms of the agreement and increased the Company’s responsibilities to include the day-to-day management of regulatory affairs, pharmacovigilance and medical information relating to the Actavis Products.  The Company pays Actavis a sales and distribution fee up to an annual base-line net sales forecast plus an incremental fee for incremental net sales above the base-line. On May 4, 2011, the Company signed a Product Development and Profit Share Agreement with Actavis to develop, obtain regulatory approval of and market Bezalip SR in the U.S.  The Company is required to pay US$5,000,000 ($6,697,000) to Actavis within 30 days of receipt of the regulatory approval to market Bezalip SR in the U.S.

On November 9, 2010, the Company signed a license agreement with Nautilus Neurosciences, Inc. (“Nautilus”) for the exclusive rights to develop, register, promote, manufacture, use, market, distribute and sell Cambia® in Canada. On August 11, 2011, the Company and Nautilus executed the first amendment to the license agreement and on September 30, 2012 executed the second amendment to the license agreement.  Aggregate payments of US$1,000,000 ($1,005,820) were issued under this agreement, which included an upfront payment to Nautilus upon the execution of the agreement and an amount payable upon the first commercial sale of the product.  These payments have been included in intangible assets and will be amortized over the life of the license agreement, as amended.  Up to US$6,000,000 ($8,036,400) in additional one-time performance based sales milestones, based on a maximum of six different sales tiers, are payable over time, due upon achieving annual net sales ranging from US$2,500,000 ($3,348,500) to US$20,000,000 ($26,788,000) in the first year of the achievement of the applicable milestone.  Royalty rates are tiered and payable at rates ranging from 22.5% to 25.0% of net sales.

On December 30, 2011, the Company signed a license agreement with Apricus Bioscience, Inc. to commercialize MycoVa in Canada. As of September 30, 2015, this product has not been filed with Health Canada and to-date no upfront payments have been paid.  Within 10 days of execution of a manufacturing agreement, the Company shall pay an up-front license fee of $200,000.  Upon Health Canada approval of MycoVa, the Company shall pay $400,000.  Sales milestones payments of $250,000 each are based on the achievement of aggregate net sales in increments of $5,000,000.  Royalties are payable at rates ranging from 20% to 25% of net sales.

On May 13, 2014, the Company entered into an exclusive license and supply agreement with Faes Farma, S.A. (“Faes”), a Spanish pharmaceutical company, for the exclusive right to sell bilastine, a product for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives) in Canada.  The exclusive license is inclusive of prescription and non-prescription rights for bilastine, as well as adult and paediatric presentations in Canada. Sales of bilastine are subject to receiving regulatory approval from Health Canada. Payment for the licensing rights is based on an initial fee of €250,000 ($368,337), these payments have been included in intangible assets and will be amortized over the life of the license agreement.  Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones of up to $3,692,714 (€1,466,600 ($2,192,714) and $1,500,000) are payable over time, beginning with an approval for bilastine from Health Canada. Thereafter, milestones are payable upon attainment of cumulative net sales targets, up to net sales of $60,000,000.  The license agreement is also subject to certain minimum purchase obligations upon regulatory approval and commercial sales of product.

On May 21, 2015, Tribute Pharmaceuticals International Inc. (a wholly owned subsidiary of Tribute) acquired the U.S. rights to Fibricor® and its related authorized generic from a wholly owned step-down subsidiary of Sun Pharmaceutical Industries Ltd.  Financial terms of the deal include the payment of US$10,000,000 ($13,394,000) as follows: US$5,000,000 ($6,100,500) was paid on closing, US$2,000,000 ($2,678,800) is due on November 18, 2015, and US$3,000,000 ($4,018,200) is due on May 21, 2016.  An aggregate of US$4,500,000 ($6,027,300) in one-time milestone payments are due upon the attainment of certain annual net sales targets, ranging from US$15,000,000 ($20,091,000) to US$50,000,000 ($66,970,000).

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

(b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officers and executives may be entitled to an aggregate amount of $2,765,885 as of September 30, 2015 (December 31, 2014 - $247,200) or if a change of control occurs, a lump sum payment of up to an aggregate amount of $4,729,167 (based on current base salaries) (December 31, 2014 - $2,072,200).

12.           Significant Customers

During the three month period ended September 30, 2015, the Company had four significant wholesale customers (2014 – three) that represented 76.2% (2014 – 68.7%) of product sales. During the nine month period ended September 30, 2015, the Company had four (2014 –three) significant wholesale customers that represented 75.2% (2014 – 67.4%) of product sales.

The Company believes that its relationship with these customers is satisfactory.

13.           Related Party Transactions

During the nine month period ended September 30, 2015 the Company granted 200,000 (2014 - 200,000) share options to LMT Financial Inc. a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three and nine month periods ended September 30, 2015, the Company recorded a recovery of $26,718 and an expense of $122,214, respectively (2014 - $20,444 and $56,889, respectively) as a non-cash expense.  These amounts have been recorded as selling, general and administrative expense in the condensed interim consolidated statements of operations, comprehensive loss and deficit.

14.          Income Taxes

The Company has no taxable income under Canadian Federal and Provincial tax laws for the three and nine month periods ended September 30, 2015 and 2014. The Company has non-capital loss carry-forwards at September 30, 2015 totaling approximately $18,107,900, which may be offset against future taxable income.  If not utilized, the loss carry-forwards will expire between 2015 and 2035.  The cumulative carry-forward pool of SR&ED expenditures as at June 30, 2015, that may be offset against future taxable income, with no expiry date, is $1,798,300.

The non-refundable portion of the tax credits as at September 30, 2015 was $341,300.

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

Revenue for the three and nine month periods ended September 30, 2015 and 2014 includes products sold in Canada and international sales of products through licensing agreements.  Revenue earned is as follows:

	For the Three Month Period Ended September 30		For the Nine Month Period Ended September 30
	2015	2014	2015	2014
Product sales:
Domestic sales	$7,740,306	$3,363,814	$18,298,678	$10,040,314
International sales	1,265,194	496,152	2,705,543	1,318,002
Other revenue	2,350	8,950	25,410	27,025
Total	$9,007,850	$3,868,916	$21,029,631	$11,385,343

Royalty revenues	$-	$-	$-	$18,414
Total revenues	$9,007,850	$3,868,916	$21,029,631	$11,403,755

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

16.           Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at September 30, 2015, the Company held cash of $9,146,558 (US$6,826,357 and €2,231) in denominations other than in Canadian dollars (December 31, 2014 - $1,319,013 (US$1,135,304 and €1,387)); had accounts receivables of $2,462,941 (US$1,536,389 and €270,953) denominated in foreign currencies (December 31, 2014 - $319,764 (US$67,125 and €172,313); had accounts payable and accrued liabilities of $7,340,652 (US$5,333,475 and €131,760) denominated in foreign currencies (December 31, 2014 – $32,857 (US$26,125 and €1,816)); warrant liability of $4,644,532 (US$3,467,621) (December 31, 2014 - $3,107,880 (US$2,682,994)); and long term debt of $17,788,976 (US$13,281,302) (December 31, 2014 - $16,241,400 (US$14,000,000)). For the three and nine month period ended September 30, 2015, the Company had a foreign currency gain loss of $354,586 and $500,047, respectively (2014 – a gain (loss) of $228,065 and $238,572, respectively). These amounts have been included in selling, general and administrative expenses in the condensed interim consolidated statements of operations, comprehensive loss and deficit.

17.	Financial Instruments

(a)  Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, accounts payables and accrued liabilities, amounts payable and contingent consideration, promissory convertible note and debentures are a reasonable estimate of their fair values because of the short maturity of these instruments.

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

(b)  Derivative liability – warrant liability

In connection with various financing arrangements, the Company has issued warrants to purchase up to 6,820,462 common shares of the Company as disclosed in Note 8c.  The warrants have a weighted average exercise price of US$0.58 ($0.78).  The warrants expire at dates ranging from May 11, 2017 to October 1, 2021.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at	Fair Value Measurement Using
	September 30, 2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$4,644,532	$-	$-	$4,644,532

	Fair Value at	Fair Value Measurement Using
	December 31, 2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$3,107,880	$-	$-	$3,107,880

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended September 30, 2015 and December 31, 2014:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$3,107,880	$2,966,714
Additions (deletions) to derivative instruments	(2,457,907)	424,471
Change in fair market value, recognized in earnings as Change in warrant liability	3,994,559	(283,305)
Balance end of period	$4,644,532	$3,107,880

The following is quantitative information about significant unobservable inputs (Level 3) for the Company as of September 30, 2015.

Liability Category	Fair Value	Valuation Technique	Unobservable Input	Input Value
Warrant Liability	$4,644,532	Black-Scholes valuation model	Volatility	93%

The following represents the impact on fair value measurements to changes in unobservable inputs:

Unobservable Inputs	Increase in Inputs Impact on Valuation	Decreases in Inputs Impact on Valuation
Volatility	Increase	Decrease
These instruments were valued using pricing models that incorporate the price of a common share (as quoted on the relevant over-the-counter trading market in the U.S.), volatility, risk free rate, dividend rate and estimated life. The Company computed the value of the warrants using the Black-Scholes model. There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the periods ended September 30, 2015 and December 31, 2014.

The following are the key weighted average assumptions used in connection with this computation:

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
Number of shares underlying the warrants	6,820,462		14,754,587
Fair market value of the common share	US$0.47	($0.63)	US$0.18	($0.21)
Exercise price	US$0.58	($0.78)	US$0.55	($0.64)
Expected volatility	93%		88%
Risk-free interest rate	0.86%		1.22%
Expected dividend yield	0%		0%
Expected warrant life (years)	2.93		2.18

(c)  Liquidity risk

The Company generates sufficient cash from operating and financing activities to fund its operations and fulfill its obligations as they become due.  The Company’s investment policy is to invest excess cash resources into highly liquid short-term investments purchased with an original maturity of three months or less with tier one financial institutions.  As at September 30, 2015, there were no restrictions on the flow of these funds nor have any of these funds been committed in any way, except as outlined in the detailed notes.

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

(d)  Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $7,044,204 (December 31, 2014 - $2,161,133). This amount is the total of the following financial assets: accounts receivable and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

As at September 30, 2015, the Company had three customers which made up 68.4% of the outstanding accounts receivable in comparison to two customers which made up 65.7% at December 31, 2014.  As at September 30, 2015, 36.2% (December 31, 2014 – 12.2%) of the outstanding accounts receivable was related to product sales related to two wholesale account (December 31, 2014 – one wholesale account 24.3%) and 32.1% was related to an amount owing related to international product sales (December 31, 2014 - 41.4%).

(e)  Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which exposes the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at September 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $630,200 and would increase/decrease both interest expense and net loss by approximately $99,500 for the nine month period ended September 30, 2015.  As at September 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the warrant liability balance by $232,200 and would increase/decrease both changes in warrant liability and net loss by $232,200 for the nine month period ended September 30, 2015.  As at September 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the accounts payable and accrued liabilities balance by $367,033 and would increase/decrease net loss by $367,033 for the nine month period ended September 30, 2015.

(f)  Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. At September 30, 2015, the Company had an outstanding long term debt balance of US$13,281,302 ($17,788,976), which bears interest annually at a rate of 11.5% plus the LIBOR Rate with the LIBOR Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates.  For the nine month period ended September 30, 2015, a 1% increase in interest rates would increase interest expense and net loss by approximately $126,900.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

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

During the nine month period ended September 30, 2015, the Company entered into foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses related to its payment obligation denominated in EURO currency. The notional principal of the foreign currency call option to purchase €500,000 was $724,700 at October 23, 2015.

The Company initially reports any gain or loss on the effective portion of the cash flow hedge as a component of other comprehensive income and subsequently reclassifies to the statements of operations when the hedged transaction occurs.

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has determined the foreign currency call option to be Level 2. The fair value of the foreign currency call option at September 30, 2015 was a gain of $19,400 (December 31, 2014 – $nil), and is reported in other current asset/liability in the accompanying balance sheets. During the nine month period ended September 30, 2015, the Company settled a foreign exchange contract for a gain of $136,150 (2014 - recognized a loss of $180,913).

At September 30, 2015 and December 31, 2014, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	September 30, 2015			December 31, 2014
	Notional Principal		Fair Value	Notional Principal		Fair Value
Foreign currency sold – call options	EUR	$500,000	$19,400	USD	$-	$-

The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2015 and December 31, 2014, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2015 and December 31, 2014. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC ("SWK"), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the "Credit Agreement") with the Company and pursuant thereto, SWK provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company's request on February 4, 2014.  SWK served as the agent under the Credit Agreement.

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment,” and together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($22,769,800) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($18,751,600) (the "Loan") (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018.

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

During the three and nine month periods ended September 30, 2015, the Company accreted $75,521, and $212,983, respectively (2014 - $36,738 and $102,264, respectively) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

Legal fees and costs associated with the Loan Commitment Amount were classified as debt issuance costs on the balance sheet.  These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method.  During the three and nine month periods ended September 30, 2015, the Company amortized $35,935 and $96,334, respectively (2014 – $29,682 and $82,301, respectively) in non-cash interest expense, which is included in amortization expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

During the three and nine month periods ended September 30, 2015, the Company paid US$379,609 ($501,957) and US$718,698 ($912,874), respectively in principal payments (year ended December 31, 2014 - $nil) and interest payments of US$1,421,551 ($1,787,321) (year ended December 31, 2014 – US$1,090,500 ($1,207,262)) under the Credit Agreement and Amended Credit Agreement.  The Company has estimated the following revenue-based principal and interest payments over the next four years ending December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

	Principal Payments		Interest Payments
2015	US$237,382	($317,950)	US$458,205	($613,720)
2016	US$1,428,619	($1,913,492)	US$1,730,297	($2,317,560)
2017	US$1,637,221	($2,192,894)	US$1,519,374	($2,035,050)
2018	US$9,978,081	($13,364,641)	US$1,469,090	($1,967,699)

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

In connection with the Debentures, the Company paid commissions to a syndicate of underwriters of $750,000.  The Company also recorded $88,945 in debt issuance costs associated with syndicate fees, $250,000 in debt issuance costs and as an exit fee and $36,811 in debt issuance costs associated with legal fees.  Total issuance costs associated with the Debentures were $1,125,756.  During the three and nine month periods ended September 30, 2015, the Company accreted $265,505, and $305,507, respectively (2014 - $nil and $nil, respectively) in non-cash accretion expense in connection with the Debenture financing, which is included in accretion expense on the condensed interim consolidated statements of operations, comprehensive loss and deficit.

During the three and nine month periods ended September 30, 2015, the Company paid $93,750 and $93,750, respectively, in interest payments (year ended December 31, 2014 - $nil) under the Debentures.

OVERVIEW

The third quarter of 2015 ended September 30, 2015 was highlighted by the following events:

●	Total revenues for the three month period ended September 30, 2015 increased by 132.8% compared to the same period in 2014.
●	Other domestic product sales increased 441.2% and international sales increased by 154.9% in the three month period ended September 30, 2015 compared to the same period in 2014.
●	Gross profit for the three month period ended September 30, 2015 increased by 200.7% compared to the same period in 2014.
●	Gross profit as a percentage of total revenues for the three month period ended September 30, 2015 was 62.8% compared to 48.6% for the same period in the prior year.
●	EBITDA for the three month period ended September 30, 2015 increased by $1,175,000 or 281.0% compared to the same period in 2014.
●
IMS Health, an audited third party provider of sales data, reported an 89.2% increase in total prescriptions written for Cambia® during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Total revenues for the three month period ended September 30, 2015, increased by 132.8% to $9,007,900 compared to $3,868,900 in 2014. The increase in revenue was attributable to an increase in other domestic product sales of $4,372,400 or 441.2%, and international product sales of $768,300 or 154.9%.

For the nine month period ended September 30, 2015, total revenues increased by 84.4% to $21,029,600 compared to $11,403,800 in 2014. The increase in revenue was attributable to an increase in other domestic product sales of $8,410,000 or 285.5% and an increase in international product sales of $1,387,500 or 105.3%.

The net income before taxes for the three month period ended September 30, 2015, was $1,336,700 compared to  $3,041,900 for the same period in the prior year.  Contributing factors include:

●	Increased gross profit of $3,773,800 or 200.7%;
●
Increase in selling, general and administrative expenses of $1,949,800 related primarily to  pre-launch and regulatory activities related to bilastine and operational expenses related to the acquisition of Fibricor® and MFI;

●	An increase in amortization of $1,634,900;
●	A decrease in the warrant liability (non-cash) of $428,200;
●	Loss of unrealized foreign exchange on debt of $1,084,400;
●	Transaction expenses of $952,900;
●	An increase in accretion expense of $38,800; and
●	An increase in interest expense net of interest income of $543,100.

Excluding non-operating income of $2,093,300 for the three month period ended September 30, 2015 (2014 - $3,987,700 income), the loss from operations was $756,600 compared to the prior period of $945,800. Income from operations excluding amortization for the three month period ended September 30, 2015 was $1,175,000 compared to a loss in the same period in the prior year of $649,100, which represents an improvement of $1,824,000 or 281.0%.

The net loss before taxes for the nine month period ended September 30, 2015 was $12,664,400 compared to a loss of $4,647,100 for the same period in the prior year. Contributing factors include:

●	Increased gross profit of $7,667,700 or 135.6%;
●
An increase in selling, general and administrative expenses of $3,779,600 related primarily to continued investment in the Company’s sales force and marketing expenses to grow its existing products including  Cambia®, pre-launch and regulatory activities related to bilastine and operational expenses related to the acquisition of Fibricor® and MFI;

●	An increase in amortization of $2,558,200;
●	An increase in the warrant liability (non-cash) of $3,831,500;
●	Restructuring costs of $1,156,100;
●	Transition expenses of $1,206,900;
●	An increase in accretion expense of $120,700;
●	A loss on unrealized foreign exchange on debt of $2,180,600; and
●	An increase in interest expense net of interest income of $1,168,400.

Excluding non-operating expenses of $10,604,300 for the nine month period ended September 30, 2015 (2014 - $1,257,200 loss), the loss from operations was $2,060,100 compared to the prior period of $3,390,000. Income from operations excluding amortization for the nine month period ended September 30, 2015 was $1,381,700 compared to a loss in the same period in the prior year of $2,506,300, which represents an improvement of $3,888,100 or 155.1%.

Gross Profit and Cost of Sales

Gross profit for the three month period ended September 30, 2015 was $5,654,300, higher by 200.7%, or $3,773,800 compared to the same period in the prior year. Underlying improvements in gross profit for the three month period ended September 30, 2015 resulted from an increase in gross profit of $3,935,500 from other domestic product sales and international products sales. Gross profit as a percentage of total revenues for the three month period ended September 30, 2015 was 62.8% compared to 48.6% for the same period in the prior year.

Gross profit for the nine month period ended September 30, 2015 was $13,323,200, higher by 135.6%, or $7,667,700 compared to the same period in the prior year. Underlying improvements in gross profit for the nine month period ended September 30, 2014 resulted from an increase in gross profit of $8,051,500 from other domestic product sales and international product sales. Gross profit as a percentage of total revenues for the nine month period ended September 30, 2015 was 63.4% compared to 49.6% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2015, were $4,479,300 compared to $2,529,500 for the same period in 2014 an increase of $1,949,800 or 77.1%. Selling, general and administrative expenses for the nine month period ended September 30, 2015 were $11,941,500 compared to $8,161,900 for the same period in 2014 an increase of $3,779,600 or 46.3%.  The increase for the quarter and on a year-to-date basis is primarily  to continued investment in the Company’s sales force and marketing expenses to grow its existing products including  Cambia®, pre-launch and regulatory activities related to bilastine and operational expenses related to the acquisition of Fibricor® and MFI.

Warrant Liability

The revaluation of the warrant liability for the three month period ended September 30, 2015, resulted in a decrease in the warrant expense (non-cash) of $4,882,800 (September 30, 2014 - $4,454,600 decrease). For the nine month period ended September 30, 2015 the revaluation of the warrant liability resulted in an increase in the warrant expense (non-cash) of $3,994,700 (September 30, 2014 - $163,200).

Interest and Other Income

Interest and other income for the three month period ended September30, 2015, was $9,300 (2014 - $57,600). These amounts include interest received on short-term investments for both 2015 and 2014. During the nine month period ended September 30, 2015 interest and other income was $10,200 (2014 - $58,100).

Net Income (Loss)

The net income for the three month period ended September 30, 2015, was $1,579,400, compared to net income of $3,041,900 for the same period in the prior year. This equates to a gain of $0.01 per share compared to gain of $0.03 per share for the same period in 2014.

The net loss for the nine month period ended September 30, 2015 was $12,426,900, compared to a net loss of $4,647,100 for the same period in the prior year. This equates to a loss of $0.11 per share compared to a loss of $0.07 per share for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position amounted to $13,228,700 at September 30, 2015, compared to $3,505,800 at December 31, 2014.

Cash used from operations for the nine month period ended September 30, 2015, was $4,732,500 (2014 - $3,637,200).   Also included are changes in non-cash operating assets and liabilities, which increased to $3,867,200 for the same period (2014 - $736,600 increase).

Cash used in investing activities for the nine month period ended September 30, 2015, was $18,269,000 (2014 - $238,100).

Cash provided by financing activities for the nine month period ended September 30, 2015 was $32,640,900 (2014 - $29,460,500).

On June 16, 2015, Tribute entered into a share purchase agreement with the shareholders of MFI pursuant to which Tribute acquired on such date all of the outstanding shares of MFI. The consideration paid for the MFI Shares was comprised of (1) $8.5 million in cash on closing, (2) $5 million through the issuance of 3,723,008 Tribute common shares, (3) $5 million in the form of a one-year term promissory note bearing interest at 8% annually convertible in whole or in part at the holder’s option at any time during the term into 2,813,778 Tribute common shares at a conversion rate of $1.77 per Tribute common share (subject to adjustment in certain events), and a retention payment of $507,132 and (4) future contingent cash milestone payments totaling $5.695 million that will be paid only upon obtaining certain consents. In addition, on the receipt of each regulatory approval for MFI’s two pipeline products described below (or upon the occurrence of a change of control of Tribute), the vendors will receive a payment of $1.25 million per product. In connection with the completion of the acquisition of MFI, Tribute also completed a private placement of $12,500,000 principal amount of secured subordinated debentures.  The debentures bear interest at a rate of 6.0% per annum payable quarterly in arrears and mature on June 16, 2016 (the “Maturity Date”).  The debentures can be redeemed, in full, at any time following the closing date and prior to the Maturity Date, by Tribute paying the principal amount plus any accrued and unpaid interest. Tribute will also pay a customary redemption fee upon change of control and an exit fee upon repayment of this loan.

In connection with the Fibricor® acquisition Tribute completed a private placement pursuant to which it issued 13,043,695 common shares at a price of $0.92 per share for aggregate gross proceeds of $12,000,200.

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

RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2015 the Company granted 200,000 (2014 - 200,000) share options to LMT Financial Inc., a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the three and nine month periods ended September 30, 2015, the Company recorded a recovery of $26,718 and an expense of $122,214, respectively (2014 - $20,444 and $56,889, respectively) as a non-cash expense.  These amounts have been recorded as selling, general and administrative expense in the condensed interim consolidated statements of operations, comprehensive loss and deficit.

SIGNIFICANT CUSTOMERS

During the three month period ended September 30, 2015, the Company had four significant wholesale customers (2014 – three) that represented 76.2% (2014 – 68.7%) of product sales. During the nine month period ended September 30, 2015, the Company had four (2014 –three) significant wholesale customers that represented 76.2% (2014 – 67.4%) of product sales.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended September 30, 2015, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.  The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

ITEM 1A.    RISK FACTORS.

Tribute is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item.  However, in connection with the Transaction (as defined below), Tribute is providing certain risk factors in this Form 10-Q.  Additional risk factors relating to the Transaction are described in the Form S-4 filed by Aralez Pharmaceuticals Limited (“Aralez”) with the SEC on July 20, 2015 as amended on August 19, 2015 and October 30, 2015.

On June 8, 2015, Tribute entered into an Agreement and Plan of Merger and Arrangement (the “Transaction Agreement”) with Pozen, Inc. (“Pozen”) whereby all of the outstanding common shares of Tribute will be acquired in the manner provided for by the Transaction Agreement (the “Arrangement”). Upon the completion of the transaction contemplated thereby (the “Transaction”), which is expected to occur in the fourth quarter of 2015, subject to satisfaction of various conditions, the combined company will be named Aralez Pharmaceuticals plc. In connection with the Transaction Agreement, you should consider carefully the following risk factors, including the matters addressed under the section entitled “Forward Looking Statements” in addition to other information contained in or incorporated by reference into this Form 10-Q. You should also read and consider the risks associated with the business of Pozen and the risks associated with the business of Tribute, because these risks will also affect the combined company. The risks associated with the business of Pozen can be found in Pozen’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and Pozen’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, under the heading “Risk Factors”. The risks associated with the business of Tribute can be found in Tribute’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, under the section “Risk Factors”, each of which are incorporated by reference into this Form 10-Q.

The Transaction Agreement is subject to conditions and could be terminated in accordance with its terms and the Transaction may not be completed.

The Transaction Agreement contains a number of conditions that must be satisfied or waived to complete the Transaction. Those conditions include, among others: receipt of the Pozen stockholder approval, receipt of Tribute shareholder approval, court approval of the Arrangement, expiration or termination of the waiting period under the HSR Act, if applicable, absence of any law or order preventing or prohibiting completion of the Transaction and no governmental authority instituting any proceeding seeking to enjoin or prohibit the completion of the Transaction, approval of the Aralez shares to be issued in the Transaction for listing on NASDAQ and the TSX, the continued accuracy of the representations and warranties of both parties, subject to specified materiality standards, and the performance in all material respects by both parties of their covenants and agreements.  If the Transaction is not completed by January 31, 2016, either Pozen or Tribute may choose not to proceed with the Transaction and terminate the Transaction Agreement.  No assurance can be given that all of the conditions to the closing of the Transaction will be satisfied or, if they are, as to the timing of such satisfaction.  In addition, Pozen or Tribute may elect to terminate the Transaction Agreement in certain other circumstances, including, but not limited to, a tax termination event, and the parties can mutually decide to terminate the Transaction Agreement at any time prior to the completion of the Arrangement, before or after the Pozen Stockholder approval or Tribute Shareholder approval.

Failure to complete the Arrangement could negatively impact the market price of the Tribute common shares and the future business and financial results of Tribute.

The Arrangement is subject to certain conditions that may be outside the control of Tribute, including, without limitation, the receipt of the order of the Ontario Superior Court of Justice (Commercial List) in a form acceptable to Tribute and Pozen and certain regulatory approvals. There can be no certainty that these conditions will be satisfied or, if satisfied, when they will be satisfied.  In addition, Pozen has the right in certain circumstances to terminate the Transaction Agreement, including in the event of a change having a Material Adverse Effect (as such term is defined in the Transaction Agreement) on Tribute.  If the Arrangement is not completed, the ongoing business of Tribute may be materially and adversely affected and, without realizing any of the benefits of having consummated the Transaction, Tribute will be subject to a number of risks, including the following:

●
Tribute may be required to pay certain costs relating to the Transaction, including legal, accounting, filing and possible other fees and mailing, financial printing and other expenses in connection with the Transaction whether or not the Transaction is consummated;

●
the current prices of Tribute common shares may reflect a market assumption that the Transaction will occur, meaning that a failure to complete the Transaction could result in a material decline in the price of Tribute common shares;

●	Tribute will be required, upon a termination of the Transaction Agreement under certain circumstances, to pay Pozen a termination fee of US$3.5 million;

●
matters relating to the Transaction (including integration planning) have required and will continue to require substantial commitments of time and resources of Tribute management, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Tribute; and

●
Tribute could also be subject to litigation relating to any failure to consummate the Transaction or related to any enforcement proceeding commenced against Tribute to perform its obligations under the Transaction Agreement.

If the Transaction is not consummated, these risks may materialize and may materially and adversely affect Tribute’s business, financial results and share price.

While the Transaction is pending, Pozen and Tribute will be subject to business uncertainties that could adversely affect their businesses.

Uncertainty about the effect of the Transaction on employees, customers and suppliers may have an adverse effect on Pozen and Tribute. These uncertainties may impair Tribute’s and Pozen’s ability to attract, retain and motivate key personnel until the Transaction is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with Pozen and Tribute to seek to change existing business relationships with Pozen and Tribute. Employee retention may be challenging during the pendency of the Transaction, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of Pozen or Tribute, as the case may be, could be materially adversely affected. In addition, the Transaction Agreement restricts Pozen and Tribute, from taking specified actions until the closing of the Transaction, without the consent of the other party. These restrictions may prevent Tribute from pursuing attractive business opportunities that may arise prior to the completion of the Transaction.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between July 1, 2015 and September 30, 2015, Tribute issued 1,007,072 common shares of Tribute pursuant to the exercise of outstanding warrants, for aggregate cash consideration of $902,457. Such securities were issued to persons outside the “United States” and not “U.S. persons” (as such terms are defined in Regulation S under the United States Securities Act of 1933, as amended (the “Securities Act”)) in reliance upon Rule 903 of Regulation S under the Securities Act.

In addition, between July 1, 2015 and September 30, 2015, Tribute issued 153,425 common shares of Tribute and 76,712 common share purchase warrants of Tribute pursuant to the exercise of outstanding compensation options, for aggregate cash consideration of $107,398.  Each common share purchase warrant is exercisable for one common share of Tribute at an exercise price of $0.90 until July 15, 2016. Such securities were or will be issued to persons  outside the “United States” and not “U.S. persons” (as such terms are defined in Regulation S under the Securities Act) in reliance upon Rule 903 of Regulation S under the Securities Act.

Additionally, between July 1, 2015 and September 30, 2015, Tribute issued 46,101 common shares of Tribute pursuant to the exercise of outstanding options, for aggregate cash consideration of $17,387. Such securities were issued to persons outside the “United States” and not “U.S. persons” (as such terms are defined in Regulation S under the Securities Act) in reliance upon Rule 903 of Regulation S under the Securities Act.

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

TRIBUTE PHARMACEUTICALS CANADA INC. (Registrant)

November 9, 2015	By:	/s/ Scott Langille
Scott Langille
Chief Financial Officer
(Principal Financial and Accounting Officer)