Form 10-Q/A
period 2015-06-30
Tribute Pharmaceuticals Canada Inc.
filed 2016-01-29
CIK 1159019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Tribute Pharmaceuticals Canada Inc. (“Tribute” or the “Company”) for the quarterly period ended June 30, 2015 as originally filed with the U.S. Securities and Exchange Commission on August 14, 2015 (the “Original Report”) is being filed in connection with the preparation by the Company of audited financial statements as at and for the six month period ended June 30, 2015 (the “Audited Financial Statements”) and the related notes to the Audited Financial Statements as a result of a filing obligation under Canadian securities laws relating to the 2014 acquisition of certain products from Novartis. This Amendment No. 1 reflects the fact that the Audited Financial Statements have now been audited by McGovern, Hurley, Cunningham, LLP.

Accordingly, we hereby amend and replace in its entirety Part I — Item 1 (Financial Statements) and Part II - Item 6 (Exhibits) of the Original Report. Part I — Item 1 (Financial Statements) now contains both the unaudited interim financial statements as at June 30, 2015 and for the three and six month periods ended June 30, 2015 that were included with the Original Report (the “Unaudited Financial Statements”), as well as the Audited Financial Statements as at and for the six month period ended June 30, 2015. Other than the financial information contained in Unaudited Financial Statements that is not contained in the Audited Financial Statements (which consists of financial information relating to the three month period ended June 30, 2015), the Audited Financial Statements replace and supersede the Unaudited Financial Statements. In accordance with applicable SEC rules, this Amendment No. 1 also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Amendment No. 1. Accordingly, the Registrant hereby amends Part II - Item 6 of the Original Report to reflect the filing of the new certifications.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events and any forward-looking statements represent management’s views as of the Original Report date and should not be assumed to be accurate as of any date thereafter. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

2

TABLE OF CONTENTS

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

(A)	Audited Condensed Interim Consolidated Balance Sheets	F-2

(B)	Audited Condensed Interim Consolidated Statements of Changes in Shareholders' Equity	F-3

(C)	Audited Condensed Interim Consolidated Statements of Operations and Comprehensive Loss	F-4

(D)	Audited Condensed Interim Consolidated Statements of Cash Flows	F-5

(E)	Notes to the Audited Condensed Interim Consolidated Financial Statements	F-6

(F)	Unaudited Condensed Interim Consolidated Balance Sheets	F-33

(G)	Unaudited Condensed Interim Consolidated Statements of Operations, Comprehensive Loss and Deficit	F-34

(H)	Unaudited Condensed Interim Consolidated Statements of Cash Flows	F-35

(I)	Notes to the Unaudited Condensed Interim Consolidated Financial Statements	F-36

PART II – OTHER INFORMATION

Item 6. Exhibits		4

3

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

2005 Sheppard Avenue East, Suite 300
Toronto, Ontario
M2J 5B4, Canada
Phone 416-496-1234
Fax 416-496-0125
Web www.mhc-ca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tribute Pharmaceuticals Canada Inc.

We have audited the accompanying consolidated balance sheets of Tribute Pharmaceuticals Canada Inc. (the “Company”) as of June 30, 2015 and the related consolidated statements of changes in shareholders’ equity, operations and comprehensive loss, and cash flows for the six month period ended June 30, 2015. Tribute Pharmaceuticals Canada Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tribute Pharmaceuticals Canada Inc. as of June 30, 2015, and the results of its operations and its cash flows for the six month period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
January 28, 2016

TRIBUTE PHARMACEUTICALS CANADA INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian dollars)

	As at June 30, 2015	As at December 31, 2014
ASSETS
Current
Cash and cash equivalents	$17,600,421	$3,505,791
Accounts receivable, net of allowance of $456,000 (December 31, 2014 - $nil) (Note 19d)	5,040,110	2,145,319
Inventories (Note 4)	3,167,758	1,037,387
Taxes recoverable	239,905	130,623
Loan receivable	15,814	15,814
Prepaid expenses and other receivables (Note 5)	418,097	187,279
Current portion of debt issuance costs, net (Note 9)	137,626	128,134
Debenture issuance costs (Note 9)	1,075,809	-
Total current assets	27,695,540	7,150,347
Property, plant and equipment, net (Note 6)	1,002,973	1,012,285
Intangible assets, net (Note 7)	80,525,928	40,958,870
Goodwill (Note 8)	7,649,149	3,599,077
Debt issuance costs, net (Note 9)	326,310	359,161
Total assets	$117,199,900	$53,079,740

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,862,996	$4,344,606
Amounts payable and contingent considerations (Note 2)	11,932,000	-
Current portion of long term debt (Note 9)	1,653,802	1,319,030
Promissory convertible debenture (Note 2)	5,000,000	-
Debentures (Note 9)	12,500,000	-
Warrant liability (Note 10c)	9,575,408	3,107,880
Other current liability (Note 20)	24,850	-
Total current liabilities	49,549,056	8,771,516
Deferred tax liability	7,174,190	-
Long term debt (Note 9)	14,507,306	13,967,493
Total liabilities	71,230,552	22,739,009

Contingencies and commitments (Notes 9 and 13)

SHAREHOLDERS’ EQUITY
Capital Stock
AUTHORIZED
Unlimited Non-voting, convertible redeemable and retractable preferred shares with no par value
Unlimited Common shares with no par value
ISSUED (Note 10a)
Common shares 125,050,578 (December 31, 2014 – 94,476,238)	71,098,839	41,182,630
Additional paid-in capital options (Note 10b)	3,737,454	2,713,605
Warrants (Note 10c)	5,002,711	6,347,349
Accumulated other comprehensive loss (Note 20)	(24,850)	-
Deficit	(33,844,806)	(19,902,853)
Total shareholders’ equity	45,969,348	30,340,731
Total liabilities and shareholders’ equity	$117,199,900	$53,079,740

See accompanying notes to the consolidated financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in Canadian dollars)
FOR THE PERIODS ENDED JUNE 30, 2015 AND DECEMBER 31, 2014

	Number of Common Shares	Common Shares	Warrants	Additional Paid-in Capital Options	Accumulated Other Comprehensive Income	Deficit
	#	$	$	$	$	$
BALANCE,
January 1, 2014	51,081,238	19,947,290	-	2,286,890	(38,156)	(14,295,911)

Units issued (Note 10a)	42,895,000	30,026,500	-	-	-	-
Common shares issued for services (Note 10a)	500,000	211,812	-	-	-	-
Options issued to employees and directors (Note 10b)	-	-	-	426,715	-	-
Broker warrants – valuation allocation (Note 10a)	-	(1,177,468)	1,177,468	-	-	-
Common share purchase warrants – valuation (Note 10c)	-	(5,169,881)	5,169,881	-	-	-
Share issuance costs (Note 10a)	-	(2,655,623)	-	-	-	-
Unrealized loss on derivative instrument	-	-	-	-	38,156	-
Net loss for the year	-	-	-	-	-	(5,606,942)
December 31, 2014	94,476,238	41,182,630	6,347,349	2,713,605	-	(19,902,853)
Warrants exercised (Notes 10a,c)	11,293,587	8,377,924	(968,005)	-	-	-
Warrants exercised – valuation (Notes 10a,c)	-	3,373,467	-	-	-	-
Options issued to employees and directors (Note 10b)	-	-	-	1,030,688	-	-
Common shares issued in acquisition (Note 10a)	3,723,008	5,000,000	-	-	-	-
Common shares issued in private placement (Notes 10a,c)	13,043,695	12,000,199	205,438	-	-	-
Share issuance costs (Note 10a)	-	(1,298,285)	-	-	-	-
Stock options exercised (Notes 10a,b)	16,634	15,043	-	(6,839)	-	-
Broker compensation options exercised (Notes 10a,c)	1,909,419	1,219,817	(582,071)	-	-	-
Broker warrants exercised (Note 10a)	587,997	529,197	-	-	-	-
Broker warrants exercised – underlying warrants (Note 10a)	-	698,847	-	-	-	-
Unrealized loss on derivative instrument	-	-	-	-	(24,850)	-
Net loss for the period	-	-	-	-	-	(13,941,953)
June 30, 2015	125,050,578	71,098,839	5,002,711	3,737,454	(24,850)	(33,844,806)

See accompanying notes to consolidated financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in Canadian dollars)

For the six month periods ended June 30,

	2015	2014
Revenues		(unaudited)
Licensed domestic product net sales	$4,588,232	$4,739,693
Other domestic product sales	5,992,487	1,954,882
International product sales	1,441,062	821,849
Royalty and licensing revenues	-	18,414
Total revenues (Notes 14 and 17)	12,021,781	7,534,838

Cost of sales
Licensor sales and distribution fees	2,988,117	3,049,938
Cost of products sold	1,378,750	696,464
Expired products	2,873	13,356
Total cost of sales	4,369,740	3,759,758
Gross Profit	7,652,041	3,775,080
Expenses
Selling, general and administrative (Notes 10b, 13c, 13e, 15 and 18)	7,565,611	5,632,339
Amortization	1,510,235	586,926
Total operating expenses	9,075,846	6,219,265
(Loss) from operations	(1,423,805)	(2,444,185)

Non-operating income (expenses)
Gain on derivative instrument (Note 20)	-	3,200
Change in warrant liability (Note 10c)	(8,877,489)	(4,617,749)
Unrealized foreign currency exchange (loss) on debt (Note 18)	(1,096,183)	-
Accretion expense (Note 9)	(147,462)	(65,526)
Restructuring costs (Note 2)	(625,266)	-
Transaction costs	(576,472)	-
Interest income	927	538
Interest expense	(1,190,975)	(565,298)
Loss before tax	(13,936,725)	(7,689,020)
Tax payable (Note 16)	5,228	-
Net (loss) for the period	$(13,941,953)	$(7,689,020)
Unrealized gain (loss) on derivative instrument, net of tax (Note 20)	18,550	(189,430)
Net loss and comprehensive loss for the period	$(13,923,403)	$(7,878,450)
Loss Per Share (Note 11) - Basic	$(0.14)	$(0.15)
- Diluted	$(0.14)	$(0.15)
Weighted Average Number of Common Shares Outstanding - Basic	102,776,669	51,501,128
- Diluted	102,776,669	51,501,128

See accompanying notes to the consolidated financial statements.

TRIBUTE PHARMACEUTICALS CANADA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian dollars)

For the six month periods ended June 30, 2015

	2015	2014
Cash flows from (used in) operating activities		(unaudited)
Net loss	$(13,941,953)	$(7,689,020)
Items not affecting cash:
Tax payable (recovery)	5,228	-
Amortization	1,540,453	598,789
Changes in warrant liability (Note 10(c))	8,877,489	4,617,749
Share-based compensation (Note 10(b))	1,030,686	217,076
Accretion expense	147,463	65,526
Paid-in common shares for services	-	211,812
Change in non-cash operating assets and liabilities (Note 12)	(2,070,294)	(337,439)
Cash flows (used in) operating activities	(4,410,928)	(2,315,507)
Cash flows from (used in) investing activities
Acquisition, net of cash acquired (Note 2)	(8,657,460)	-
Additions to property, plant and equipment	(16,063)	(6,525)
Increase in intangible assets	(6,186,865)	(222,727)
Cash flows (used in) investing activities	(14,860,388)	(229,252)
Cash flows from (used in) financing activities
Debt issuance costs (Note 9)	(1,125,756)	(128,181)
Options exercised	8,205	-
Debentures (Note 9)	12,500,000	-
(Repayment) advances of long term debt (Note 9)	(410,942)	2,211,000
Common shares issued (Note 10(a))	12,000,199
Share issuance costs (Note 10(a))	(1,092,847)	-
Warrants exercised	10,239,215	-
Cash flows from financing activities	32,118,074	2,082,819

Changes in cash and cash equivalents	12,846,758	(461,940)
Change in cash and cash equivalents due to changes in foreign exchange	1,247,872	(49,499)
Cash and cash equivalents, beginning of period	3,505,791	2,813,472
Cash and cash equivalents, end of period	$17,600,421	$2,302,033

See accompanying notes to the consolidated financial statements

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
JUNE 30, 2015 AND 2014

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Tribute Pharmaceuticals Canada Inc. (“Tribute” or the “Company”) is an emerging Canadian specialty pharmaceutical company with a primary focus on the acquisition, licensing, development and promotion of healthcare products in Canada. The Company targets several therapeutic areas in Canada with a particular interest in products for the treatment of neurology, pain, urology, dermatology and endocrinology/cardiology. In addition to developing and selling healthcare products in Canada, Tribute also sells products globally through a number of international partners.

Tribute Pharmaceuticals current portfolio consists of ten marketed products in Canada, including: Cambia® (diclofenac potassium for oral solution), Bezalip® SR (bezafibrate), Soriatane® (acitretin), NeoVisc® (1.0% sodium hyaluronate solution), Uracyst® (sodium chondroitin sulfate solution 2%), Fiorinal®, Fiorinal® C, Visken®, Viskazide®, Collatamp® G, Durela®, Proferrin®, Iberogast®, MoviPrep®, Normacol®, Resultz®, Pegalax®, Balanse®, Balanse® Kids, Diaflor™, Mutaflor®, and Purfem® in the Canadian market. Additionally, NeoVisc® and Uracyst® are commercially available and are sold globally through various international partnerships. Tribute also has the exclusive U.S. rights to Fibricor® and its related authorized generic. In addition, it has the exclusive U.S. rights to develop and commercialize Bezalip SR in the U.S. and has the exclusive right to sell bilastine, a product licensed from Faes Farma for the treatment of allergic rhinitis and chronic idiopathic urticaria (hives), in Canada. The exclusive license is inclusive of prescription and non-prescription rights for bilastine, as well as adult and pediatric presentations in Canada. Bilastine is subject to receiving Canadian regulatory approval. Tribute also has the Canadian rights to ibSium®, which was approved in Canada in June 2015 and two additional pipeline products including Octasa® and BedBugz™, both of which are pending submission to Health Canada.

The comparative statements of operations and comprehensive loss and cash flows for the six month period ended June 30, 2014 is unaudited.  The comparative balance sheet as at December 31, 2014 is derived from the annual December 31, 2014 financial statements.

The accompanying consolidated financial statements include the accounts of Tribute and its wholly-owned subsidiaries, Tribute Pharmaceuticals International Inc., Tribute Pharmaceuticals US, Inc. and Medical Futures Inc. (“MFI”) (See Note 2).  All intercompany balances and transactions have been eliminated upon consolidation.

Proposed Merger Transaction

On June 8, 2015, Tribute entered into an Agreement and Plan of Merger and Arrangement (the “Transaction Agreement”) with Pozen, Inc. (“Pozen”). Upon the completion of the transaction contemplated thereby, which is expected to occur in the first quarter of 2016, subject to satisfaction of various conditions, the combined company will be named Aralez Pharmaceuticals plc (“Aralez”). At closing, each common share of Tribute will be exchanged for 0.1455 Aralez ordinary shares.  This transaction is subject to shareholder approval, as well as various regulatory approvals.

2.	ACQUISITIONS AND GOODWILL

Business Combination

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

The transaction was accounted for as a business combination. The fair value of the acquired identifiable net assets was $32,000,000, which was allocated between the product rights acquired (Visken® and Fiorinal®).

The estimated fair value of the intangible assets was determined based on the use of the discounted cash flow models using an income approach for the acquired licenses.  Estimated revenues were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization. The license agreement assets are classified as indefinite-lived intangible assets until the successful completion and commercialization or abandonment of the associated marketing and development efforts.  The licensing asset and licensing agreements relate to product license agreements having estimated useful lives of 25 years. The Company believes that the fair values assigned to the assets acquired, the liabilities assumed and the contingent consideration liabilities were based on reasonable assumptions.

Fibricor Asset Acquisition

On May 21, 2015, Tribute Pharmaceuticals International Inc., (a wholly owned subsidiary of Tribute) a Barbados corporation, acquired the U.S. rights to Fibricor® and its related authorized generic (the “Product”) from a wholly owned step-down subsidiary of Sun Pharmaceutical Industries Ltd. (“Sun Pharma”).  Financial terms of the deal include the payment of US$10,000,000 as follows: US$5,000,000 ($6,100,500) paid on closing; US$2,000,000 ($2,494,800) payable 180 days from closing; and, US$3,000,000 ($3,742,200) payable 365 days from closing.  As at June 30, 2015, US$5,000,000 ($6,237,000) has been accrued and included in amounts payable and contingent consideration on the consolidated balance sheet. The transaction was accounted for as an asset acquisition.  Costs incurred to complete the acquisition were $113,726, which were capitalized to the cost of the assets acquired.

MFI Acquisition

On June 16, 2015, Tribute entered into a share purchase agreement (the ‘‘Share Purchase Agreement’’) with the shareholders of Medical Futures Inc. (‘‘MFI’’) pursuant to which Tribute acquired on such date (the ‘‘MFI Acquisition’’) all of the outstanding shares of MFI (the ‘‘MFI Shares’’). The consideration paid for the MFI Shares was comprised of (1) $8,492,868 in cash on closing, (2) $5,000,000 through the issuance of 3,723,008 Tribute common shares, (3) $5,000,000 in the form of a one-year term promissory note (the ‘‘Note’’) bearing interest at 8% annually convertible in whole or in part at the holder’s option at any time during the term into 2,813,778 Tribute common shares at a conversion rate of $1.77 per Tribute common share (subject to adjustment in certain events), with a maturity date of June 16, 2016 (4) retention payments of $507,132, reported as accounts payable and accrued liabilities on the consolidated balance sheet, and (5) future contingent cash milestone payments totaling $5,695,000 that will be paid only upon obtaining certain consents. In addition, on the receipt of each regulatory approval for MFI’s two pipeline products described below (or upon the occurrence of a change of control of Tribute), the vendors will receive a payment of $1,250,000 per product. The Company estimated the fair value of the contingent consideration by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk adjusted rate of return. The Company evaluates its estimates of fair value of contingent consideration liabilities at the end of each reporting period until the liability is settled. Any changes in the fair value of contingent consideration liabilities are included in change in fair value of contingent consideration on the consolidated statements of operations and comprehensive loss. The liability for these amounts payable, are reported together as “amounts payable and contingent consideration” on the balance sheet.  The Company has accrued $5,695,000 related to obtaining certain consents as an achievement probability of 100% was assigned to those contingent milestone payments.  The contingent payments related to the two pipeline products are reliant on regulatory approval.  As the achievement of regulatory approval cannot be reliably estimated by the Company, an achievement probability of 0% was assigned and therefore no accrual recorded on the balance sheet.

The MFI Acquisition diversifies Tribute’s product portfolio in Canada through the addition of thirteen (13) marketed products.

The Company recorded a charge of $625,266 in acquisition and restructuring costs during the six month period ended June 30, 2015, on the consolidated statement of operations and comprehensive loss.

Pro Forma Results: The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the MFI Acquisition had been completed as of January 1, 2014 after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the MFI Acquisition would have taken place as of January 1, 2014 and should not be taken as indicative of future results of operations or financial condition. Pro forma adjustments are tax-effected at the effective tax rate.

	For the Six Month Period Ended June 30
	2015	2014
Net revenues	$16,294,799	$15,951,616
Net loss	$(13,873,977)	$(4,542,220)
Loss per share	$(0.13)	$(0.09)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with that of the prior period.

a)           CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and all highly liquid investments purchased with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are held with three major financial institutions in Canada. As at June 30, 2015 and December 31, 2014, the Company did not have any cash equivalents.

b)           ACCOUNTS RECEIVABLE
The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

c)           REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. License fees which are comprised of initial fees and milestone payments are recognized upon achievement of the milestones provided the milestone is meaningful, and provided that collectability is reasonably assured and other revenue recognition criteria are met. Milestone payments are recognized into income upon the achievement of the specified milestones when the Company has no further involvement or obligation to perform services, as related to that specific element of the arrangement. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred revenues.

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

In connection with the Asset Purchase Agreement (Note 2), the Company entered into a transition services and supply agreement with Novartis to facilitate the seamless and efficient transfer of products to the Company. The agreement required that Novartis continue to manufacture and distribute products until the Company obtained the necessary marketing authorizations to allow it to take over these functions as principal. Novartis provided the Company with a monthly reconciliation of revenues, cost of goods, and marketing and selling expenses for which the Company then billed Novartis for the net amount receivable. The Company relied on the financial information provided by Novartis to estimate the amounts due under this agreement. Based on the terms of this arrangement and the guidance per ASC 605-45 regarding agency relationships, for the period of this arrangement the Company recorded revenues relating to the Asset Purchase Agreement on a net basis in the consolidated statement of operations, net of cost of goods and marketing and selling expenses.

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

The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2014 and June 30, 2015, no impairment of goodwill has been identified.

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

Actual results could differ from those estimates. As adjustments become necessary, they are recorded in the consolidated statement of operations and comprehensive loss in the period in which they become known. Such adjustments could be material.

h)           DEFERRED INCOME TAXES
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.

Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax results in deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent management believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is utilized, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event a determination is made that the Company would be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would be made, which would reduce the provision for income taxes.

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

j)           FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION
Monetary assets and liabilities are translated into Canadian dollars, which is the functional currency of the Company, at the year-end exchange rate, while foreign currency revenues and expenses are translated at the exchange rate in effect on the date of the transaction. The resultant gains or losses are included in the consolidated statement of operations and comprehensive loss.  Non-monetary items are translated at historical rates.

k)           RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred. The approved refundable portion of the tax credits are netted against the related expenses. Non-refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will realize the benefits of these tax credits against the deferred taxes. Refundable investment tax credits are recorded in the period when reasonable assurance exists that the Company has complied with the terms and conditions required for approval of the tax credit and it is more likely than not that the Company will collect it. At June 30, 2015, the Company had no outstanding refundable tax credits (December 31, 2014 - nil).

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
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, loan receivable, accounts payable and accrued liabilities and debentures are approximate of their fair values due to the short maturity of these instruments. The fair value of the long term debt is estimated based on quoted market prices and interest rates.

The Company’s equity-linked financial instruments reflected as warrant liability on the balance sheet represent financial liabilities classified as Level 3 as per ASU 2009-05. As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrant liability which is not traded in an active market has been determined using the Black-Scholes option pricing model based on assumptions that are supported by observable market conditions. The estimated fair value of the contingent non-cash consideration was based on the Company’s stock price.

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

4.	Inventories
	June 30, 2015	December 31, 2014
Raw materials	$372,871	$290,197
Finished goods	2,096,504	399,830
Packaging materials	157,001	70,870
Work in process	541,382	276,490
	$3,167,758	$1,037,387

During the period ended June 30, 2015, the Company assessed its inventory and determined that $4,920 of its on-hand inventory would not be used prior to its potential useful life (December 31, 2014 - $53,099). Therefore, $4,920 (December 31, 2014 - $5,277) of packaging materials, $nil (December 31, 2014 - $26,241) of finished goods, $nil (December 31, 2014 - $21,581) of raw materials and were written off during the period.

5.	Prepaid Expenses and Other Receivables
	June 30, 2015	December 31, 2014
Prepaid operating expenses and other receivables	$400,948	$180,304
Other receivables	10,174	-
Interest receivable on loan receivables	6,975	6,975
	$418,097	$187,279

6.	Property, Plant and Equipment
	June 30, 2015
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	316,255	301,999
Leasehold improvements	10,359	5,697	4,662
Office equipment	97,848	54,791	43,057
Manufacturing equipment	1,103,525	630,036	473,489
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	69,280	41,990
Computer equipment	159,181	111,405	47,776
	$2,207,522	$1,204,549	$1,002,973

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Land	$90,000	$-	$90,000
Building	618,254	300,798	317,456
Leasehold improvements	10,359	4,662	5,697
Office equipment	61,308	52,124	9,184
Manufacturing equipment	1,103,525	602,667	500,858
Warehouse equipment	17,085	17,085	-
Packaging equipment	111,270	62,744	48,526
Computer equipment	142,873	102,309	40,564
	$2,154,674	$1,142,389	$1,012,285

During the period ended June 30, 2015, the Company disposed of $nil (2014 - $nil) in property, plant and equipment.

During the period ended June 30, 2015, the Company recorded total amortization of tangible assets of $60,934 (2014 - $90,391), which was recorded as $8,628 (2014 - $5,333) to cost of goods sold, $21,594 (2014 - $6,528) to inventory and the remaining $27,032 (2014 - $24,074) was recorded to amortization expense on the consolidated statements of operations and comprehensive loss.

7.	Intangible Assets

	June 30, 2015
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$437,214	$71,573	$365,641
Licensing asset	1,005,820	212,770	793,050
Licensing agreements	51,350,051	3,023,989	48,326,062
Product rights	32,000,000	958,825	31,041,175
	$84,793,085	$4,267,157	$80,525,928

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount
Patents	$351,754	$53,242	$298,512
Licensing asset	1,005,820	174,084	831,736
Licensing agreements	10,377,325	2,345,049	8,032,276
Product rights	32,117,521	321,175	31,796,346
	$43,852,420	$2,893,550	$40,958,870

Amortization expense of intangible assets for the six month period ended June 30, 2015 was $1,373,153 (2014 - $504,371).

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

The Company tests for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified in 2015 and 2014, and therefore no impairment loss was recognized during those periods.

Estimated future amortization expense of intangible assets at June 30, 2015 is as follows:

Amount
2015	$3,217,724
2016	6,435,448
2017	6,435,253
2018	5,134,381
2019	4,787,854
Thereafter	54,101,410
$80,112,070

8.	Goodwill

The goodwill relates to the Company’s acquisition of Tribute Pharmaceuticals Canada Ltd and Tribute Pharma Canada Inc. and an agreement with Theramed Corporation.  The Company completes an annual quantitative goodwill assessment and concluded as at December 31, 2014 that there were no indications of impairment.  During the period ended June 30, 2015 there were no events or circumstances that indicated that the carrying value of the goodwill  may not be recoverable, therefore no impairment was recorded.

Amount
Balance at December 31, 2014 and 2013	$3,599,077
MFI acquisition (Note 2)	4,050,072
Balance at June 30, 2015	$7,649,149

9.	Long Term Debt and Debt Issuance Costs

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

Interest and principal under the Loan will be paid by a revenue based payment (“Revenue Based Payment”) that is charged on quarterly revenues of the Company, applied in the following priority (i) first, to the payment of all fees, costs, expenses and indemnities due and owing to SWK under the Amended Credit Amended Agreement, (ii) second, to the payment of all fees, costs, expenses and indemnities due and owing to the lenders under the Credit Agreement, (iii) third, to the payment of all accrued but unpaid interest until paid in full; and (iv) fourth, for each payment date on or after payment date in April 2015, to the payment of all principal under the Loan up to a maximum of US$1,000,000 ($1,247,400) in respect of any fiscal quarter. All amounts applied under the Revenue Based Payment will be made to each lender according to its pro-rata share of the Loan. The lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment. Pursuant to the terms of the Amended Credit Agreement, the Company entered into a Guaranty and Collateral Agreement granting the lenders a security interest in substantially all of the Company’s assets (the "Collateral"). The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other line of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties. The Amended Credit Agreement also contains certain financial covenants, including, but not limited to, certain minimum net sales requirements and a requirement to maintain at least $1,000,000 of unencumbered liquid assets at the end of each fiscal quarter. The Amended Credit Agreement includes customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments, the institution of any proceeding by a government agency or a change of control of the Company. The obligations under the Amended Credit Agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the Amended Credit Agreement. A 4% agent fee on the above mentioned transaction was paid on the amounts borrowed above US$3,500,000 ($4,365,900) up to US$8,000,000 ($9,979,200).

The Loan accrues interest at an annual rate of 11.5% plus LIBOR Rate (as defined in the Amended Credit Agreement), with LIBOR Rate being subject to a minimum floor of 2%, such that the minimum interest rate is 13.5%. In the event of a change of control, a merger or a sale of all or substantially all of the Company’s assets, the Loan shall be due and payable.

In connection with the Loan the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.7427), at any time prior to August 8, 2020. The grant date fair value of the warrants was $445,794, which was recorded as warrant liability, with an equal amount recorded as a discount to the carrying value of the Loan. In addition, an origination fee of US$120,000 ($124,172) was paid to SWK and treated as a discount to the carrying value of the loan.

Upon receipt of the additional US$2,000,000 ($2,211,000) of the Loan, the Company issued to SWK 347,222 common share purchase warrants with a grant date fair value of the warrants of $120,914. Each warrant entitles SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.539), at any time on or prior to February 4, 2021.

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

During the six month period ended June 30, 2015, the Company accreted $147,462 (2014 - $65,526) in non-cash accretion expense in connection with the long term loan, which is included in accretion expense on the consolidated statements of operations and comprehensive loss.

During 2014, the Company incurred US$203,389 ($225,858) in financing fees and legal costs related to closing the Credit Agreement and recorded US$80,000 ($92,808) related to an exit fee payable to SWK upon the retirement of the Loan. These fees and costs were classified as debt issuance costs on the consolidated balance sheets. These assets are being amortized as a non-cash interest expense over the term of the outstanding Loan using the effective interest rate method. During the six month period ended June 30, 2015, the Company amortized $60,498 (2014 –$52,619) in non-cash interest expense, which is included in amortization expense on the consolidated statements of operations and comprehensive loss.

During the six month period ended June 30, 2015, the Company paid US$339,089 ($410,917) in principal payments (year ended December 31, 2014 - $nil) and interest payments of US$950,250 ($1,172,414) (year ended December 31, 2014 – US$1,090,500 ($1,207,262)) under the Credit Agreement and Amended Credit Agreement.  The Company has estimated the following revenue-based principal and interest payments over the next four years ended December 31 based on the assumption that only the minimum revenue requirements will be met under the Amended Credit Agreement:

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

In connection with the Debentures, the Company paid commissions to a syndicate of underwriters of $750,000.  The Company also recorded $88,945 in debt issuance costs associated with syndicate fees, $250,000 in debt issuance costs and as an exit fee and $36,811 in debt issuance costs associated with legal fees.  Total issuance costs associated with the Debentures were $1,115,811.  During the six month period ended June 30, 2015, the Company accreted $40,002 (2014 - $nil) in non-cash accretion expense in connection with the Debenture financing, which is included in accretion expense on the consolidated statements of operations and comprehensive loss.

10.	Capital Stock

a)	Common Shares

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

During the six month period ended June 30, 2015, the Company completed a private placement in which 13,043,695 common shares were issued at a price of $0.92 per common share for gross proceeds of $12,000,199.

In connection with the private placement, the Company paid cash commissions to a syndicate of underwriters of $840,014 and issued an aggregate of 456,529 non-transferable broker warrants.  See Note 10(c). Each broker warrant entitles the holder to purchase one common share of the Company at an exercise price of $0.92 at any time on or before May 21, 2017.  The Company also recorded $72,800 in debt issuance costs associated with syndicate fees.  Total other issuance costs associated with the private placement were $180,033.

On May 21, 2015, the Company issued 3,723,008 common shares in conjunction with the acquisition of MFI (See Note 2) with a fair value of $5,000,000 based on the current stock price.

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

During the six month period ended June 30, 2015, there were 3,775,520 options granted to officers, employees and consultants of the Company (2014 – 1,327,985). The exercise price of 2,925,520 of these options is $0.62, vesting quarterly one-eighth over two years on each of March 31, June 30, September 30 and December 31, in 2016 and 2017. Of these options 540,000 are time-based, while the remaining 2,385,520 are based upon achieving certain financial objectives. Since stock-based compensation is recognized only for those awards that are ultimately expected to vest, the Company has applied an estimated forfeiture rate (based on historical experience and projected employee turnover) to unvested awards for the purpose of calculating compensation expense. The grant date fair value of these options was estimated as $0.51 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 121%; expected risk free interest rate of 0.61%; and expected term of 5 years.

During the six month period ended June 30, 2015, 200,000 options were granted (2014 – 200,000) with an exercise price of $0.62 and will fully vest on January 4, 2016 (Note 15). The grant date fair value of these options was estimated as $0.43 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 121%; expected risk free interest rate of 0.87%; and expected term of 5 years.  (Note 15)

In addition, 600,000 options were granted based on achieving certain financial objectives, with an exercise price of $0.99 and will vest quarterly over three years on each of March 31, June 30, September 30 and December 31, in 2016, 2017 and 2018. The grant date fair value of these options was estimated as $0.75 using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; expected risk free interest rate of 1.07%; and expected term of 5 years.

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

For the six month period ended June 30, 2015, the Company recorded $1,030,689 (2014 – $217,076) as additional paid in capital for options issued to directors, officers, employees and consultants based on continuous service.  Included in this amount is $630,839 for options issued to consultants for services. This expense was recorded as selling, general and administrative expense on the consolidated statements of operations, and comprehensive loss.  Due to termination of employment and non-achievement of performance-based awards, 172,085 options were removed from the number of options issued during the six month period ended June 30, 2015 (year ended December 31, 2014 – 817,830).

The activities in additional paid in-capital options are as follows:

Amount
Balance, December 31, 2014	$2,713,605
Options exercised	(6,840)
Expense recognized for options issued to employees	427,352
Expense recognized for options issued to consultants	603,337
Balance, June 30, 2015	$3,737,454

The total number of options outstanding as at June 30, 2015 was 8,436,791 (December 31, 2014 – 4,834,991).  The weighted average grant date fair value of the options granted during the six month period ended June 30, 2015, was $0.55 (2014 - $0.34). The maximum number of options that may be issued under the Plan is floating at an amount equivalent to 10% of the issued and outstanding common shares, or 12,505,057 as at June 30, 2015 (December 31, 2014 – 9,447,624). The total remaining options available for granting under the plan at June 30, 2015 was 4,068,266 (December 31, 2014 – 4,612,634).

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock options with the following weighted average assumptions:

	2015	2014
Risk-free interest rate	0.76%	1.60%
Expected life	5 years	5 years
Expected volatility	121%	123%
Expected dividend yield	0%	0%

The Company’s computation of expected volatility for the periods ended June 30, 2015 and 2014 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The total number of options outstanding as at June 30, 2015 was 8,436,791 (December 31, 2014 – 4,834,991).  The weighted average grant date fair value of the options granted during the year ended June 30, 2015, was $0.58 (2014 - $0.41).

The activities in options outstanding are as noted below:
	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	3,824,835	$0.60
Granted	1,827,986	0.45
Forfeited	(817,830)	0.55
Balance, December 31, 2014	4,834,991	$0.60
Granted	3,775,520	0.58
Options exercised	(16,635)	0.45
Forfeited	(157,085)	0.49
Balance, June 30, 2015	8,436,791	$0.61

When employees or non-employees exercise their stock options, the capital stock is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when stock-based compensation costs were recorded.

As at June 30, 2015, the Company had 3,703,111 (2014 – 2,508,149) vested options. As at June 30, 2015, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 4,733,680 (2014 – 2,601,181) with a weighted average contractual life of 3.9 years (2014 – 4.0 years) and exercise price of $0.64 (2014 - $0.45). As at June 30, 2015, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $2,126,440 (2014 - $339,314). The weighted average time remaining for these options to vest is 2.79 years (2014 – 1.71 years).

As at June 30, 2015, the aggregate intrinsic value of outstanding options was $11,604,910 (December 31, 2014 - $209,700) and the aggregate intrinsic value of exercisable options was $4,552,996 (December 31, 2014 - $80,848) based on the Company’s closing common share price on the OTCQX under the trading symbol TBUFF of US$1.45 ($1.81) (December 31, 2014 - US$0.46 ($0.53)).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at June 30, 2015.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.30 to $0.49	1,657,021	2.66	$0.41	1,126,892	$0.42	2.80
$0.50 to $0.69	5,669,770	3.23	0.60	2,066,219	0.58	1.94
$0.90 to $1.09	1,110,000	2.68	0.97	510,000	0.95	0.05
	8,436,791	3.04	$0.61	3,703,111	$0.58	1.94

c)           Warrants

As at June 30, 2015, the following warrants were outstanding:

Warrant Liability

Expiration Date	Number of Warrants	Weighted Average Exercise Price	Fair Value at June 30, 2015	Fair Value at December 31, 2014
May 11, 2017	750,000	US$0.43 ($0.54)	$1,032,847	$227,090
February 27, 2015	-	US$0.50 ($0.62)	$-	$184,999
February 27, 2018	2,968,750	US$0.60 ($0.75)	$3,947,630	$1,310,414
March 5, 2015	-	US$0.50 ($0.62)	$-	$56,691
March 5, 2018	843,750	US$0.60 ($0.75)	$1,120,046	$372,123
March 11, 2015	-	US$0.50 ($0.62)	$-	$17,547
March 11, 2018	343,750	US$0.60 ($0.75)	$460,096	$102,089
August 8, 2018	755,794	US$0.5954 ($0.7427)	$1,228,439	$334,060
September 20, 2018	108,696	US$0.55 ($0.69)	$152,129	$36,442
February 4, 2021	347,222	US$0.4320 ($0.5389)	$578,222	$160,319
October 1, 2021	740,000	US$0.70 ($0.87)	$1,055,999	$306,106
	6,857,962	US$0.58 ($0.73)	$9,575,408	$3,107,880

On May 11, 2012, the Company granted 750,000 warrants in connection with a loan agreement with MidCap Financial LLC, at an exercise price of US$0.56 ($0.70). Subsequently, the pro rata exercise price of the 750,000 warrants described above was adjusted due to the exercise rate of the 755,794 common share purchase warrants being issued to SWK during 2013.  The effect of this pro rata change was a new warrant exercise price of US$0.43 ($0.54). The fair value of these warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar. The fair value of the warrant liability at the date of grant of the 750,000 warrants was $312,000 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 124%; risk free interest rate of 1.48%; and expected term of 5 years.

In connection with the SWK Credit Agreement the Company issued to SWK 755,794 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.5954 ($0.7427), at any time prior to August 8, 2020.  The fair value of the warrant liability at the date of grant was $445,012 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 128%; risk free interest rate of 2.14%; and expected term of 7 years.

In connection with the private placement offerings completed during the year ended December 31, 2013, the Company granted an aggregate of 12,161,571 share purchase warrants to the participants each exercisable into one common share as follows:  6,026,438 at US$0.50 ($0.62) exercisable on or before March 11, 2015 and 6,026,437 at US$0.60 ($0.75) exercisable on or before March 11, 2018. The exercise price of the 12,052,875 warrants is denominated in U.S. dollars while the Company’s functional and reporting currency is the Canadian dollar. As a result, the fair value of the warrants fluctuates based on the current stock price, volatility, the risk free interest rate, time remaining until expiry and changes in the exchange rate between the U.S. and Canadian dollar. The fair value of the warrant liability at the date of grant for these warrants was $1,896,679 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 117.4%; risk free interest rate of 1.16%; and expected term of 3.5 years. The remaining 108,696 share purchase warrants are exercisable on or before September 20, 2018 at US$0.55 ($0.68). The fair value of the warrant liability at the date of grant for these warrants was $22,810 and was estimated using the Black-Scholes option pricing model, based on the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 130.0%; risk free interest rate of 1.89%; and expected term of 5 years.

In connection with the additional US$2,000,000 ($2,211,000) loan from SWK described in Note 9, the Company issued SWK 347,222 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.432 ($0.5388), at any time on or prior to February 4, 2021. The fair value of the warrant liability at the date of grant was $120,914 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 117%; risk free interest rate of 1.85%; and expected term of 7 years.

In connection with the additional US$6,000,000 ($6,724,800) loan described in Note 9, the Company issued SWK 740,000 common share purchase warrants with each warrant entitling SWK to acquire one common share in the capital of the Company at an exercise price of US$0.70 ($0.87), at any time on or prior to October 1, 2019. The fair value of the warrant liability at the date of grant was $303,557 and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 122%; risk free interest rate of 1.56%; and expected term of 5 years.

ASC 815 "Derivatives and Hedging" indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity.  As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the consolidated statements of operations, comprehensive income (loss) and deficit.  The Company treated the compensation warrants as a liability upon their issuance. The warrant liability is classified as Level 3 within the fair value hierarchy (see Note 19(b)).

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

For the period ended June 30, 2015, the Company recorded a loss of $8,877,489 (2014 – $4,617,749) as change in warrant liability on the consolidated statement of operations and comprehensive loss.

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

The treasury stock method assumes that proceeds received upon the exercise of all warrants and options outstanding in the period is used to repurchase the Company’s shares at the average share price during the period. The diluted loss per share is not computed when the effect of such calculation is anti-dilutive. In years when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities, which were not included in diluted weighted average shares for the periods ended June 30, 2015 and 2014 consist of outstanding stock options (8,436,791 and 5,139,070, respectively) and outstanding warrant grants (26,444,260 and 14,014,587, respectively) and convertible debentures (2,813,778 and nil, respectively).

The following table sets forth the computation of loss per share:
	June 30
	2015	2014
Numerator:		(unaudited)
Net loss available to common shareholders	$(13,941,953)	$(7,689,020)
Denominator:
Weighted average number of common shares outstanding	102,776,669	51,501,128
Effect of dilutive common shares	-	-
Diluted weighted average number of common shares outstanding	102,776,669	51,501,128
Loss per share – basic and diluted	$(0.14)	$(0.15)

12.	Changes in Non-Cash Operating Assets and Liabilities
Changes in non-cash balances related to operations are as follows:

	June 30
	2015	2014
		(unaudited)
Accounts receivable	$(1,679,859)	(1,355,477)
Inventories	(331,643)	(14,068)
Prepaid expenses and other receivables	32,842	(26,869)
Taxes recoverable	(14,996)	473,078
Accounts payable and accrued liabilities	(76,638)	585,897
	$(2,070,294)	$(337,439)

Included in accounts payable and accrued liabilities at the end of the six month period ended June 30, 2015, is an amount related to patents and licenses of $8,893 (December 31, 2014 - $31,655)  and an amounted related to license fees of $186,663 (€150,000) (December 31, 2014 - $186,663 (€150,000)l).

During the six month period ended June 30, 2015, there was $1,172,414 (2014 - $502,869) in interest paid and $nil in taxes paid (2014 – $nil).

During the six month period ended June 30, 2015, there was $100,500 (2014 - $65,526) of non-cash debt issuance costs (see Note 9) expensed as amortization of assets.

During the six month period ended June 30, 2015, 854,712 warrants were issued and valued at $304,019 upon the exercise of 1,90,419 broker compensation options.

During the six month period ended June 30, 2015, broker warrants were issued and valued at $205,438 in regards to  the private placement that  was completed in May 2015 (Note 10(a)).

13.	Contingencies and Commitments

The Company has royalty, licensing and manufacturing agreements that have remained in effect for the Company during the period ended June 30, 2015.  In addition, there were no material changes to the lease agreements during the period.

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

On May 21, 2015, Tribute Pharmaceuticals International Inc. (a wholly owned subsidiary of Tribute) acquired the U.S. rights to Fibricor® and its related authorized generic from a wholly owned step-down subsidiary of Sun Pharmaceutical Industries Ltd. (See Note 2)  An aggregate of US$4,500,000 ($5,613,300) in one-time milestone payments are due upon the attainment of certain annual net sales targets, ranging from US$15,000,000 ($18,711,000) to US$50,000,000 ($62,370,000).

Pursuant to the MFI Acquisition the following license and supply agreements have been acquired by the Company.

MFI has supply agreements with various vendors that include purchase minimums.  Pursuant to these agreements, the Company is required to purchase a total of up to $9,605,630 of products from these vendors during the following periods ended  December 31:

2015	$3,810,788
2016	$833,045
2017	$867,684
2018	$840,974
2019 and thereafter	$3,253,139
$9,605,630

On November 26, 2008, MFI entered into an exclusive license and supply agreement with Norgine B.V. (“Norgine”), a Dutch pharmaceutical company, for the exclusive right to sell MoviPrep in Canada. Payment for the licensing rights of $250,000 have been included in intangible assets and will be amortized over the life of the license agreement. Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones of up to $300,000 are payable over time. Milestones are payable upon attainment of cumulative net sales targets, up to net sales of $10,000,000.

On September 22, 2011, MFI entered into an exclusive distribution and supply agreement with Cipher Pharmaceuticals Inc. (“Cipher”), a Canadian pharmaceutical company, for the exclusive right to sell Durela in Canada. Payments for the licensing rights of $300,000 have been included in intangible assets and will be amortized over the life of the license agreement.  Any remaining milestone payments based on the achievement of specific events, including regulatory and sales milestones of up to $750,000 are payable over time.  Milestone payments are payable upon attainment of cumulative net sales targets, up to net sales of $20,000,000.

Upon the receipt of regulatory approval for MFI’s two pipeline products (or upon the occurrence of a change of control of the Company), the vendors will receive a payment of $1,250,000 per product.

(b)           Executive Termination Agreements

The Company currently has employment agreements with the provision of termination and change of control benefits with officers and executives of the Company.  The agreements for the officers and executives provide that in the event that any of their employment is terminated during the term (i) by the Company for any reason other than just cause or death; (ii) by the Company because of disability; (iii) by the officer or executive for good reason; or (iv) following a change of control, the officers and executives may be entitled to an aggregate amount of $2,740,585 as of June 30, 2015 (December 31, 2014 - $247,200) or if a change of control occurs, a lump sum payment of up to an aggregate amount of $4,514,517 (based on current base salaries) (December 31, 2014 - $2,072,200).

c)	Lease Obligations

The Company presently leases office and warehouse equipment under operating leases. For the six month period ended June 30, 2015, expenses related to these leases were $1,107 (2014 - $1,107). These amounts have been recorded as rent expense in selling, general and administrative expenses on the consolidated statements of operations and comprehensive (loss).

On September 1, 2012, the Company entered into a five year operating lease for its head office.  For the six month period ended June 30, 2015, expenses related to this lease were $52,000 (2014 - $48,000).

As at June 30, 2015, minimum operating lease payments under these leases for the periods ending December 31 are as follows:

	Total	2015	2016	2017
Operating lease obligations	$226,982	$53,107	$104,542	$69,333

14.	Significant Customers

During the period ended June 30, 2015, the Company had three (2014 –three) significant wholesale customers that represented 49.6% (2014 – 67.4%) of product sales.

The Company believes that its relationship with these customers is satisfactory.

15.	Related Party Transactions

During the period ended June 30, 2015 the Company granted 200,000 (2014 - 200,000) share options to LMT Financial Inc. a company beneficially owned by a director and former interim officer of the Company, and his spouse for consulting services. For the period ended June 30, 2015, the Company recorded $148,931 (2014 - $36,444) as a non-cash expense.  These amounts have been recorded as selling, general and administrative expense in the consolidated statements of operations, comprehensive loss and deficit.

See Notes 10b and 13b.

16.	Income Taxes

Rate reconciliation: A reconciliation of income tax (benefit) expense computed at the statutory income tax rate included in the consolidated statements of operations and comprehensive loss follows:

Income tax expense (benefit) is comprised of:
	2015	2014
Income tax expense (benefit) at statutory rate at 26.5% (2014- 26.5%)	$(3,693,200)	$(1,485,800)
Adjusted for:
Change in valuation allowance	1,247,300	2,045,100
Share issue costs	(363,600)	(1,070,400)
Non-deductible expenses	2,819,500	241,500
Other	(10,000)	269,600
Deferred income tax (recovery)	$-	$-

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

Components of deferred income tax assets and liabilities:
	June 30, 2015	December 31, 2014
Benefit of net operating losses carry-forward	$4,052,600	$3,438,300
Book values of property, plant and equipment and intangible assets in excess of tax bases	871,300	192,100
Benefit of SR&ED expenditures	476,600	476,600
Share issue costs	1,053,600	985,700
Non-refundable tax credits	341,300	341,300
License agreements	(9,530,091)	(2,030,000)
Long-term debt	502,500	290,700
Valuation allowance	(4,942,000)	(3,694,700)
	$(7,174,191)	$-

A valuation allowance was provided against certain deferred tax assets at June 30, 2015 and December 31, 2014, because the realization of the asset remains not determinable.

At June 30, 2015, the Company had non-capital losses carry-forward for income tax purposes in the amount of $15,292,800.  The losses, which may be applied against future years’ taxable income, expire as follows:

2026	$231,900
2027	85,400
2028	53,700
2030	755,300
2031	1,994,900
2032	2,071,000
2033	4,348,300
2034	3,419,100
2035	2,333,200
$15,292,800

Tax years 2008 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The Company has non-refundable tax credits as at June 30, 2015 of $341,300 (December 31, 2014 - $341,300).

The cumulative carry-forward pool of scientific research and experimental development (SR&ED) expenditures as at June 30, 2015 applicable to future years, with no expiry date, is $1,798,300 (December 31, 2014 - $1,798,300). The tax credits have a full valuation allowance on them as they do not meet the more-likely-than-not test.

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

Revenue for the periods ended June 30, 2015 and 2014 includes products sold in Canada and international sales of products through licensing agreements. Revenue earned is as follows:

	For the Six Month Period Ended June 30
	2015	2014
Product sales:
Domestic sales	$10,557,658	$6,676,500
International sales	1,441,063	821,849
Other revenue	23,060	18,075
Total	$12,021,781	$7,516,424
Royalty revenues	$-	$18,414
Total revenues	$12,021,781	$7,534,838

The Company currently sells its own products and is in-licensing other products in Canada.  In addition, revenues include products which the Company out-licenses throughout most countries in Europe, the Caribbean, Austria, Germany, Italy, Lebanon, Kuwait, Malaysia, Portugal, Romania, Spain, South Korea, Turkey, Egypt, Hong Kong and the United Arab Emirates. The operations reflected in the consolidated statements of operations, comprehensive loss and deficit includes the Company’s activity in these markets.

18.           Foreign Currency Gain (Loss)

The Company enters into foreign currency transactions in the normal course of business. Expenses incurred in currencies other than Canadian dollars are therefore subject to gains or losses due to fluctuations in these currencies. As at June 30, 2015, the Company held cash of $9,151,391 (US$7,060,322 and €247,534) in denominations other than in Canadian dollars (December 31, 2014 - $1,319,013 (US$1,135,304 and €1,387)); had accounts receivables of $907,613 (US$662,581 and €245,031) denominated in foreign currencies (December 31, 2014 - $319,764 (US$67,125 and €172,313); had accounts payable and accrued liabilities of $6,715,328 (US$6,459,127, €253,318 and Swiss Francs $2,882) denominated in foreign currencies (December 31, 2014 – $32,857 (US$26,125 and €1,816)); warrant liability of $9,575,408 (US$7,676,293) (December 31, 2014 - $3,107,880 (US$2,682,994)); and long term debt of $17,040,731 (US$13,661,000) (December 31, 2014 - $16,241,400 (US$14,000,000)). For the period ended June 30, 2015, the Company had a foreign currency (loss) of ($918,527) (2014 – a gain of $185,559). These amounts have been included in selling, general and administrative expenses in the consolidated statements of operations, and comprehensive loss.

19.           Financial Instruments

(a)	Financial assets and liabilities – fair values

The carrying amounts of cash and cash equivalents, accounts receivable, certain other current assets, accounts payables and accrued liabilities and debentures are a reasonable estimate of their fair values because of the short maturity of these instruments.

Warrant liability and other current liability are financial assets/liabilities where fluctuations in market rates will affect the fair value of these financial instruments.  The Company uses the following hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:

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

In connection with various financing arrangements, the Company has issued warrants to purchase up to 6,857,962 common shares of the Company as disclosed in Note 10c.  The warrants have a weighted average exercise price of US$0.58 ($0.73).  The warrants expire at dates ranging from May 11, 2017 to October 1, 2021.  The warrants are accounted for as derivative liabilities because the exercise price is denominated in a currency other than the Company’s functional currency.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the periods ended June 30, 2015 and December 31, 2014:

	Period Ended June 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$3,107,880	$2,966,714
Additions (deletions) to derivative instruments	(2,409,961)	424,471
Change in fair market value, recognized in earnings as Change in warrant liability	8,877,489	(283,305)
Balance end of period	$9,575,408	$3,107,880

The following is quantitative information about significant unobservable inputs (Level 3) for the Company as of June 30, 2015.

Liability Category	Fair Value	Valuation Technique	Unobservable Input	Input Value
Warrant Liability	$9,575,408	Black-Scholes valuation model	Volatility	98%

The following represents the impact on fair value measurements to changes in unobservable inputs:

Unobservable Inputs	Increase in Inputs Increase in Valuation	Decreases in Inputs Increase in Valuation
Volatility	Increase	Decrease

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

The following are the key weighted average assumptions used in connection with this computation:

	Period Ended June 30, 2015		Year Ended December 31, 2014
Number of shares underlying the warrants		6,857,962		14,754,587
Fair market value of the common share	$	US1.03 ($1.28)	$	US0.18 ($0.21)
Exercise price	$	US0.58 ($0.73)	$	US0.55 ($0.64)
Expected volatility		98%		88%
Risk-free interest rate		1.02%		1.22%
Expected dividend yield		0%		0%
Expected warrant life (years)		3.18		2.18

(c)	Liquidity risk

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

(d)	Concentration of credit risk and major customers

The Company considers its maximum credit risk to be $5,055,924 (December 31, 2014 - $2,161,133). This amount is the total of the following financial assets: accounts receivable and loan receivable. The Company’s cash and cash equivalents are held through various high grade financial institutions.

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

As at June 30, 2015, the Company had three customers which made up 71.5% of the outstanding accounts receivable in comparison to two customers which made up 65.7% at December 31, 2014.  As at June 30, 2015, 26.6% (December 31, 2014 – 12.2%) of the outstanding accounts receivable was related to product sales related to two wholesale accounts (December 31, 2014 – one wholesale account) and 44.9% (December 31, 2014 – 53.5%) was related to an amount owing related to the product sales.

(e)	Foreign exchange risk

The Company principally operates within Canada; however, a portion of the Company’s revenues, expenses, and current assets and liabilities, are denominated in United States dollars and the EURO. The Company’s long term debt is repayable in U.S. dollars, which exposes the Company to foreign exchange risk due to changes in the value of the Canadian dollar. As at June 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the long term debt balance by $700,000 and would increase/decrease both interest expense and net loss by approximately $59,500 for the period ended June 30, 2015.  As at June 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the warrant liability balance by $479,000 and would increase/decrease both changes in warrant liability and net loss by $479,000 for the period ended June 30, 2015.  As at June 30, 2015, a 5% change in the foreign exchange rate would increase/decrease the accounts payable and accrued liabilities balance by $335,766 and would increase/decrease net loss by $335,766 for the period ended June 30, 2015.

(f)	Interest rate risk

The Company is exposed to interest rate fluctuations on its cash and cash equivalents as well as its long term debt. At June 30, 2015, the Company had an outstanding long term debt balance of US$13,661,000 ($17,040,731), which bears interest annually at a rate of 11.5% plus the LIBOR Rate with the LIBOR Rate being subject to a minimum floor of 2%, such that that minimum interest rate is 13.5%, which may expose the Company to market risk due to changes in interest rates.  For the period ended June 30, 2015, a 1% increase in interest rates would increase interest expense and net loss by approximately $85,200.  However, based on current LIBOR interest rates, which are currently under the minimum floor set at 2% and based on historical movements in LIBOR rates, the Company believes a near-term change in interest rates would not have a material adverse effect on the financial position or results of operations.

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

The Company recognizes derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value.

During the period ended June 30, 2015, the Company entered into foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses related to its loan obligation denominated in United States Dollars. The notional principal of the foreign currency call option to purchase US$3,500,000 was $4,397,400 at July 23, 2015.

The Company initially reports any gain or loss on the effective portion of the cash flow hedge as a component of other comprehensive income and subsequently reclassifies to the consolidated statements of operations when the hedged transaction occurs.

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has determined the foreign currency call option to be Level 2. The fair value of the foreign currency call option at June 30, 2015 was a loss of $24,850 (December 31, 2014 – $nil), and is reported in other current asset/liability in the accompanying consolidated balance sheets. During the period ended June 30, 2015, the Company had not settled any foreign exchange contracts (June 30, 2014 - recognized a gain of $3,200).

At June 30, 2015 and December 31, 2014, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

		June 30, 2015			December 31, 2014
		Notional Principal	Fair Value		Notional Principal	Fair Value
Foreign currency sold – call options	USD	$3,500,000	$(24,850)	USD	$-	$-

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

21.           Subsequent Events

Subsequent to June 30, 2015, the Company issued 1,235,214 common shares in connection with the exercise of 1,057,322 common share purchase warrants and 153,425 compensation options exercised at a weighted average exercise price of $0.87 per common share, for aggregate proceeds of $1,069,199.  In addition, the Company issued 76,712 common share purchase warrants on the exercise of 153,425 compensation options. Each such warrant has an exercise price of $0.90 and an expiry date of July 15, 2016 (Note 10(c)).

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

TRIBUTE PHARMACEUTICALS CANADA INC.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian dollars)
(Unaudited)

1.    Basis of Presentation

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Tribute Pharmaceuticals Canada Inc.’s (“Tribute” or the “Company”) most recently completed fiscal year ended December 31, 2014.  These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2014, except when disclosed below.

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

7.    Long Term Debt and Debt Issuance Costs

On August 8, 2013, SWK Funding LLC (“SWK”), a wholly-owned subsidiary of SWK Holdings Corporation, entered into a credit agreement (the “Credit Agreement”) with the Company and SWK pursuant thereto, provided to the Company a term loan in the principal amount of US$6,000,000 ($6,381,600) which was increased, as per the terms of the Credit Agreement, by an additional US$2,000,000 ($2,211,000) at the Company’s request on February 4, 2014.  SWK served as the agent under the Credit Agreement.

On October 1, 2014 (the “Amendment Closing Date”), the Company entered into the First Amendment to the Credit Agreement and Guarantee (the “First Amendment,” and together with the Credit Agreement, the “Amended Credit Agreement”) with SWK. The Amended Credit Agreement provides for a multi-draw term loan to the Company for up to a maximum amount of US$17,000,000 ($21,205,800) (the “Loan Commitment Amount”). On the Amendment Closing Date, SWK advanced the Company an additional amount equal to US$6,000,000 ($6,724,800) pursuant to the terms of a promissory note executed on the Amendment Closing Date (the “October 2014 Note”). The October 2014 Note is for a total principal amount of US$14,000,000 ($17,463,600) (the “Loan”) (comprised of US$8,000,000 ($8,592,600) advanced under the Credit Agreement and the additional US$6,000,000 ($6,724,800) advanced on October 1, 2014) due and payable on December 31, 2018.

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

Debenture Financing

In connection with the completion of the acquisition of MFI, Tribute also completed a private placement of $12,500,000 principal amount of secured subordinated debentures (the “Debentures”).  The Debentures are secured by a general security agreement from the Company constituting a lien on all the present and future property of the Company.  The Debentures bear interest at a rate of 6.0% per annum payable quarterly in arrears and mature on June 16, 2016 (the “Maturity Date”).  The Debentures can be redeemed, in full, at any time following the closing date and prior to the Maturity Date, by Tribute paying the principal amount plus any accrued and unpaid interest. Tribute will also pay a customary redemption fee upon a change of control and an exit fee upon repayment of the Debentures.

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

(b)           Stock Based Compensation

The Company’s stock-based compensation program (the “Plan”) includes share options in which some options vest based on continuous service, while others vest based on performance conditions such as profitability and sales goals.  For those equity awards that vest based on continuous service, compensation expense is recorded over the service period from the date of grant.  For performance-based awards, compensation expense is recorded over the remaining service period when the Company determines that achievement is probable.

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

ASC 815 “Derivatives and Hedging” indicates that warrants with exercise prices denominated in a currency other than an entity’s functional currency should not be classified as equity.  As a result, these warrants have been treated as derivatives and recorded as liabilities carried at their fair value, with period-to-period changes in the fair value recorded as a gain or loss in the condensed interim consolidated statements of operations, comprehensive income (loss) and deficit.  The Company treated the compensation warrants as a liability upon their issuance. The warrant liability is classified as Level 3 within the fair value hierarchy (see Note 17(b)).

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

The table below summarizes the fair value of the Company’s financial liabilities measured at fair value:

	Fair Value at June 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$9,575,408	$-	$-	$9,575,408

	Fair Value at December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$3,107,880	$-	$-	$3,107,880

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

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS.

Exhibit No.	Description

23*	Consent by McGovern, Hurley, Cunningham, LLP.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
______________________

*      Filed herewith.

**      Furnished herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUTE PHARMACEUTICALS CANADA INC. (Registrant)

January 29, 2016	By:	/s/ Scott Langille
Scott Langille
Chief Financial Officer
(Principal Financial and Accounting Officer)

5